Form 10-K/A
period 1994-09-30
KUSHNER LOCKE CO
filed 1995-04-27
CIK 842009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-K/A

                                   FORM 10-K/A

           Amendment to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended  September 30, 1994       Commission File No.  0-17295
                          -------------------                          ---------

                            THE KUSHNER-LOCKE COMPANY
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                      95-4079057
     ----------------------------------           ------------------------------
     (State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                             Number)

         11601 Wilshire Blvd., 21st Floor, Los Angeles, California 90025
         ---------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code   (310) 445-1111
                                                          ----------------

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                10% Convertible Subordinated Debentures, Series A
              13 3/4% Convertible Subordinated Debentures, Series B
                         Common Stock Purchase Warrants


The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $24,979,000 as of April 17, 1995.

There were 31,972,687 shares of outstanding Common Stock of the Registrant as of April 17, 1995.

Total number of pages 13
                     ----

     The undersigned registrant (the R"egistrant") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "Report") as follows:

                                    PART III

     The Registrant hereby deletes the information set forth under Items 10, 11, 12 and 13 of the Report and replaces such items in their entirety as set forth below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     Directors of the Company are elected annually by the stockholders to serve for a term of one year or until their successors are duly elected and qualified. Set forth below is certain information concerning each person who is presently an executive officer or director of the Company.

                      Director  Term
Name             Age  Since     Expires   Position
- ----             ---  -----     -------   --------

Peter Locke      51   1983      1995      Co-Chairman, Chief Executive Officer;
                                          Director
Donald Kushner+  50   1983      1995      Co-Chairman, Chief Operating Officer,
                                          President and Secretary;
                                          Director
Stuart Hersch+   43   1989      1995      Director
O.J. Simpson+    47   1991      1995      Director
Lenore Nelson    44   -----      ---      Chief Financial Officer, Executive
                                          Vice President and Assistant
                                          Secretary
_________________________
+   Member of Audit Committee

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

     Peter Locke co-founded the Company with Donald Kushner in 1983 and currently serves as Co-Chairman and Chief Executive Officer of the Company.*
Mr. Locke has served as executive producer on substantially all of the Company's programming since its inception. Prior to 1983, Mr. Locke produced several prime-time television programs, including two years of the STOCKARD CHANNING SHOW and the NBC television mini-series THE STAR MAKER, starring Rock Hudson. Mr. Locke also produced two made-for-television movies telecast on CBS and the films THE HILLS HAVE EYES PARTS I and II.

     Donald Kushner co-founded the Company with Peter Locke in 1983 and currently serves as Co-Chairman, Chief Operating Officer, President and Secretary.* Mr. Kushner has served as executive producer on substantially all of the Company's programming since its inception. Mr. Kushner was the producer of TRON, a 1982 Walt Disney theatrical film starring Jeff Bridges, which was nominated for two Academy Awards.

     Stuart Hersch has served as a director of the Company since August 1989. Mr. Hersch was an executive consultant to the Company on a full-time basis from August 1989 through August 1990, and on a part-time basis from September 1990 through September 1993. Since August 1990, Mr. Hersch has been President of the WarnerVision Entertainment Division of Atlantic Records, a subsidiary of Time-Warner, Inc. From 1988 to August 1989, Mr. Hersch was Chairman of Hersch Diener & Company, an independent consulting firm. From 1983 to 1987, Mr. Hersch was the Chief Operating and Chief Financial Officer of King World Productions, Inc.


______________________
*Messrs. Locke and Kushner switch positions annually, with one serving as Chief Executive Officer and the other serving as Chief Operating Officer and President.

     O.J. Simpson has served as a director of the Company since February 1991. Mr. Simpson retired from professional football in 1979 and thereafter served as a network sports commentator. Mr. Simpson also has starred in various feature films and the Company's HBO television series 1ST AND TEN. Mr. Simpson has received $25,000 per annum for each year he served as a member of the Board of Directors, payable quarterly, and has received an option to purchase 25,000 shares of Common Stock exercisable at $1.157 per share on or prior to January 31, 1996. In light of current circumstances, Mr. Simpson does not intend to stand for re-election as a director at the Company's next annual meeting of shareholders.

     Lenore Nelson joined the Company in May 1994 and currently serves as Chief Financial Officer, Executive Vice President and Assistant Secretary. From December 1989 to May 1994, Ms. Nelson was a Senior Vice President with the Entertainment Industries Group at Imperial Bank. Prior thereto, Ms. Nelson was a Vice President of Entertainment Industries at Bank of California. From 1973 to 1984, Ms. Nelson was a film technician or post production supervisor at various entertainment companies including ABC, Universal Studios, Metro Goldwyn Mayer and Orion Pictures.

     Peter Locke and Donald Kushner have received and will receive no compensation for serving as a member of the Board of Directors. Stuart Hersch and O.J. Simpson each received $25,000 per annum, payable quarterly, in fiscal 1994 for serving as a member of the Board of Directors. Mr. Hersch will receive $25,000 per annum, payable quarterly, for serving as a member of the Board of Directors. Jerry Gottlieb, who resigned as a Director of the Company in October 1994, received $22,500 per annum in fiscal 1994.

     During the 1994 fiscal year, there was one meeting of the Board of Directors and one meeting of the Option Committee of the Board of Directors (the Option Committee was comprised of two directors, both of whom are outside directors). All other actions of the Board of Directors and Option Committee were taken pursuant to unanimous written consents. There was no meeting of the Audit Committee apart from the full meeting of the Board of Directors. Each then-current director attended the meetings of the Board of Directors and the Option Committee held during the period for which he has been a director or for which he has served as an Option Committee member.

OTHER SIGNIFICANT EMPLOYEES:

     The business experience, principal occupations and employment for at least the past five years of certain other significant employees who have made or are expected to make significant contributions to the business of the company are as follows:

     Gregory Cascante, age 45, joined the Company on September 1, 1994 as President and Chief Executive Officer of Kushner-Locke International, Inc., the international theatrical distribution subsidiary of the Company. Mr. Cascante has served as President and Chief Executive Officer of August Entertainment, Inc. since 1988.

     Patricia Clifford, age 44, has served as an Executive Producer for the Company since January 1993. Prior to joining the Company, Ms. Clifford was President of Interscope Communications from 1986 through January 1993.

     Rob Dwek, age 31, has been with the Company since October 1990 as Vice President of Development and has served as Executive Vice President of Development of the Company since January 1995. Before joining the Company, Mr. Dwek was employed by Creative Artists Agency from July 1989 to October 1990 and prior thereto was with Bob Athens Productions.

     Janet Faust, age 40, has served as an Executive Producer for the Company since March 1992. Prior to joining the Company, Ms. Faust was an Executive Producer for Spectator Films from June 1989 to March 1992, and from May 1984 to May 1989 was employed by NBC, where she supervised the development and production of numerous made-for-television movies.

     Larry Friedricks, age 57, has served as President of KL International, Inc., the Company's international television distribution subsidiary, since August 1991. Prior to joining the Company, he served as Executive Vice President of Fries International from 1983 to August 1991.

     Lawrence Mortorff, age 48, has served as President of KL Features, Inc., a subsidiary of the Company responsible for the production of feature films, since October 1993. From April 1993 to October 1993, Mr. Mortorff served as a consultant to the Company. Mr. Mortorff was an independent producer of films from 1987 through the time prior to joining the Company. Additionally, Mr. Mortorff formed ISO, a company which represents films internationally, in 1989. From 1985 to 1986, Mr. Mortorff was a founder and president of Scotti Bros. Pictures. Prior to 1985, Mr. Mortorff held various executive positions in the entertainment industry, including vice president of International Creative Management, and as an associate attorney in California law firms.

     Adam Shapiro, age 37, has served as Vice President of Development of the Company since April 1989. From January 1984 to September 1985, Mr. Shapiro was Creative Director for Macy's Broadcast Advertising. From September 1985 to October 1986, Mr. Shapiro was Senior Creative Director for Atlantic Communications. From October 1986 to March 1989, Mr. Shapiro was Director/Vice President, Development for Richard Reid Productions.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ( the "SEC"). Executive officers, directors and greater than 10% beneficial owners of any class of the Company's equity securities are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company and certain written representations from executive officers and directors, the Company believes that each such person has complied with all
Section 16(a) filing requirements applicable to such executive officers, directors and greater than 10% beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION

CASH COMPENSATION

     The following table sets forth the cash compensation paid or accrued by the Company during the fiscal year ended September 30, 1994 to the Chief Executive Officer and each executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers").



                                                                                     Long-Term
                                                                 Annual              Compensation
                                                                 Compensation(1)     Awards
                                                                 ------------        ------------
                                                                                     Securities
                                             Fiscal                                  Underlying     All Other
Name and Principal Position                  Year      Salary    Bonus               Options/SARs   Compensation
- ---------------------------                  ----      ------    -----               ------------   ------------
                                                       ($)       ($)                 (#)            ($)    (2)
                                                       ---       ---                 ---            ----------
Peter Locke,                                 1994      400,000   ---                 900,000/0      8,765
Co-Chairman, Chief Operating Officer         1993      397,000   ---                 ---            8,765
and President                                1992      376,000   ---                 ---            7,529

Donald Kushner,                              1994      400,000                       900,000/0      8,065
Co-Chairman, Chief Executive Officer         1993      397,000   ---                 ---            8,065
and Secretary                                1992      376,000   ---                 ---            7,429

Lenore Nelson                                1994      78,000    25,000              225,000/0      ---
Chief Financial Officer, Executive Vice      1993      ---       ---                 ---            ---
President and Assistant Secretary            1992      ---       ---                 ---            ---

- -----------------------------------
(1) Does not include perquisites including non-accountable expense allowances in the case of Messrs. Kushner and Locke, which do not exceed the lesser of 10% of annual salary and bonus reported or $50,000.

(2) Term life insurance premiums paid by the Company on behalf of the Named Executive Officer in respect of a $3,500,000 policy and disability insurance premiums paid by the Company on behalf of the Named Executive Officer.

EMPLOYMENT AGREEMENTS

     MESSRS. KUSHNER AND LOCKE. In March 1994, Messrs. Kushner and Locke each agreed to an amendment to his respective employment agreement with the Company to (i) extend the term of the agreement to September 1998 and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996, $270,000 in fiscal 1997 and $290,000 in fiscal 1998. Under the revised employment agreements, Messrs. Kushner and Locke each received a base salary of $400,000 in fiscal 1994 and will receive a base salary of $425,000 in each of fiscal 1995 through fiscal 1998, subject to potential increase upon review of such salaries by the Company's Board of Directors after fiscal 1995.

     In order to induce Messrs. Kushner and Locke to enter into the amended employment agreements, the Company granted to each, as of March 7, 1994, options to purchase 900,000 shares of Common Stock at an exercise price per share equal to $0.84 (the last reported sale price of the Common Stock on the date of the initial closing of the 8% Debentures). The options vest over a five-year period, with 20% vesting at each anniversary of the date of grant (subject to possible acceleration following a "change-in-control" as defined in the Company's 1988 Stock Incentive Plan). Options to purchase up to 180,000 shares of common stock have vested to each officer as of March 1995. The options granted to Messrs. Kushner and Locke were approved by the shareholders of the Company at the Annual Meeting of Shareholders held May 17, 1994.

     The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including payment of an amount equal to the premiums in respect of $3,500,000 of term life insurance (Messrs. Kushner and Locke have designated the other person as the beneficiary) and disability insurance for each person. The agreements permit Messrs. Kushner and Locke to collect outside compensation to which they may be entitled and to provide incidental and limited services outside of their employment with the Company and to receive compensation therefor, so long as such activities do not materially interfere with the performance of their duties under the agreements. Each of Messrs. Kushner and Locke also may require the Company to change its name to remove his name within one year after the expiration or termination of the term of his employment, except for product released prior to such termination, and except that the Company may continue to use such name for a period of one year after such notice.

     MS. NELSON. In April 1994, Ms. Nelson entered into a two-year employment contract with the Company providing for a base salary of $175,000 per year, subject to an increase of 7 1/2% commencing in the second year of the agreement. Ms. Nelson received a signing bonus equal to $25,000 and is entitled to an annual incentive bonus equal to 1/2% of the Company's pre-tax earnings, which incentive bonus cannot exceed 50% of Ms. Nelson's base salary for such year. As of April 25, 1994, the Company granted Ms. Nelson options to acquire an aggregate of 225,000 shares of Common Stock at an exercise price of $0.75 per share (the last reported sale price of the Common Stock on the date of the grant); such options vest in installments of 75,000 shares over a three-year period on each anniversary of the date of the grant.

STOCK INCENTIVE PLAN

     The Stock Incentive Plan adopted by the Board of Directors in October 1988 (the "Plan") authorizes the granting of stock incentive awards ("Awards") to qualified officers, employee directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. In May 1994, the stockholders of the Company voted to increase the authorized number of shares available under the Plan from 1,500,000 to 4,500,000. The Plan may be administered by a committee appointed by the Board and consisting of three or more members, each of whom must be disinterested. The Plan is currently administered by the Board of Directors (for purposes hereof, the administering body is referred to as the "Committee"). The Committee determines the number of shares to be covered by an Award, the term and exercise price, if any, of the Award and other terms and provisions of Awards.

     The Plan is designed to help the Company attract and retain qualified persons for positions of substantial responsibility and to provide certain key employees and consultants with an additional incentive to contribute to the success of the Company. As of January 20, 1995, options to purchase 3,737,500 shares of the Company's Common Stock were outstanding under the Plan, options to purchase 216,000 shares had been exercised and 762,500 shares remained available for granting options under the Plan.

     Awards can be Stock Options ("Options"), Stock Appreciation Rights ("SARs"), Performance Share Awards ("PSAs") and Restricted Stock Awards ("RSAs"). The number and kind of shares available under the Plan are subject to adjustment in certain events. Shares relating to Options or SARs which are not exercised, shares relating to RSAs which do not vest and shares relating to PSAs which are not issued will again be available for issuance under the Plan.

     An Option may be an incentive stock option ("ISO") or a nonqualified Option. The exercise price for Options is to be determined by the Committee, but in the case of an ISO is not to be less than fair market value on the date the Option is granted (110% of fair market value in the case of an ISO granted to any person who owns more than 10% of the Common Stock). The purchase price is payable in any combination of cash, shares of Common Stock already owned by the participant for at least six months or, if authorized by the Committee, a promissory note secured by the Common Stock issuable upon exercise. In addition, the award agreement may provide for "cashless" exercise and payment. Subject to early termination or acceleration provisions, an Option is exercisable, in whole or in part, from the date specified in the related award agreement (which may be six months after the date of grant) until the expiration date determined by the Committee.

     An SAR is the right to receive payment based on the appreciation in the fair market value of Common Stock from the date of grant to the date of exercise. In its discretion, the Committee may grant an SAR concurrently with the grant of an Option. An SAR is only exercisable at such time, and to the extent, that the related Option is exercisable. Upon exercise of an SAR, the holder receives for each share with respect to which the SAR is exercised an amount equal to the difference between the exercise price under the related Option and the fair market value of a share of Common Stock on the date of exercise of the SAR. The Committee in its discretion may pay the amount in cash, shares of Common Stock, or a combination thereof.

     An RSA is an award of a fixed number of shares of Common Stock subject to restrictions. The Committee specifies the prices, if any, the recipient must pay for such shares. Shares included in an RSA may not be sold, assigned, transferred, pledged or otherwise disposed of or encumbered until they have vested. These restrictions may not terminate earlier than six months after the award date. The recipient is entitled to dividend and voting rights pertaining to such RSA shares even though they have not vested, so long as such shares have not been forfeited.

     A PSA is an award of a fixed number of shares of Common Stock, the issuance of which is contingent upon the attainment of such performance objectives, and the payment of such consideration, if any, as is specified by the Committee. Issuance shall in any case not be earlier than six months after the award date.

     The Plan also provides for certain stock depreciation protections, tax-offset bonuses and tax withholding using shares of Common Stock instead of cash.

     Upon the date a participant is no longer employed by the Company for any reason, shares subject to the participant's RSAs which have not become vested by that date or shares subject to the participant's PSAs which have not been issued shall be forfeited in accordance with the terms of the related Award agreements. Options which have become exercisable by the date of termination of employment or of service on the Committee must be exercised within certain specified periods of time from the date of termination, the period of time to depend on the reason for termination. Options which have not yet become exercisable on the date the participant terminates employment or service on the Committee for a reason other than retirement, death or total disability shall terminate on that date.

     The Board of Directors may, at any time, terminate, amend or suspend the Plan. In addition, the Committee may, with certain exceptions, amend any provision of the Plan.
                                        6

     The Plan is administered by the Board. All employees, officers and directors of, and consultants to, the Company are eligible to participate in the Plan. The Board determines which persons shall be granted options, the extent of such grants and, consistent with the Plan, the terms and conditions thereof. As of January 20, 1995, approximately 50 employees of the Company, and no directors of the Company who are not also employees of the Company, are eligible to receive option grants under the Plan. Options granted under the Plan may be either ISOs or options which are not intended to qualify as ISOs, except that ISOs may only be granted to employees of the Company.

     The aggregate fair market value (determined on the date of grant) of the shares of Common Stock for which ISOs may be granted to any participant under the Plan and any other plan by the Company or its affiliates which are exercisable for the first time by such participant during any calendar year may not exceed $100,000.

     The options granted under the Plan become exercisable on such dates as the Board determines in the terms of each individual option. Options become immediately exercisable in full in the event of a disposition of all or substantially all of the assets or capital stock of the Company by means of a sale, merger, consolidation, reorganization, liquidation or otherwise, unless the Committee arranges for the optionee to receive new options covering shares of the corporation purchasing or acquiring the assets or stock of the Company, in substitution of the options granted under the Plan (which options shall thereupon terminate). The Committee in any event may, on such terms and conditions as it deems appropriate, accelerate the exercisability of options granted under the Plan. An ISO to a holder of more than 10% of the total combined voting power of all classes of stock of the Company must expire no later than five years from the date of grant. A nonqualified stock option must expire no later than ten years from the date of the grant.

     The options granted under the Plan are not transferable other than by will or the laws of descent and distribution. Unexercised options generally lapse 3 months after termination of employment other than by reason of retirement, disability or death in which case it terminates one year thereafter.

     The Plan provides for anti-dilution adjustments which are applicable in the event of a reorganization, merger, combination, recapitalization, reclassification, stock dividend, stock split or reverse stock split; however, no such adjustment need be made if it is determined that the adjustment may result in the receipt of federally taxable income to optionees or the holders of Common Stock or other classes of the Company's securities. Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company as a result of which the Company is not the surviving entity, the Plan shall terminate, and any outstanding awards shall terminate and be forfeited unless assumed by the successor corporation.

     The Plan currently provides that the Board may amend the Plan at any time; provided, however, that no amendment may operate to increase the maximum number of aggregate shares issuable, materially increase the benefits accruing to participants or change the classes of eligible persons under the Plan without the approval of the holders of a majority of the shares of Common Stock.



OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                        POTENTIAL REALIZABLE VALUE
                                                                        AT ASSUMED ANNUAL RATES OF
                                                                        STOCK PRICE APPRECIATION FOR
                       INDIVIDUAL GRANTS                                   OPTION TERM
                    --------------------------                          ----------------------------

                                   PERCENT OF
                                   TOTAL
                    NUMBER OF      OPTIONS/
                    SECURITIES     SARs           EXERCISE
                    UNDERLYING     GRANTED TO     OR BASE
                    OPTION/SARS    EMPLOYEES IN   PRICE     EXPIRATION
NAME                GRANTED (#)    FISCAL YEAR    ($/SH)    DATE        5% ($)  10% ($)
- ----                -----------    -----------    ------    -------     ------  -------
Peter Locke          900,000           28%          .84       3/7/04    475,000 1,205,000
Donald Kushner       900,000           28%          .84       3/7/04    475,000 1,205,000
Lenore Nelson        225,000            7%          .75       4/24/04   106,000   269,000



AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                      NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                     UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/
                                                                   OPTIONS/SARS AT FY-END         OPTIONS/SARS AT FY-
                            SHARES ACQUIRED         VALUE            (#) EXERCISABLE/             END ($) EXERCISABLE/
          NAME              ON EXERCISE (#)       REALIZED ($)          UNEXERCISABLE                UNEXERCISABLE
   -------------            --------------      --------------    -------------------------    -----------------------
Peter Locke                       -0-                N/A                  0/900,000                  0/180,000
Donald Kushner                    -0-                N/A                  0/900,000                  0/180,000
Lenore Nelson                     -0-                N/A                  0/225,000                  0/ 75,000



     In March 1994, Lawrence Mortorff was granted options to purchase 400,000 shares of Common Stock at an exercise Price of $0.81 per share. 100,000 options vested in March 1, 1995 and will expire on March 1, 1999. In August 1994, Gregory Cascante was granted options to purchase 400,000 shares of Common Stock at an exercise Price of $1.06 per share. 100,000 options will vested on September 31, 1995 and will expire on September 31, 1999. The remaining options will vest pending achievement of scheduled performance goals.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the most recently completed fiscal year, the Board of Directors did not have a compensation committee. Rather, the full Board of Directors of the Company participates in deliberations and decisions regarding executive compensation. Other than Messrs. Kushner and Locke, no member of the Board of Directors was, during the fiscal year, or formerly, an officer or employee of the Company or any of its subsidiaries. During fiscal year 1994, Mr. Locke served as Co-Chairman of the Board and Chief Operating Officer and President of the Company, and Mr. Kushner served as Co-Chairman of the Board, Chief Executive Officer and Secretary of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  BENEFICIAL OWNERSHIP OF CERTAIN SHAREHOLDERS

     The following table sets forth certain information as of April 17, 1995 concerning the beneficial ownership of Common Stock, by (i) each person who is known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of the current Directors of the Company; (iii) each of the named executive officers of the Company; and (iv) all current Directors and executive officers of the Company as a group.


                                                       Common Stock
Beneficial Owner                                       Beneficially Owned               Percent of Class (9)
- ----------------                                       ------------------               --------------------
Peter Locke                                            3,110,017 (1)                     8.9%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025

Donald Kushner                                         3,101,942 (1)(2)                  8.9%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025

Stuart Hersch                                          536,288 (3)                       1.7%
75 Rockefeller Plaza
New York, NY  10019

Lenore Nelson                                          75,000 (4)                        *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025


O. J. Simpson                                          75,000 (5)                        *
11661 San Vicente Blvd., Suite 632
Los Angeles, CA  90049

Froley, Revy Investment Co., Inc.                      4,852,926 (6)                    13.2%
10900 Wilshire Boulevard
Suite 1050
Los Angeles, CA  90024

BankAmerica Corporation                                3,077,923 (7)                     8.8%
Bank of America NT&SA
555 California Street
San Francisco, CA  94104

FMR Corp.                                              3,076,920 (8)                     8.8%
82 Devonshire Street
Boston, Mass.  02109

All directors and executive officers as a group        6,898,247 (1)(2)(3)(4)(5)        17.8%
(five individuals)


*       Less than 1%
(1) Includes 180,000 shares of Common Stock subject to options currently exercisable. Excludes 720,000 shares of Common Stock subject to options which have not yet been granted.
(2)     Includes 200,000 shares owned by a corporation controlled by Mr.
        Kushner.
(3) Includes 427,096 shares of Common Stock subject to options currently exercisable.
(4) Represents 75,000 shares of Common Stock subject to options currently exercisable. Excludes 150,000 shares of Common Stock subject to options not currently exercisable.
(5) Includes 25,000 shares of Common Stock subject to options currently exercisable, and 50,000 shares of Common Stock held in a retirement trust controlled by Mr. Simpson.
(6) Represents shares of Common Stock issuable upon conversion of the Company's 8% Convertible Subordinated Debentures ("8% Debentures") due December 15, 2000 and the Company's 9% Convertible Subordinated Debentures due July 1, 2002 beneficially owned by Froley, Revy Investment Co., Inc. The information provided herein is based solely upon information contained in a Schedule 13G, dated February 27, 1995, filed by Froley, Revy Investment Co., Inc. with the Securities and Exchange Commission.
(7) Includes shares of Common Stock issuable upon conversion of the Company's 8% Debentures due beneficially owned by BankAmerica Corporation and Bank America NT&SA. The information provided herein is based solely upon information contained in a Schedule 13G, dated March 31, 1995, filed by BankAmerica Corporation and Bank of America NT&SA with the Securities and Exchange Commission.
(8) Represents shares of Common Stock issuable upon conversion of the Company's 8% Debenturesbeneficially owned by FMR Corp. The information provided herein is based solely upon information contained in a Schedule 13G, dated February 14, 1995, filed by FMR Corp. with the Securities and Exchange Commission.
(9) As a percentage of the 31,972,687 shares of Common Stock outstanding on April 17, 1995 and certain shares issuable upon conversion of convertible securities or subject to options held by such person or persons.


     Messrs. Kushner and Locke have entered into an agreement dated October 1, 1988 (the "Cross-Purchase Agreement"), which provides that (i) upon the death of either party, the surviving party is obligated to purchase the number of the decedent's shares in the Company the aggregate value of which equals $3,500,000 (a $3,500,000 life insurance policy has been taken out by the Company for the benefit of each of Messrs. Kushner and Locke on the life of the other person), the surviving party shall have the option, but not the obligation, to purchase the remaining shares at the same price per share if the insurance proceeds are less than the aggregate purchase price for all of the decedent's shares; (ii) if either party desires to sell his shares of Common Stock, other than in market transactions, the other party shall have a right of first negotiation with respect to such shares; and (iii) if either of Messrs. Kushner or Locke is no longer employed by the Company by reason of termination (A) by such person, (B) for cause, (C) on account of disability or (D) by expiration of such person's employment agreement, and the other party is employed, the employed party will have the right to purchase the other party's shares for an amount equal to 90% of the average of the bid and ask price per share for the 30 days prior to the date on which such option is exercised. The option must be exercised no sooner than three months or later than six months from the date employment is terminated and must be accompanied by payment equal to 10% of the aggregate purchase price. The balance of the purchase price is to be paid in cash no later than six months from the date of exercise. Messrs. Kushner and Locke have entered into a Trust Agreement, dated October 1, 1988, to effectuate the provisions of the Cross-Purchase Agreement.

     In fiscal 1992, in connection with the Company's public offering of Common Stock, Messrs. Kushner and Locke deposited 600,000 shares of the Common Stock with an escrow agent. Under the agreement with the Company, as revised, if certain earnings before income taxes and extraordinary items requirements were not met for the year ending September 30, 1993, Messrs. Kushner and Locke would make capital contributions by releasing such shares of Common Stock to the Company. Effective October 1, 1993, these shares were contributed back to the Company for no consideration and retired.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In fiscal 1993, the Company entered into a domestic home video distribution agreement with WarnerVision for the feature film DEADLY EXPOSURE. Stuart Hersch, a Director of the Company, has been president of WarnerVision since August 1990. The distribution agreement provides for payment by WarnerVision to the Company of an advance in exchange for certain domestic home video rights, subject to certain back-end participation rights of the Company, and payments by the Company to WarnerVision of 30% of the Company's net revenues derived from Canadian home video and broadcast television exploitation of DEADLY EXPOSURE. Through March 31, 1995, the Company has paid approximately $27,800 to WarnerVision pursuant to such agreement.

     In fiscal 1994, the Company entered into certain motion picture financing arrangements with WarnerVision whereby WarnerVision and the Company share production costs and expenses and any resulting revenues with respect to certain motion pictures. The Company has also entered into domestic home video distribution agreements with WarnerVision for the feature films LADY-IN-WAITING and LAST GASP. These agreements provide for the payment by WarnerVision to the Company of $510,000 and $530,000 in exchange for WarnerVision receiving participation rights with the Company in the revenues derived from the exploitation of LADY-IN-WAITING and LAST GASP, respectively. The Company has recently agreed to license to WarnerVision domestic distribution rights to WES CRAVEN PRESENTS: MIND RIPPER. Through March 31, 1995, the Company had received approximately $1,393,000 from WarnerVision towards the production costs and expenses of LADY IN WAITING, LAST GASP and WES CRAVEN PRESENTS: MIND RIPPER pursuant to such financing, licensing and distribution arrangements. The Company has also agreed, subject to final documentation, to co-finance five additional films with WarnerVision.

     Following the conclusion of fiscal 1994, the Company agreed to advance August Entertainment, Inc. ("August") up to $1,000,000. Gregory Cascante, President and Chief Executive Officer of Kushner-Locke International, Inc., is President and Chief Executive Officer of August. The Company's outstanding advance, approximately $646,000 as of March 31, 1995, is secured by all of the assets of August, including a pledge of all sales commissions due to August from the films SLEEP WITH ME, LAWNMOWER MAN II and NOSTRADAMUS. In addition pursuant to an agreement between the Company and August, August receives producer fees, profit participations and overrides on domestic and international sales for films which are being packaged by August in conjunction with Kushner-Locke International, Inc. Films which are expected to generate such fees to August are FREEWAY and MANSLAYER.

     Lawrence Mortorff, President of K-L Features, manages the feature film division of the Company through a subsidiary of the Company which is 95% owned by the Company, and 5% owned by Mr. Mortorff. Mr. Mortorff has received a loan from the Company payable on demand which bears interest at Prime plus 1 1/2%.
As of March 31, 1995 the outstanding amount of such loan was $130,000, which will be repaid to the Company through an assignment of production bonuses due to Mr. Mortorff. Pursuant to an agreement with the Company, Mr. Mortorff receives additional compensation from the Company for each film that K-L Features produces based on the production budget of each such film. Mr. Mortorff's salary and cumulative per picture fees have a maximum aggregate limit of $425,000 in fiscal 1995. The initial term of Mr. Mortorff's contract runs through September 30, 1995 with the first extended term from October 1, 1995 to September 30, 1996.

     Gregory Cascante, President of Kushner-Locke International Inc., manages the international film sales of the Company through a separate subsidiary of the Company. Mr. Cascante works for the Company on a part-time basis and he is also President and Chief Executive officer of August. Mr. Cascante receives a percentage of the pre-tax profit of Kushner-Locke International, Inc. ranging fro 2.5% to 10% based on a sliding scale revenue and pre-tax profit schedule, with an aggregate of compensation and pre-tax profit payments not to exceed 200% of his base salary. Mr. Cascante's base salary for fiscal 1995 is $187,500 and for fiscal 1996 is $243,750.

     The Company believes that the terms of the foregoing transactions are no less favorable to the Company than those that could have been obtained in transactions with unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 1995
                              THE KUSHNER-LOCKE COMPANY
                              (Registrant)


                                By: /s/ Peter Locke
                                    --------------------------------------------
                                    Peter Locke
                                    Co-Chairman of the Board and Chief Executive
                                    Officer


                                By: /s/ Donald Kushner
                                    --------------------------------------------
                                    Donald Kushner
                                    Co-Chairman of the Board, Chief Operating
                                    Officer, President and Secretary

                                By: /s/ Lenore Nelson
                                    --------------------------------------------
                                    Lenore Nelson
                                    Chief Financial Officer, Executive Vice
                                    President and Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                 DATE



                            Co-Chairman of the Board and
/s/ Peter Locke             Chief Executive Officer; Director     April 26, 1995
- ------------------------
Peter Locke


                            Co-Chairman of the Board, Chief
                            Operating Officer, President and
/s/ Donald Kushner          Secretary; Director                   April 26, 1995
- ------------------------
Donald Kushner


                            Director                              April __, 1995
- ------------------------
Stuart Hersch


                            Director
- ------------------------
O.J. Simpson


                            Chief Financial Officer, Executive
                            Vice President and Assistant
/s/ Lenore Nelson           Secretary                             April 26, 1995
- ------------------------