Form 10-Q
period 1995-03-31
KUSHNER LOCKE CO
filed 1995-05-15
CIK 842009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                           ---------------------------

                                   FORM 10 - Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           ---------------------------

      FOR QUARTER ENDED MARCH 31, 1995      COMMISSION FILE NUMBER 0-17295


                            THE KUSHNER-LOCKE COMPANY
             (Exact name of registrant as specified in its charter)

           California                                  95-4079057
 (State or other jurisdiction                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

            11601 Wilshire Blvd., 21st Floor, Los Angeles, CA  90025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   X                                      NO
              -----                                       -----


Number of shares of registrant's common stock outstanding as of May 2, 1995:
31,972,687

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                                      INDEX


                         Part I.  FINANCIAL INFORMATION



Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
               Condensed Consolidated Statements of Operations
               Condensed Consolidated Statements of Cash Flows
               Condensed Consolidated Statements of Stockholders' Equity Notes to Condensed Consolidated Financial Statements


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations



                           Part II.  OTHER INFORMATION



Items 1 through 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits:    10.1
                                   10.2
                                   10.3
                                   10.4

                  (b) Reports on Form 8-K: None

                                     PART I
ITEM 1.
                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                   ------
                                                                      MARCH 31,         SEPTEMBER 30,
                                                                        1995                1994
                                                                     (UNAUDITED)          (AUDITED)
                                                                    ------------        ------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .     $   8,805,000       $  15,681,000
Accounts receivable, net of allowance for
 doubtful accounts . . . . . . . . . . . . . . . . . . . . . .         7,219,000           6,177,000
Other receivables. . . . . . . . . . . . . . . . . . . . . . .         1,007,000             295,000
Film costs, net of accumulated amortization. . . . . . . . . .        40,405,000          30,688,000
Property and equipment, at cost, net of
 accumulated depreciation and amortization . . . . . . . . . .           521,000             437,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           979,000             976,000
                                                                   -------------       -------------
                                                                   $  58,936,000       $  54,254,000
                                                                   -------------       -------------
                                                                   -------------       -------------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities . . . . . . . . . . .     $   2,295,000       $   2,385,000
Income taxes payable . . . . . . . . . . . . . . . . . . . . .             -----              10,000
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .        14,770,000           9,600,000
Deferred film license fees . . . . . . . . . . . . . . . . . .           817,000             364,000
Contractual obligations, principally participants'
 share payable and talent residuals. . . . . . . . . . . . . .         1,310,000           1,216,000
Production advances. . . . . . . . . . . . . . . . . . . . . .             -----              82,000
Convertible subordinated debentures
 due 2000, net . . . . . . . . . . . . . . . . . . . . . . . .        20,621,000          22,056,000
                                                                   -------------       -------------

   Total liabilities . . . . . . . . . . . . . . . . . . . . .        39,813,000          35,713,000
                                                                   -------------       -------------
Stockholders' equity:
 Common stock, no par value.  Authorized
  80,000,000 shares: issued and outstanding
  31,972,687 shares at March 31, 1995 and
  30,069,101 shares at September 30, 1994. . . . . . . . . . .        20,281,000          18,696,000
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . .        (1,158,000)           (155,000)
                                                                   -------------       -------------

   Total stockholders' equity. . . . . . . . . . . . . . . . .        19,123,000          18,541,000
                                                                   -------------       -------------

                                                                   $  58,936,000       $  54,254,000
                                                                   -------------       -------------
                                                                   -------------       -------------




     See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         MARCH 31,                         MARCH 31,
                                                -----------------------------    ------------------------------
                                                   1995             1994             1995             1994
                                                ------------    -------------    -------------    -------------
Operating revenues . . . . . . . . . . . . . .  $  6,176,000    $  12,953,000    $  11,614,000    $  28,965,000
Costs related to operating revenues. . . . . .     4,871,000       11,369,000        9,168,000       26,008,000
Selling, general and administrative
 expenses. . . . . . . . . . . . . . . . . . .       984,000          742,000        1,977,000        1,443,000
                                                ------------    -------------    -------------    -------------

  Earnings from operations . . . . . . . . . .       321,000          842,000          469,000        1,514,000

Interest income. . . . . . . . . . . . . . . .        70,000            9,000          136,000           17,000
Interest expense . . . . . . . . . . . . . . .      (833,000)        (457,000)      (1,592,000)        (782,000)
                                                ------------    -------------    -------------    -------------

Earnings (loss) before income taxes and
 cumulative effect of a change in
 accounting principle. . . . . . . . . . . . .      (442,000)         394,000         (987,000)         749,000

Provision for income taxes . . . . . . . . . .        16,000          149,000           16,000          284,000
                                                ------------    -------------    -------------    -------------

 Earnings (loss) before cumulative effect of a
  change in accounting for income taxes. . . .      (458,000)         245,000       (1,003,000)         465,000

Cumulative effect of a change in
 accounting for income taxes . . . . . . . . .        -----            -----            -----           394,000
                                                ------------    -------------    -------------    -------------

  Net earnings (loss). . . . . . . . . . . . .  $   (458,000)   $     245,000    $  (1,003,000)   $     859,000
                                                ------------    -------------    -------------    -------------
                                                ------------    -------------    -------------    -------------
Earnings (loss) per common and common
 equivalent share:

Earnings before cumulative effect of a
 change in accounting principle. . . . . . . .     $(.01)           $.01            $(.03)             $.02

Cumulative effect of a change in accounting
 for income taxes. . . . . . . . . . . . . . .     $.----           $.----          $.----             $.01
                                                   ------           ------          ------             ----

Net earnings (loss). . . . . . . . . . . . . .     $(.01)           $.01            $(.03)             $.03
                                                   ------           ------          ------             ----
                                                   ------           ------          ------             ----
Weighted average number of common and
 common equivalent shares outstanding. . . . .    31,973,000       29,001,000       31,159,000       29,024,000
                                                ------------    -------------    -------------    -------------
                                                ------------    -------------    -------------    -------------








     See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ---------------------------------
                                                                              1995               1994
                                                                         -------------       -------------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .       $ (1,003,000)       $    859,000
 Adjustments to reconcile net earnings (loss) to net cash
  used by operating activities:
   Cumulative effect of a change in accounting principle . . . . .              -----            (394,000)
   Amortization of film costs. . . . . . . . . . . . . . . . . . .          9,088,000          25,510,000
   Depreciation and amortization . . . . . . . . . . . . . . . . .            120,000             146,000
   Amortization of capitalized issuance costs and warrants . . . .            210,000              54,000
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . .              -----             284,000
   Accounts receivable, net. . . . . . . . . . . . . . . . . . . .         (1,042,000)         (2,440,000)
   Other receivables . . . . . . . . . . . . . . . . . . . . . . .           (712,000)           (539,000)
   Increase in film costs. . . . . . . . . . . . . . . . . . . . .        (18,805,000)        (25,774,000)
   Accounts payable and accrued liabilities. . . . . . . . . . . .           (100,000)         (2,493,000)
   Due to officers . . . . . . . . . . . . . . . . . . . . . . . .              -----              31,000
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . .              -----               -----
   Deferred film license fees. . . . . . . . . . . . . . . . . . .            453,000             193,000
   Contractual obligations . . . . . . . . . . . . . . . . . . . .             94,000             360,000
   Production advances . . . . . . . . . . . . . . . . . . . . . .            (82,000)         (1,785,000)
                                                                         ------------        ------------
    Net cash used by
    operating activities. . . . . . . . . . . . . . . . . . . . .         (11,779,000)         (5,988,000)

Cash flows from investing activities:
 Increase in property and equipment, net . . . . . . . . . . . . .           (204,000)            (13,000)
 Increase in other assets. . . . . . . . . . . . . . . . . . . . .             (3,000)           (495,000)
                                                                         ------------        ------------
    Net cash used by investing activities. . . . . . . . . . . . .           (207,000)           (508,000)

Cash flows from financing activities:
 Increase in notes payable . . . . . . . . . . . . . . . . . . . .          7,770,000          12,500,000
 Repayment of notes payable. . . . . . . . . . . . . . . . . . . .         (2,600,000)         (7,100,000)
 Net proceeds from issuance of debentures. . . . . . . . . . . . .              -----          14,218,000
 Repayment of debentures and other . . . . . . . . . . . . . . . .            (60,000)            (37,000)
                                                                         ------------        ------------
    Net cash and restricted cash provided by financing
     activities. . . . . . . . . . . . . . . . . . . . . . . . . .          5,110,000          19,581,000

Net increase in cash and restricted cash . . . . . . . . . . . . .         (6,876,000)         13,085,000

Cash and cash equivalents at beginning of period . . . . . . . . .         15,681,000           6,542,000
                                                                         ------------        ------------
Cash, cash equivalents and restricted cash at end of period. . . .       $  8,805,000        $ 19,627,000
                                                                         ------------        ------------
                                                                         ------------        ------------






     See accompanying Notes to Condensed Consolidated Financial Statements.

Supplemental disclosure of non-cash financing activity:

During the six months ended March 31, 1995, $1,850,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $205,000 were converted into 1,903,586 shares of common stock.






     See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                   COMMON STOCK
                                            -------------------------
                                             NUMBER OF                   ACCUMULATED
                                              SHARES         AMOUNT        DEFICIT        TOTAL
                                            -----------  -------------  -------------  -------------
Balance at September 30, 1994 (audited). .   30,069,101  $  18,696,000  $    (155,000) $  18,541,000

Conversion of convertible debentures. . .     1,903,586      1,585,000                     1,585,000

Net (loss). . . . . . . . . . . . . . . .                   (1,003,000)    (1,003,000)
                                            ------------  ------------  -------------  -------------

Balance at March 31, 1995 (unaudited) . .    31,972,687  $  20,281,000  $  (1,158,000) $  19,123,000
                                            ------------  ------------  -------------  -------------
                                            ------------  ------------  -------------  -------------



























     See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          THE COMPANY
           The Kushner-Locke Company (the "Company") is principally engaged in the development, production and distribution of television series, pilots, movies-for-television, mini-series and animated programming. Last year, the Company expanded its operations into similar activities for feature films, and into related business lines in ancillary markets for its product such as merchandising, home video and interactive/multimedia applications for characters and story ideas developed by the Company. Recently, the Company entered into various joint ventures and partnerships with established companies having expertise in their respective fields including music exploitation; infomercials; cable distribution; CD-ROM formatted product; and development of interactive game product.

          BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements presented include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

          These unaudited consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

          The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1995, the results of its operations for the three and six month periods ended March 31, 1995 and 1994, and its cash flows for the six month periods ended March 31, 1995 and 1994. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

          Certain reclassifications have been made to conform prior year balances with the current presentation.

          RESTRICTED CASH

          During the quarter ended March 31, 1995, the Company had no restricted cash, reserves on its line of credit, or outstanding Letters of Credit. For the comparitive period ending March 31, 1994, the Company had $14,331,000 of restricted cash held in escrow pending the stockholders approval to increase the authorized number of shares of Common Stock from 50,000,000 to 80,000,000.

          INCOME TAXES

          Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Incomes Taxes." This statement supersedes SFAS 96, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          The Company elected to reflect the cumulative effect of adopting this pronouncement as a change in accounting principle at the beginning of fiscal 1994 with a credit to earnings of $394,000. Prior year financial statements were not restated.

          EARNINGS (LOSS) PER SHARE

          Earnings (loss) per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of all outstanding warrants and dilutive stock options. The weighted average number of common and common equivalent shares outstanding for the calculation of primary earnings per share was 31,973,000 and 29,001,000 for the quarters ended March 31, 1995 and 1994, respectively, and 31,159,000 and 29,024,000 for the six months ending
March 31, 1995 and 1994, respectively. The inclusion of the additional shares assuming the conversion of the Company's Convertible Subordinated Debentures would have been anti-dilutive for all periods.


(2)       FILM COSTS

          Film costs consist of the following:

                                                                          MARCH 31,        SEPTEMBER 30,
                                                                            1995               1994
                                                                       --------------     ---------------
In process or development. . . . . . . . . . . . . . . . . . . . .     $    7,547,000     $     5,177,000
Released, net of accumulated amortization. . . . . . . . . . . . .         32,858,000          25,511,000
                                                                       --------------     ---------------

                                                                       $   40,405,000     $    30,688,000
                                                                       --------------     ---------------
                                                                       --------------     ---------------




(3)       NOTES PAYABLE

          Notes payable are comprised of the following:


                                                                         MARCH 31,         SEPTEMBER 30,
                                                                           1995                1994
                                                                      ---------------     ---------------
          Note payable to bank, secured by substantially all
           Company assets, interest at prime (9% at
           March 31, 1995) plus 1.25%, payable
           monthly, outstanding principal balance due
           September 1995. . . . . . . . . . . . . . . . . . . . .    $    12,919,000     $     9,600,000

          Note payable to bank, secured by certain film rights,
           interest at prime (9% at March 31, 1995)
           plus 3%, payable monthly, outstanding
           principal balance due February 1996 . . . . . . . . . .          1,851,000             -----
                                                                      ---------------     ---------------

                                                                      $    14,770,000     $     9,600,000
                                                                      ---------------     ---------------
                                                                      ---------------     ---------------

(4)  CONVERTIBLE SUBORDINATED DEBENTURES

                                                                         MARCH 31,         SEPTEMBER 30,
                                                                           1995                1994
                                                                      ---------------     ---------------
          Series A Convertible Subordinated
           Debentures due December 15, 2000
           bearing interest at 10% per annum
           payable June 15 and December 15,
           net of unamortized capitalized issuance
           costs and warrants of $15,000 and
           $17,000, respectively . . . . . . . . . . . . . . . . .    $        82,000     $        80,000

          Series B Convertible Subordinated
           Debentures due December 15, 2000
           bearing interest at 13-3/4% per annum
           payable monthly, net of unamortized
           capitalized issuance costs of $389,000
           and $423,000, respectively. . . . . . . . . . . . . . .          2,972,000           2,938,000

          Convertible Subordinated Debentures
           due December 15, 2000, bearing interest
           at 8% per annum payable February 1 and
           August 1, net of unamortized capitalized
           issuance costs of $1,544,000 and
           $1,887,000, respectively. . . . . . . . . . . . . . . .         13,043,000          14,550,000

          Convertible Subordinated Debentures
           due July 1, 2002, bearing interest at 9%
           per annum payable January 1 and July 1,
           net of unamortized capitalized issuance
           costs of $526,000 and $562,000, respectively. . . . . .          4,524,000           4,488,000
                                                                      ---------------     ---------------

                                                                      $    20,621,000     $    22,056,000
                                                                      ---------------     ---------------
                                                                      ---------------     ---------------


          SERIES A DEBENTURES

        As of March 31, 1995, the Company had outstanding $82,000 principal amount of Series A Debentures. The Debentures are recorded net of underwriting discounts, expenses associated with the offering and warrants totaling $15,000 which will be amortized using the interest method to interest expense over the term of the Debentures. Approximately $2,000 of capitalized issuance costs have been amortized to interest expense for the six months ended March 31, 1995.

        SERIES B DEBENTURES

        As of March 31, 1995, the Company had outstanding $2,972,000 principal amount of Series B Debentures due 2000. The Debentures are recorded net of underwriting discounts and expenses associated with the offering totaling $389,000, which will be amortized using the interest method to interest expense over the term of the Debentures. Approximately $34,000 of capitalized issuance costs had been amortized as interest expense for the six months ended March 31, 1995.

        8% DEBENTURES

        As of March 31, 1995, the Company had outstanding $13,043,000 principal amount of 8% Debentures. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $1,544,000, which are amortized using the interest method to interest expense over the term of the Debentures. Approximately $138,000 of capitalized issuance costs had been amortized as interest expense for the six months ended March 31, 1995.

        9% DEBENTURES

        As of March 31, 1995, the Company had outstanding $4,524,000 principal amount of 9% Debentures. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $526,000, which are amortized using the interest method to interest expense over the term of the Debentures. Approximately $36,000 of capitalized issuance costs had been amortized as interest expense for the six months ended March 31, 1995.

(5)     INCOME TAXES

        Income taxes for the three and six month periods ended March 31, 1995 and 1994 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

(6)     CONTINGENCIES

        The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial position or results of operation.

        The Company is in negotiation or has entered into distribution agreements with third parties for television and film product which would or will obligate the Company to pay a minimum guaranteed advance against revenues upon delivery of the applicable product to the Company. If such third parties use the Company's distribution agreement as collateral for a production loan, then the Company may be obligated to make such payments to financial institutions or others.

                                     PART I
ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's revenues are currently derived primarily from the production of television programming for the major U.S. television networks and from the production or the acquisition of distribution rights from third party producers of films to be released in the U.S. by studios, pay cable, videocassette companies, basic cable channels and first-run syndication, as well as from licensing of all rights to the programs and films in international territories. While the Company generally finances all or a substantial portion of the budgeted production costs of its programming and films through domestic and foreign licensing and other arrangements, the Company typically retains rights in its programming and films which may be exploited in future periods or in additional territories. The Company's feature film division generally produces low and medium budget films for theatrical and/or home video or cable release, but may produce one or more major theatrical films if the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.

        The Company's revenues and earnings are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its programs. Production advances received prior to delivery or completion of a program are treated as deferred revenues and are generally recognized as revenue on the date the program is delivered or available for delivery. Cash received from licenses in advance of availability of the program is recorded as deferred film license fees. Deferred film license fees are recognized as revenue on the date of availability and/or delivery of the program.

        Production costs for a program (including allocated overhead) are capitalized as film costs, net of accumulated amortization, and are amortized each period in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such program from all sources. In the event management reduces its estimate of the future gross revenues associated with a particular program, which had previously been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year in which such write-down is taken could result.

        Gross profits for any period are a function in part of the number of programs and films delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program or film has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Accordingly, year-to-year comparisons of quarterly results may not be meaningful and quarterly operating results during the course of a fiscal year may not be indicative of the results that may be expected for the entire fiscal year.

        A small number of television programs historically have accounted for a significant portion of the Company's revenues in any given fiscal period. Thus, a change in the amount of entertainment product delivered or available from period to period may materially affect a given period's results of operations and year-to-year results may not be comparable.

RESULTS OF OPERATIONS

        COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994

        The Company's operating revenues for the quarter ended March 31, 1995 were $6,176,000, a decrease of $6,777,000 (approximately 52%) from $12,953,000 for the quarter ended March 31, 1994. This decrease was due primarily to the timing of delivery and the availability of film and television programming. In the previous year, the Company was delivering the episodic television series "HARTS OF THE WEST" to CBS from which it recognized approximately $5,287,000 in revenues for the quarter ending March 31, 1994. Last year the Company also delivered or had available distribution rights to the television movie "TO SAVE THE CHILDREN" and the mini-series "JFK:
RECKLESS YOUTH" and recognized an additional $3,661,000.

        The Company recognized approximately $4,285,000 of revenues during the second quarter of fiscal 1995 from the delivery and/or availability of a movie for CBS entitled "LADY KILLER," starring Judith Light and Jack Wagner, and three direct-to-video titles: "LAST GASP," starring Robert Patrick for WarnerVision and "PLANET OF THE DINO KNIGHTS" and "THE HUMAN PETS," two fantasy adventure stories for Paramount Pictures Corporation, which are first in a series of six films to be known under the name "JOSH KIRBY: TIME WARRIOR." Continuing sales of licenses for completed product from the Company's library of titles to international distributors accounted for the majority of remaining revenues for the period.

        The Company's current projects in pre-production include (a) the feature film "THE LEGEND OF PINOCCHIO" starring Martin Landau and Jonathan Taylor Thomas, (b) the feature film "THE NESTING" starring Jeff Fahey for Warner Vision, (c) the feature film "THE GRAVE" starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, and (d) a four-hour mini-series for the ABC television network entitled "INNOCENT VICTIMS" starring Hal Holbrook and Ricky Schroder. In production as of May 1, 1995 are (a) two animated feature films for Buena Vista Home Video, a division of The Walt Disney Company, that are sequels to the successful direct-to-video title "BRAVE LITTLE TOASTER", (b) the four remaining "JOSH KIRBY: TIME WARRIOR" fantasy adventure films for Paramount Pictures Corporation consisting of "EGGS FROM
70 MILLION B.C.", "TRAPPED IN TOYWORLD", "JOURNEY TO THE MAGIC CAVERN" and "LOST WORLD OF THE GIANTS", (c) three adult thrillers made primarily for cable release under the brand name "TWILIGHT", and (d) two infomercials through the Company's joint venture called TVFirst of which one is in the area of personal motivation and one is related to a popular style of music. In addition, the Company has acquired domestic cable rights for a package of films, a portion of which are scheduled to be delivered during fiscal 1995, for distribution through a joint venture called KLC/New City.

        Costs relating to operating revenues decreased to $4,871,000 in the second quarter of fiscal 1995 as compared to $11,369,000 in the second quarter of fiscal 1994. As a percentage of operating revenues, costs relating to operating revenues were approximately 79% for the three months ended March 31, 1995 as compared to approximately 88% for the comparable period ended March 31, 1994. The decreased costs relate to the release and/or delivery of fewer titles, and a change in the product mix to projects with higher profit margins.

        Selling, general and administrative expenses for the quarter ended March 31, 1995 increased to $984,000 as compared to $742,000 for the
comparable quarter ended March 31, 1994.   The Company is funding overhead
and development costs associated with its entry into new business segments of interactive/multimedia, cable and infomercials, which are conducted through joint ventures or partnerships. The Company has also incurred increased overhead costs associated with the establishment of a theatrical film international sales subsidiary.

        Interest expense for the quarter ended March 31, 1995 was $833,000 as compared to $457,000 for the comparable quarter ended March 31, 1994. The increase was primarily due to incurring interest costs for the full period on the Company's four issues of Convertible Subordinated Debentures verses having only the Series A and B debt outstanding for the entire three month period in 1994. Interest costs were also affected by an increased usage of the revolving line of credit associated with increased production and acquisition financing of non-network movies and additional transactional production loans secured by specific projects.

        The Company's estimated effective income tax rate was approximately 0% and 38% for the three month periods ending March 31, 1995 and 1994, respectively.

        The Company reported net losses of $458,000, $-.01 per share, in the second quarter of fiscal 1995 compared to net earnings of $245,000, $0.01 per share, in the second quarter of fiscal 1994. The decrease in net earnings in the current period primarily reflects the reduced number of television programs delivered and films released in the current period as compared to the prior year period, as augmented by higher interest expense and increased overhead associated with the Company's expansion into non-television related marketing and distribution channels.

        COMPARISON OF SIX MONTHS ENDED MARCH 31, 1995 AND 1994

        The Company's operating revenues for the six months ended March 31, 1995 were $11,614,000 as compared to $28,965,000 for the comparable period ended March 31, 1994. This decrease was due primarily to the Company having two episodic series in production for television networks last year during the six month period ending March 31, 1994. During the six months ended March 31, 1995, the Company recognized approximately $7,934,000 from the delivery of the CBS television movie "DANGEROUS INTENTIONS", starring Donna Mills, and the feature film "WES CRAVEN PRESENTS: THE MIND RIPPER" to WarnerVision, as well as the CBS television movie "LADY KILLER" and the films "LAST GASP," AND "JOSH KIRBY: TIME WARRIOR"-"PLANET OF THE DINO KNIGHTS" and "THE HUMAN PETS."

        During the six months ended March 31, 1994, the Company recognized approximately $21,662,000 of revenues from the delivery and/or availability of certain episodes of the CBS series "HARTS OF THE WEST" and "SWEATING BULLETS"; the CBS television movie "TO SAVE THE CHILDREN" ; and the ABC mini-series "JFK: RECKLESS YOUTH" and continuing sales on completed titles in the Company's library of product.

        Costs relating to operating revenues were $9,168,000 during the six months ended March 31, 1995 as compared to $26,008,000 during the six months ended March 31, 1994. As a percentage of operating revenues, costs relating to operating revenues were approximately 79% for the six months ended March 31, 1995 compared to approximately 90% for the comparable period ended March 31, 1994. The decreased percentage during the six months ended March 31, 1995 resulted primarily from the lower rate of amortization of costs associated with having four non-television movies in the current period changing the product mix. Theatrical product generally has a longer life cycle and more channels of distribution in which it can be marketed verses typical television programs.

        Selling, general and administrative expenses for the six months ended March 31, 1995 increased to $1,977,000 as compared to $1,443,000 for the comparable six months ended March 31, 1994 due to increased overhead associated with the Company's diversification and expansion of distribution activities.

        Interest expense for the six months ended March 31, 1995 was $1,592,000 as compared to $782,000 for the six months ended March 31, 1994. The increase was primarily due to the effect of carrying the full interest costs associated with the issuance of $22,510,000 of the 8% and 9% Convertible Subordinated Debentures in March and July of 1994 and increased usage of the bank credit facility to fund production of non-network television programming, as well as transactional production loans for direct to video and cable movies.

        The Company's estimated effective income tax rate was approximately 0% and 38% for the six month periods ending March 31, 1995 and 1994, respectively.

        Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements' carrying amounts of existing assets and liabilities and their respective bases. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. As a result of adopting this pronouncement, the Company recognized a one-time gain of $394,000 during the six months ended March 31, 1994.

        The Company reported losses of $1,003,000, $.03 per share, in the six months ended March 31, 1995 compared to net earnings of $859,000, $0.03 per share, in the six months ended March 31, 1994. The decrease in net earnings in the current period primarily reflected a combined effect of a reduction in the number of network television episodic shows produced and delivered in the current period verses the previous period, and the increases in staff associated with increased distribution activities in the current period and higher interest expense in the current period resulting from the issuance of the 8% and 9% Convertible Subordinated Debentures.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased to $8,805,000 at March 31, 1995 from $15,681,000 at September 30, 1994 as a result of investment of the proceeds of the 8% and 9% Convertible Subordinated Debentures into the development, production and acquisition of television programs and feature films, and expansion of the Company's business into related areas. At March 31, 1995, the Company had negative net liquid assets of approximately $34,000 consisting of cash, cash equivalents, accounts receivable and other receivables, less accounts payable, accrued liabilities and the current portion of notes payable.

        The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of installment license payments from U.S. television networks and cable services and international licensing, as well as other operating revenues, and proceeds from debt and equity financing, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the recent expansion of the Company's international distribution business and the establishment of a new feature film division are expected to significantly increase the Company's working capital requirements and use of transactional production loans.

        The Company experienced net negative cash flows from operating activities during the six months ended March 31, 1995 of $11,779,000 which were partially offset by borrowing on the Company's line of credit and other debt financing, but still resulted in a $6,876,000 depletion of cash balances. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues and sales from its library.

        The Company's current line of credit with Imperial Bank provides for borrowings up to $15,000,000 based on specified percentages of eligible domestic and international receivables and net film costs balances through September 1995. The line of credit is secured by substantially all of the Company's assets and bears interest at an annual rate of prime (9% as of May 1, 1995) plus 1.25%. At March 31, 1995, the outstanding loan balance was $12,919,000, which included $79,000 of accrued interest. As of May 1, 1995, the Company had drawn down $9,040,000 under the line of credit and had $3,800,000 additional availability. During March 1995, the Company received a written commitment from Imperial Bank to extend the $15,000,000 revolving credit facility until September 1995 to accommodate discussions for a long term renewal and potential increase of the facility.

        The credit agreement with Imperial Bank contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net income and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, affiliate transactions, the use of proceeds and prohibit payment of dividends and repayment of subordinated debt. The outstanding credit agreement also contains a provision permitting the bank to declare an event of default if the services of Messrs. Locke or Kushner are not available to the Company unless a replacement acceptable to the bank is named. During the period ended March 31, 1995 the Company was in violation of a certain covenant contained in the credit agreement and has obtained a waiver from Imperial Bank with respect to such covenant.

        The Company expects to propose an extension and increase of the current line of credit arrangement with Imperial Bank or find suitable alternative financing. However, there is no assurance that such financing will be available to the Company or that the terms thereof will be satisfactory.
If the line of credit is not extended or suitable alternative financing is not obtained, the Company would be required to use its working capital, to the extent available, or other assets to repay the then outstanding balances under the line of credit. Such use of working capital would significantly reduce the Company's liquidity and could impact the Company's ability to expand or maximize its revenue from overall production and distribution of new feature film and television programming. The Company believes that its ability to obtain additional financing or capital including its ability to increase its current line of credit will be a significant factor in whether the Company will successfully expand its production and distribution activities.

        From December 1990 through April 1991, the Company sold an aggregate of $5,700,000 principal amount of Series A Debentures due 2000 and an aggregate of $6,000,000 principal amount of Series B Debentures due 2000. In connection with the issuance of certain of the Series A Debentures, the Company issued warrants to purchase an aggregate of 2,100,000 shares of common stock at an exercise price of $2.00 per share. As of March 31, 1995, approximately $82,000 principal amount of Series A Debentures and $2,972,000 of Series B Debentures were outstanding. The Series A Debentures are convertible into shares of common stock at the rate of approximately $1.27 per share and the Series B Debentures into shares of common stock at the rate of approximately $1.54 per share. The decrease in Series A and Series B Debentures has resulted primarily from conversions to common stock. The Company has the right to redeem the Series A and Series B Debentures at redemption prices at 103% of par after September 30, 1993 and declining to par after September 30, 1997. The indentures under which the Company's Series A and Series B Debentures were issued contain various covenants to which the Company must adhere. These covenants, among other things, also impose certain limitations on additional indebtedness and dividend payments by the Company.

        In November 1992, the Company completed an offering of 8,050,000 shares of its common stock for which the Company received net proceeds of approximately $6,640,000.

        During March and April 1994, the Company sold $16,137,000 principal amount of 8% Convertible Subordinated Debentures due 2000. In connection with the issuance of the 8% Debentures, the Company issued warrants to purchase up to 10% of the aggregate principal amount of such Debentures sold at an exercise price equal to 120% of the principal amount of such Debentures. During April, 1994, an additional $300,000 principal amount of 8% Debentures were sold. The 8% Debentures are convertible into shares of common stock at the rate of $.975 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company has the right to redeem the 8% Debentures at redemption prices commencing at 102.7% of par on or after February 1, 1998 and declining to par on or after February 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A, Series B Debentures and 9% Debentures. The fiscal agency agreement, under which the Company's 8% Debentures were issued, contains various covenants to which the Company must adhere.

        During July 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance of the 9% Debentures, the Company issued warrants to purchase up to 9% of the aggregate principal amount of such Debentures sold at an exercise price equal to 120% of the principal amount of such Debentures. The 9% Debentures are convertible into shares of common stock at the rate of $1.58 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par on or after July 1, 1998 and declining to par on or after July 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A, Series B and 8% Debentures. The fiscal agency agreement, under which the Company's 9% Debentures were issued, contains various covenants to which the Company must adhere.

        In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants related thereto.

        In October 1994, the Company obtained a production loan in the amount of $1,950,000 from Imperial Bank to cover a portion of the production budget of the "JOSH KIRBY: TIME WARRIOR" series. The loan bears interest at an annual rate of Prime (9% as of May 1, 1995) plus 3% payable monthly. The loan is secured solely by the rights, title and assets of the production company related to the film series. The loan matures in February 1996. At March 31, 1995, the outstanding loan balance was $1,851,000 under the "TIME WARRIORS" production loan.

        In December 1994, the Company advanced August Entertainment, Inc. ("August") $650,000. August is majority owned by Gregory Cascante. Mr. Cascante joined the Company in September 1994 as head of its new international film distribution division in addition to his responsibilities at August. The agreement is secured by all of the assets of August, including a pledge of all sales commissions due to August from the producers thereof on the films "SLEEP WITH ME", "NOSTRADAMUS" and "LAWNMOWER MAN II". While the right of August to receive such commissions with respect to the films "NOSTRADAMUS" and "LAWNMOWER MAN II" is subordinate to the interests of the production lenders on such films, The Allied Entertainment Group PLC, and its subsidiaries which produced the films, has guaranteed payment of such commissions to the extent they would be payable had there been no production loans on those two films. The loan bears interest at the lesser of (a) prime (9% at May 1, 1995) plus 2% or (b) 10%. Repayment of principal and interest on such advance is secured by collection of commissions and a general pledge of all other assets as collateral. The loan matures in December 1996.

        The Company has entered into a letter agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture currently titled "THE LEGEND OF PINOCCHIO." Pursuant to the letter agreement, the Company and Savoy have agreed to co-finance the picture on a 50/50 basis up to a budget of $25,000,000 (which budget has been subsequently increased by an additional $1,350,000 to be financed by Savoy).
It is currently expected that the film, which is in pre-production, will commence principal photography in July 1995. The film will be distributed domestically by Savoy and in foreign territories by the Company.

        In order to fund the Company's up to $12,500,000 share of the budgeted negative costs, the Company has assisted the film's production company in obtaining a commitment letter from Newmarket Capital Group, L.P. ("Newmarket") which provides, subject to various conditions precedent, for financing in the amount of 50% of the film's budget up to $12,500,000, a portion of which shall be reserved to pay the lender's financing fees and costs. It is expected that a substantial portion of the obligations of the production company to Newmarket under the loan facility, other than the portion of the loan covered by certain foreign pre-sales, will be guaranteed by the Company.

        There can be no assurance that "THE LEGEND OF PINOCCHIO," which represents the Company's biggest budget theatrical motion picture to date, will be completed, that the Company or producer will consummate the Newmarket financing or alternate financing, or that the picture will be successful.
The Company is in the process of applying for a completion bond and expects such instrument to be in place before principal photography. The Company's ability to complete this project is materially dependent upon both funding by Savoy and the obtaining of financing against foreign pre-sales and remaining foreign rights.

        Management believes that the Company's existing working capital together with anticipated cash from operations, borrowings under its line of credit (subject to and as proposed by the Company to be extended and increased) and transactional production loans, together with and subject to obtaining pre-sales and/or production financing for its production and distribution activities as necessary, will provide adequate sources of funding to satisfy anticipated working capital requirements for at least the next twelve months. However, the Company is actively seeking additional financing, possibly through the issuance of additional debt or equity securities, additional bank financing, or other means available to the Company to increase its available working capital as the Company deems necessary. In addition to expanding production and its distribution business, whether internally or by acquisition, the Company may also consider acquisition possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

        The Company's business and operations have not been materially affected by inflation.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

        The Company adopted FASB 109 "Accounting for Income Taxes" relating to, among other things, deferred income tax liabilities in the first quarter of fiscal 1994. The Company elected to reflect the cumulative effect of adopting this pronouncement as a change in accounting principle at the beginning of fiscal 1994 with a credit to earnings of $394,000.

        The Company provides no post-employment benefits. Accordingly, Statement of Financial Accounting Standards Nos. 106, "Post Employment Benefits Other than Pensions," will have no impact on the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

         (a) Exhibits: Exibits filed as part of this report are listed in the
             Exhibit Index, which follows the signature pages hereto.

         (b) Reports on Form 8-K: None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE KUSHNER-LOCKE COMPANY
                                        (Registrant)





Dated:      May 15, 1995                /s/Peter Locke
       -------------------------        -------------------------------------
                                        Peter Locke
                                        Co-Chairman of the Board
                                        and Chief Executive Officer




Dated:      May 15, 1995                /s/Donald Kushner
       -------------------------        -------------------------------------
                                        Donald Kushner
                                        Co-Chairman of the Board, President,
                                        Chief Operating Officer and Secretary



Dated:      May 15, 1995                /s/Lenore Nelson
       -------------------------        -------------------------------------
                                        Lenore Nelson
                                        Chief Financial Officer, Executive
                                        Vice President and Assistant Secretary

                                     PART II
                                  EXHIBIT INDEX


ITEM 6 (a).  EXHIBIT INDEX

     10.1 Letter Agreement, dated, March 23, 1995, by and between Woodenhead Productions, Ltd and Newmarket Capital Group. L.P.

     10.2 Modification and Extension of Restated Credit Agreement, dated March 24, 1995, by and between Imperial Bank and the Kushner-Locke Company.

     10.3 Letter Agreement dated February 6, 1995 by and between Savoy Pictures, Inc. and KL Features, Inc. *

     10.4 Letter Agreement dated May 12, 1995 by and between Imperial Bank and The Kushner-Locke Company.

        *  Confidential Treatment Requested.