Form 10-Q/A
period 1995-03-31
KUSHNER LOCKE CO
filed 1995-08-04
CIK 842009

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                           ------------------------

                                 FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           ------------------------

FOR QUARTER ENDED MARCH 31, 1995                 COMMISSION FILE NUMBER 0-17295


                          THE KUSHNER-LOCKE COMPANY
             (Exact name of registrant as specified in its charter)

       California                                               95-4079057
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

            11601 Wilshire Blvd., 21st Floor, Los Angeles, CA    90025
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

                    YES X                               NO
                       ----                               ----

Number of shares of registrant's common stock outstanding as of June 30, 1995: 32,081,983

    The undersigned registrant (the "Registrant") hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (the "Report") as follows:


                                  Exhibit 10.3

    The Registrant hereby deletes the information set forth in Exhibit 10.3 included as part of the Report and replaces such Exhibit in its entirety with
Exhibit 10.3 included herewith.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE KUSHNER-LOCKE COMPANY
                                        --------------------------
                                        (Registrant)

Dated: July 31, 1995                    /s/ Peter Locke
                                        ----------------------------------
                                        Peter Locke
                                        Co-Chairman of the Board, Co-Chief
                                        Executive Officer and President

Dated: July 31, 1995                    /s/ Donald Kushner
                                        -----------------------------------
                                        Donald Kushner
                                        Co-Chairman of the Board,  Co-Chief
                                        Executive Officer and Secretary

Dated: July 31, 1995                    /s/ Lenore Nelson
                                        -----------------------------------
                                        Lenore Nelson
                                        Chief Financial Officer, Executive
                                        Vice President and Assistant Secretary