Form 10-Q
period 1995-06-30
KUSHNER LOCKE CO
filed 1995-08-14
CIK 842009

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                            -------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            -------------------------

       FOR QUARTER ENDED JUNE 30, 1995            COMMISSION FILE NUMBER 0-17295


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

Number of shares of registrant's common stock outstanding as of August 9, 1995:
32,081,984

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

                                      INDEX


                         Part I.  FINANCIAL INFORMATION
                                  ---------------------

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                           Part II.  OTHER INFORMATION
                                     -----------------


Items 1 through 3.  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits:       10.1
                                   10.2
                                   10.3

               (b) Reports on Form 8-K:   None

                                     PART I

ITEM 1.
                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              ASSETS
                                                              ------
                                                                                          JUNE 30,            SEPTEMBER 30,
                                                                                            1995                 1994
                                                                                         (UNAUDITED)           (AUDITED)
                                                                                         -----------         ------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $4,277,000         $ 15,681,000
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         650,000
Accounts receivable, net of allowance for
  doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,693,000            6,177,000
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,040,000              295,000
Film costs, net of accumulated amortization. . . . . . . . . . . . . . . . . . . . .      49,015,000           30,688,000
Property and equipment, at cost, net of
  accumulated depreciation and amortization. . . . . . . . . . . . . . . . . . . . .         493,000              437,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         939,000              976,000
                                                                                         -----------          -----------

                                                                                         $63,107,000          $54,254,000
                                                                                         -----------          -----------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                ------------------------------------

Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . .      $3,005,000           $2,385,000
Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ----                  10,000
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,642,000            9,600,000
Deferred film license fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,278,000              364,000
Contractual obligations, principally
  participants'share payable and talent residuals. . . . . . . . . . . . . . . . . .         707,000            1,216,000
Production advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,191,000               82,000
Convertible subordinated debentures due 2000 and 2002, net of amortized
  issuance costs                                                                          20,625,000           22,056,000
                                                                                          ----------           ----------

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      45,448,000           35,713,000
                                                                                          ----------           ----------

Stockholders' equity:

  Common stock, no par value.  Authorized
  80,000,000 shares: issued and outstanding
  32,081,984 shares at June 30, 1995 and
  30,069,101 shares at September 30, 1994. . . . . . . . . . . . . . . . . . . . . .      20,381,000           18,696,000

  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,722,000)            (155,000)
                                                                                          ----------           ----------

     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .      17,659,000           18,541,000
                                                                                          ----------           ----------
                                                                                       $  63,107,000        $  54,254,000
                                                                                       -------------        -------------
                                                                                       -------------        -------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                           JUNE 30,                             JUNE 30,
                                                                --------------------------------   --------------------------------
                                                                      1995            1994             1995             1994
                                                                --------------    --------------   --------------   ---------------
Operating revenues . . . . . . . . . . . . . . . .              $   1,904,000     $   7,107,000     $  13,518,000   $  36,072,000
Costs related to operating revenues. . . . . . . .                  1,567,000         7,440,000        10,735,000      33,448,000
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . .                    957,000           796,000         2,934,000       2,239,000
                                                                 --------------    --------------   --------------   ---------------
     Earnings (loss) from operations . . . . . . .                   (620,000)       (1,129,000)         (151,000)        385,000

Interest income. . . . . . . . . . . . . . . . . .                     49,000           115,000           185,000         132,000
Interest expense . . . . . . . . . . . . . . . . .                   (966,000)         (729,000)       (2,558,000)     (1,511,000)
                                                                 --------------    --------------   --------------   ---------------

Loss before income taxes and
  cumulative effect of a change in
  accounting principle . . . . . . . . . . . . . .                 (1,537,000)       (1,743,000)       (2,524,000)       (994,000)

Provision for income taxes . . . . . . . . . . . .                     26,000          (661,000)           43,000        (377,000)
                                                                 --------------    --------------   --------------   ---------------
  Loss before cumulative effect of a
    change in accounting for income taxes. . . . .                 (1,563,000)       (1,082,000)       (2,567,000)       (617,000)

Cumulative effect of a change in
  accounting for income taxes. . . . . . . . . . .                      -----             -----              ----         394,000
                                                                --------------    --------------   --------------   ---------------
     Net loss. . . . . . . . . . . . . . . . . . .             $   (1,563,000)    $  (1,082,000)    $  (2,567,000)    $  (223,000)
                                                                --------------    --------------   --------------   ---------------

Earnings (loss) per common and common
  equivalent share:

Loss before cumulative effect of a
  change in accounting principle . . . . . . . . .                   $(.05)            $(.04)            $(.08)          $(.02)

Cumulative effect of a change in accounting
  for income taxes . . . . . . . . . . . . . . . .                    $.---             $.---             $.---           $.01
                                                                   --------           -------           -------         -------

Net loss . . . . . . . . . . . . . . . . . . . . .                   $(.05)            $(.04)            $(.08)          $(.01)
                                                                   --------           -------           -------         -------
Weighted average number of common and
  common equivalent shares outstanding . . . . . .                 31,589,000        28,975,000        31,432,000      28,977,000
                                                              ---------------   ---------------    --------------   -------------
                                                              ---------------   ---------------    --------------   -------------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         NINE MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                 ----------------------------------
                                                                                                      1995                1994
                                                                                                 --------------     ---------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $   (2,567,000)      $  (223,000)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Cumulative effect of a change in accounting principle. . . . . . . . . . . . .                    ----            (394,000)
      Increase in restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . .                  (650,000)           ----
      Amortization of film costs . . . . . . . . . . . . . . . . . . . . . . . . . .                11,049,000        32,774,000
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .                   185,000           200,000
      Amortization of capitalized issuance costs and warrants. . . . . . . . . . . .                   314,000           117,000
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    ----            (377,000)
      Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (516,000)       (2,242,000)
      Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (745,000)         (628,000)
      Increase in film costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (29,376,000)      (34,744,000)
      Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . .                   610,000        (3,278,000)
      Deferred film license fees . . . . . . . . . . . . . . . . . . . . . . . . . .                   914,000           294,000
      Contractual obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (509,000)         (308,000)
      Production advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 3,109,000           458,000
                                                                                                ---------------     --------------
        Net cash used by
          operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . .               (18,182,000)       (8,351,000)

Cash flows from investing activities:
  Increase in property and equipment, net. . . . . . . . . . . . . . . . . . . . . .                  (241,000)          (19,000)
  Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    37,000          (218,000)
                                                                                                ---------------     --------------
        Net cash used by investing activities. . . . . . . . . . . . . . . . . . . .                  (204,000)         (237,000)

Cash flows from financing activities:
  Increase in notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 9,642,000        20,500,000
  Repayment of notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (2,600,000)      (20,271,000)
  Net proceeds from issuance of debentures . . . . . . . . . . . . . . . . . . . . .                    ----          14,436,000
  Repayment of debentures and other. . . . . . . . . . . . . . . . . . . . . . . . .                   (60,000)          (37,000)
                                                                                                ---------------     --------------

        Net cash and restricted cash provided by financing
          activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 6,982,000        14,628,000

Net increase in cash and restricted cash . . . . . . . . . . . . . . . . . . . . . .               (11,404,000)        6,040,000

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . .                15,681,000         6,542,000
                                                                                                ---------------     --------------
Cash, cash equivalents and restricted cash at end of period. . . . . . . . . . . . .             $   4,277,000     $  12,582,000
                                                                                                ---------------     --------------
                                                                                                ---------------     --------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

Supplemental disclosure of non-cash financing activity:

During the nine months ended June 30, 1995, $1,960,400 of convertible subordinated debentures before unamortized capitalized issuance costs of $216,600 were converted into 2,012,883 shares of common stock.

     See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                   COMMON STOCK
                                                           --------------------------
                                                              NUMBER OF                             ACCUMULATED
                                                               SHARES            AMOUNT               DEFICIT        TOTAL
                                                           -------------     --------------      --------------    -------------
Balance at September 30, 1994 (audited). . . . . . . .      30,069,101       $  18,696,000       $   (155,000)     $  18,541,000
Conversion of convertible debentures . . . . . . . . .       2,012,883           1,685,000                             1,685,000

Net (loss) . . . . . . . . . . . . . . . . . . . . . .                                             (2,567,000)        (2,567,000)
                                                           -------------     --------------      --------------    -------------
Balance at  June 30, 1995 (unaudited). . . . . . . . .      32,081,984       $  20,381,000       $ (2,722,000)     $  17,659,000
                                                           -------------     --------------      --------------    -------------
                                                           -------------     --------------      --------------    -------------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     The Kushner-Locke Company (the "Company") is principally engaged in the development, production and distribution of feature films, direct-to-video films, television series, pilots, movies-for-television, mini-series and animated programming. Last year, the Company expanded its operations into related business lines in ancillary markets for its product such as merchandising, home video and interactive/multimedia applications for characters and story ideas developed by the Company. Recently, the Company entered into various joint ventures and partnerships with established companies having expertise in their respective fields including music exploitation; infomercials; cable distribution; CD-ROM formatted product; and development of interactive game product.

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

     The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1995, the results of its operations for the three and nine month periods ended June 30, 1995 and 1994, and its cash flows for the nine month periods ended June 30, 1995 and 1994. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     Certain reclassifications have been made to conform prior year balances with the current presentation.


     RESTRICTED CASH

     During the quarter ended June 30, 1995, the Company had $650,000 in restricted cash related to advances made to film producers for the acquisition of distribution rights which were being held as collateral by financial institutions providing production loans to such producers.


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

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of all outstanding warrants and dilutive stock options. The weighted average number of common and common equivalent shares outstanding for the calculation of primary earnings per share was 31,589,000 and 28,975,000 for the quarters ended June 30, 1995 and 1994, respectively, and 31,432,000 and 28,977,000 for the nine months ending June 30, 1995 and 1994, respectively. The inclusion of the additional shares assuming the conversion of the Company's Convertible Subordinated Debentures would have been anti-dilutive for all periods.




(2)     FILM COSTS



     Film costs consist of the following:

                                                                      JUNE 30,                           SEPTEMBER 30,
                                                                        1995                                  1994
                                                                ---------------------                --------------------
In process or development. . . . . . . . . . . . . . .          $     11,164,000                     $      5,177,000
Released, net of accumulated amortization. . . . . . .                37,851,000                           25,511,000
                                                                ---------------------                --------------------

                                                                $     49,015,000                     $     30,688,000
                                                                ---------------------                --------------------
                                                                ---------------------                --------------------

(3)     NOTES PAYABLE

        Notes payable are comprised of the following:

                                                                      JUNE 30,                           SEPTEMBER 30,
                                                                        1995                                 1994
                                                                  ----------------                       -------------
     Note payable to bank, secured by substantially all
     Company assets, interest at prime (8.75% at
     June 30, 1995) plus 1.25%, payable
     monthly, outstanding principal balance due
     September 30, 1995  . . . . . . . . . . . . . . .            $   14,918,000                         $   9,600,000

     Note payable to bank, secured by certain film rights,
     interest at prime (8.75% at June 30, 1995)
     plus 3%, payable monthly, outstanding
     principal balance due February 28, 1996 . . . . .                 1,724,000                               ----
                                                                  ----------------                       -------------
                                                                  $   16,642,000                         $   9,600,000
                                                                  ----------------                       -------------
                                                                  ----------------                       -------------

(4)  CONVERTIBLE SUBORDINATED DEBENTURES


                                                                   JUNE 30,                            SEPTEMBER 30,
                                                                     1995                                  1994
                                                                -------------                         --------------
     Series A Convertible Subordinated
       Debentures due December 15, 2000
       bearing interest at 10% per annum
       payable June 15 and December 15,
       net of unamortized capitalized issuance
       costs and warrants of $14,000 and
       $17,000, respectively . . . . . . . . . . . . .          $      83,000                         $      80,000

     Series B Convertible Subordinated
       Debentures due December 15, 2000
       bearing interest at 13-3/4% per annum
       payable monthly, net of unamortized
       capitalized issuance costs of $371,000
       and $423,000, respectively. . . . . . . . . . .              2,980,000                              2,938,000

     Convertible Subordinated Debentures
       due December 15, 2000, bearing interest
       at 8% per annum payable February 1 and
       August 1, net of unamortized capitalized
       issuance costs of $1,467,000 and
       $1,887,000, respectively. . . . . . . . . . . .             13,020,000                             14,550,000

     Convertible Subordinated Debentures
       due July 1, 2002, bearing interest at 9%
       per annum payable January 1 and July 1,
       net of unamortized capitalized issuance
       costs of $507,000 and $562,000, respectively. .              4,542,000                              4,488,000
                                                                -------------                         --------------
                                                                $  20,625,000                         $   22,056,000
                                                                -------------                         --------------
                                                                -------------                         --------------

       SERIES A DEBENTURES

     As of June 30, 1995, the Company had outstanding $97,000 principal amount of Series A Debentures. The Debentures are recorded net of underwriting discounts, expenses associated with the offering and warrants totaling $14,000 which will be amortized using the interest method to interest expense over the term of the Debentures. Approximately $3,000 of capitalized issuance costs have been amortized to interest expense for the nine months ended June 30, 1995.


       SERIES B DEBENTURES

     As of June 30, 1995, the Company had outstanding $3,350,000 principal amount of Series B Debentures. The Debentures are recorded net of underwriting discounts and expenses associated with the offering totaling $371,000, which will be amortized using the interest method to interest expense over the term of the Debentures. Approximately $52,000 of capitalized issuance costs had been amortized as interest expense for the nine months ended June 30, 1995.

     8% DEBENTURES

    As of June 30, 1995, the Company had outstanding $14,487,000 principal amount of 8% Debentures. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $1,467,000, which are amortized using the interest method to interest expense over the term of the Debentures. Approximately $205,000 of capitalized issuance costs had been amortized as interest expense for the nine months ended June 30, 1995.

     9% DEBENTURES

      As of June 30, 1995, the Company had outstanding $5,050,000 principal amount of 9% Debentures. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $507,000, which are amortized using the interest method to interest expense over the term of the Debentures. Approximately $54,000 of capitalized issuance costs had been amortized as interest expense for the nine months ended June 30, 1995.

(5)  INCOME TAXES

     Income taxes for the three and nine month periods ended June 30, 1995 and 1994 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

                                     PART I
ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

     The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights from third party producers of films to be released in the U.S. by studios, pay cable, videocassette companies, basic cable channels and first-run syndication; and from the development, production and distribution of television programming for the major U.S. television networks; as well as from licensing of all rights to the films and programs in international territories. While the Company generally finances all or a substantial portion of the budgeted production costs of its programming and films through domestic and foreign licensing and other arrangements, the Company typically retains rights in its programming and films which may be exploited in future periods or in additional territories. The Company's feature film division generally produces low and medium budget films for theatrical and/or home video or cable release, but may produce one or more major theatrical films if the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.

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

     Production costs for a film or television program (including allocated overhead) are capitalized as film costs, net of accumulated amortization, and are amortized each period in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular program, which had previously been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year in which such write-down is taken could result. The Company is monitoring the future sales performance of certain television programs in its library to determine if a write-down may be necessary with respect to such programs. Such write-down, if necessary, could have a material adverse impact on the Company's results of operation for the fourth quarter and the fiscal year ending September 30, 1995.

     Gross profits from any period are a function in part of the number of programs and films delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program or film has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Accordingly, year-to-year comparisons of quarterly results may not be meaningful and quarterly operating results during the course of a fiscal year may not be indicative of the results that may be expected for the entire fiscal year.

     A small number of television programs historically have accounted for a significant portion of the Company's revenues in any given fiscal period. Thus, a change in the amount of entertainment product delivered or available from period to period may materially affect a given period's results of operations and year-to-year results may not be comparable.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994

     The Company's operating revenues for the quarter ended June 30, 1995 were $1,904,000, a decrease of $5,203,000 (approximately 73%) from $7,107,000 for the quarter ended June 30, 1994. This decrease was due primarily to the timing of delivery and the availability of film and television programming.

     The Company recognized approximately $1,377,000 revenues during the third quarter of fiscal 1995 from the delivery and/or availability in foreign territories of a movie for CBS entitled "DANGEROUS INTENTIONS" starring Donna Mills and Corbin Bernsen and four direct-to-video titles: "WES CRAVEN PRESENTS THE MINDRIPPER" starring Lance Henriksen for WarnerVision and "GIRL TALK CONFIDENTIAL," "DREAM MASTER" and "CYBERELLA," three adult thrillers. Continuing sales of licenses for completed product from the Company's library of titles to international distributors accounted for the majority of remaining revenues for the period.

     In the same period for the previous year, the Company was delivering the CBS television movie "GETTING GOTTI," the NBC mini-series "WORLD WAR II: THEN THERE WERE GIANTS" and a pilot for a episodic series to the FOX television network called "ERROL MORRIS' BACK PAGE" from which it recognized $3,398,000 in combined revenues. It also delivered the feature film "SENSATION" which premiered on the Home Box Office cable channel and then was released in videocassettes by Columbia Tristar Home Video. The episodic television series "HARTS OF THE WEST" starring Lloyd and Beau Bridges, while not renewed by CBS, continued to earn revenues from international distribution.

     In production as of August 1, 1995 are (a) the feature film, "THE LEGEND OF PINOCCHIO" starring Martin Landau and Jonathan Taylor Thomas, (b) the feature film "THE NESTING" starring Jeff Fahey for WarnerVision, (c) the feature film "THE GRAVE" aka "THE SECRET" starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, (d) the feature film "FREEWAY" executive produced by Oliver Stone and starring Reese Witherspoon, Kiefer Sutherland and Brooke Shields, (e) the feature film "WHOLE WIDE WORLD" starring Vincent D'Onofrio,
(f) a four-hour mini-series for the ABC television network entitled "INNOCENT VICTIMS" starring Hal Holbrook and Rick Schroder, (g) two animated feature films for Buena Vista Home Video, a division of The Walt Disney Company, that are sequels to the successful direct-to-video title "BRAVE LITTLE TOASTER,"
(h) two adult thrillers made primarily for cable release and (i) two infomercials through the Company's joint venture called TVFirst of which one is in the area of personal motivation and one is related to a popular style of music. In addition, the Company has acquired domestic cable rights for a package of films, a portion of which are scheduled to be delivered during fiscal 1995, for distribution through a joint venture called KLC/New City.

     Costs relating to operating revenues decreased to $1,567,000 in the third quarter of fiscal 1995 as compared to $7,440,000 in the third quarter of fiscal 1994. As a percentage of operating revenues, costs relating to operating revenues were approximately 82% for the three months ended June 30, 1995 as compared to approximately 105% for the comparable period ended June 30, 1994. The decreased costs relate to the release and/or delivery of fewer titles, and a change in the product mix to projects with higher profit margins.

     Selling, general and administrative expenses for the quarter ended June 30, 1995 increased to $957,000 as compared to $796,000 for the comparable quarter ended June 30, 1994. The Company is funding overhead and development costs associated with its entry into new business segments of interactive/multimedia, cable and infomercials, which are conducted through joint ventures or partnerships. The Company has also incurred increased overhead costs associated with the establishment of a theatrical film international sales subsidiary.

     Interest expense for the quarter ended June 30, 1995 was $966,000 as compared to $729,000 for the comparable quarter ended June 30, 1994. The increase was primarily due to incurring interest costs for the full period on the Company's four issues of Convertible Subordinated Debentures versus having only the Series A and B debt outstanding for the entire comparable three month period in 1994. Interest costs were also affected by an increased usage of the revolving line of credit for increased production and acquisition financing of non-network movies and additional transactional production loans secured by specific projects.

     The Company's estimated effective income tax rate was approximately 2% and 38% for the three month periods ending June 30, 1995 and 1994, respectively.

     The Company reported net losses of $(1,563,000), $(0.05) per share, in the third quarter of fiscal 1995 compared to net loss of ($1,082,000), $(0.04) per share, in the third quarter of fiscal 1994. The increase in net losses in the current period primarily reflects the absence of television programs delivered and released by the U.S. broadcast networks in the current period as compared to the prior year period, as augmented by higher interest expense and increased overhead associated with the Company's expansion into non-television related marketing and distribution channels.

     COMPARISON OF NINE MONTHS ENDED JUNE 30, 1995 AND 1994

     The Company's operating revenues for the nine months ended June 30, 1995 were $13,518,000 as compared to $36,072,000 for the comparable period ended June 30, 1994. This $22,544,000 (approximately 63%) decrease was due primarily to the Company having two episodic series in production for television networks last year during the nine month period ending June 30, 1994 and no episodic series in the nine month period ending June 30, 1995.

     During the nine months ended June 30, 1995, the Company recognized approximately $10,090,000 from the delivery to both domestic and international customers of the three CBS television movies "DANGEROUS INTENTIONS," "LADY KILLER" starring Judith Light and Jack Warner, and "JACK
REED: A SEARCH FOR JUSTICE" starring Brian Dennehy; the two feature films "WES CRAVEN PRESENTS: THE MIND RIPPER" and "LAST GASP" starring Robert Patrick to WarnerVision; international sales of the films "GIRL TALK CONFIDENTIAL," "DREAM MASTER" and "CYBERELLA" and the fantasy adventure films under the banner of "JOSH KIRBY: TIME WARRIOR" - "PLANET OF THE DINO KNIGHTS" and "THE HUMAN PETS."

     During the nine months ended June 30, 1994, the Company recognized approximately $31,624,000 of revenues from the delivery and/or availability of certain episodes of the CBS series "HARTS OF THE WEST" and "SWEATING BULLETS;" the CBS television movies "TO SAVE THE CHILDREN" and "GETTING GOTTI;" the ABC mini-series "JFK: RECKLESS YOUTH;" the feature film "SENSATIONS" and continuing sales on completed titles in the Company's library of product.

     Costs relating to operating revenues were $10,735,000 during the nine months ended June 30, 1995 as compared to $33,448,000 during the nine months ended June 30, 1994. As a percentage of operating revenues, costs relating to operating revenues were approximately 79% for the nine months ended June 30, 1995 compared to approximately 93% for the comparable period ended June 30, 1994. The decreased percentage during the nine months ended June 30, 1995 resulted primarily from the lower rate of amortization of costs associated with having seven non-television movies in the current period changing the product mix versus one non-television movie in the comparable period ending June 30, 1994. Theatrical product generally has a longer life cycle and more channels of distribution in which it can be marketed versus typical television programs.

     Selling, general and administrative expenses for the nine months ended June 30, 1995 increased to $2,934,000 as compared to $2,239,000 for the comparable nine months ended June 30, 1994 due to increased overhead associated with the Company's diversification and expansion of distribution activities.

     Interest expense for the nine months ended June 30, 1995 was $2,558,000 as compared to $1,511,000 for the nine months ended June 30, 1994. The increase was primarily due to the effect of carrying the full interest costs associated with the issuance of $22,510,000 of the 8% and 9% Convertible Subordinated Debentures in March and July of 1994 and increased usage of the bank credit facility to fund production of non-network television programming, as well as transactional production loans for direct-to-video and cable movies.

     The Company's estimated effective income tax rate was approximately 2% and 38% for the nine month periods ending June 30, 1995 and 1994, respectively.

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements' carrying amounts of existing assets and liabilities and their respective bases. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. As a result of adopting this pronouncement, the Company recognized a one-time gain of $394,000 during the nine months ended June 30, 1994.

     The Company reported losses of $(2,567,000), $(0.08) per share, in the nine months ended June 30, 1995 compared to net losses of $(223,000), $(0.01) per share, in the nine months ended June 30, 1994. The increase in net losses in the current nine month period primarily reflected a combined effect of an absence of network television episodic shows produced and delivered in the current period versus the previous comparable period, and the increases in staff associated with increased distribution activities in the current period and higher interest expense in the current period resulting from the issuance of the 8% and 9% Convertible Subordinated Debentures.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $4,277,000 at June 30, 1995 from $15,681,000 at September 30, 1994 as a result of investment of the proceeds of the 8% and 9% Convertible Subordinated Debentures into the development, production and acquisition of television programs and feature films, and expansion of the Company's business lines into related ancillary markets for its product. At June 30, 1995, the Company had negative net liquid assets of approximately $(6,987,000) consisting of cash, cash equivalents, accounts receivable and other receivables, less accounts payable, accrued liabilities and the current portion of notes payable, including the Company's credit facility which expires in September 1995.

     The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of installment license payments from U.S. television networks and cable services and international licenses, as well as other operating revenues, and proceeds from debt and equity financing, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sales of rights in international markets. In addition, the recent expansion of the Company's international distribution business and the establishment of a new feature film division are expected to significantly increase the Company's working capital requirements and use of transactional production loans.

     The Company experienced net negative cash flows from operating activities (resulting from the Company's significant expansion in new film product) of $18,182,000 during the nine months ended June 30, 1995, which was partially offset by net cash of $6,982,000 provided by financing activities. As a result primarily of the foregoing factors, net cash decreased by $11,404,000 to $4,277,000 on June 30, 1995. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

     The Company's current line of credit with Imperial Bank provides for borrowings up to $15,000,000 based on specified percentages of eligible domestic and international receivables and net film costs balances through September 30,
1995.   The line of credit is secured by substantially all of the Company's assets and bears interest at an annual rate of prime (8.75% as of August 1, 1995) plus 1.25%. At June 30, 1995, the outstanding loan balance was $14,918,000, which included $106,500 of accrued interest. As of August 1, 1995, the Company had drawn down $14,837,475 under the line of credit and had $162,525 additional availability. During March 1995, the Company received a written commitment from Imperial Bank to extend the $15,000,000 revolving credit facility until September 30, 1995 to accommodate discussions for a long term renewal and potential increase of the facility.

     The credit agreement with Imperial Bank contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net income and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, affiliate transactions, the use of proceeds and prohibit payment of dividends and repayment of subordinated debt. The outstanding credit agreement also contains a provision permitting the bank to declare an event of default if the services of Messrs. Locke or Kushner are not available to the Company unless a replacement acceptable to the bank is named. During the period ended August 14, 1995 the Company had obtained prior approvals and waivers from Imperial Bank to allow the Company to provide credit enhancements for financial institutions providing productions loans to third party film producers whose completed product will be distributed by the Company including "THE LEGEND OF PINOCCHIO," "THE NESTING," "THE GRAVE" aka "THE SECRET," "WHOLE WIDE WORLD" and "FREEWAY."

     On August 11, 1995, the Company was advised by Imperial Bank that the bank's prior waiver of the tangible net worth covenant in the credit agreement extended only through June 30, 1995 (the original maturity date of the line of credit), not the revised September 30, 1995 maturity date. The Company subsequently applied for a waiver of such covenant through September 30, 1995, and was advised by the bank on August 14, 1995 that such waiver had been granted.

     The Company is currently in discussions with Imperial Bank concerning the extension and increase of the Company's existing line of credit, which expires on September 30, 1995. Based upon its expanded production slate and anticipated credit requirements, which otherwise would be subject to off-balance sheet or single project financings, the Company has requested that its existing $15,000,000 line of credit be increased to at least $25,000,000, through a syndicated loan facility. The bank has advised the Company that it is preparing a term sheet for such facility and that an extension of the existing facility may be necessary during the syndication process. The Company is also seeking alternate financing arrangements.
While the Company believes that it will obtain a line of credit in a maximum amount of at least the current line of credit, the Company has not received any formal commitment for such line of credit, and there is no assurance that the Company's existing line of credit will be extended, increased or replaced on satisfactory terms. If the Company's line of credit is extended past September 30, 1995 (but not increased), the Company would be required to seek additional off-balance sheet and project financing to fund its current production obligations. In the event that the line of credit is not extended and suitable alternative financing is not obtained, the Company would be required to use its working capital, to the extent available, or other assets towards repayment of the then outstanding balances under the line of credit or to otherwise seek to restructure its obligations.

     As part of the Company's discussions with regard to the extension and increase of its line of credit, the Company has entered into related discussions with certain holders of its 9% Convertible Subordinated Debentures about a possible conversion of this debt to common stock. The conversion of the 9% Debentures would result in an increase to the Company's net worth by up to approximately $5,050,000 less unamortized issuance costs of approximately $507,000 and a decrease in annual interest expense of up to approximately $455,000. There is no assurance that any or all of the 9% Debentures will be converted to common stock or at what terms such conversion would occur, if at all.

     From December 1990 through April 1991, the Company sold an aggregate of $5,700,000 principal amount of Series A Debentures due 2000 and an aggregate of $6,000,000 principal amount of Series B Debentures due 2000. In connection with the issuance of certain of the Series A Debentures, the Company issued warrants to purchase an aggregate of 2,100,000 shares of common stock at an exercise price of $2.00 per share. As of June 30, 1995, approximately $83,000 principal amount of Series A Debentures and $2,980,000 of Series B Debentures were outstanding. The Series A Debentures are convertible into shares of common stock at the rate of approximately $1.27 per share and the Series B Debentures into shares of common stock at the rate of approximately $1.54 per share. The decrease in Series A and Series B Debentures has resulted primarily from conversions to common stock. The Company has the right to redeem the Series A and Series B Debentures at redemption prices at 103% of par after September 30, 1993 and declining to par after September 30, 1997. The indentures under which the Company's Series A and Series B Debentures were issued contain various covenants to which the Company must adhere. These covenants, among other things, also impose certain limitations on additional indebtedness and dividend payments by the Company.

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

     In October 1994, the Company obtained a production loan in the amount of $1,950,000 from Imperial Bank to cover a portion of the production budget of the "JOSH KIRBY: TIME WARRIOR" series. The loan bears interest at an annual rate of Prime (8.75% as of August 1, 1995) plus 3% payable monthly. The loan is secured solely by the rights, title and assets of the production company related to the film series. The loan matures in February 1996. At August 1, 1995, the outstanding loan balance was $1,724,000 under the "TIME WARRIORS" production loan.

     In December 1994, the Company advanced August Entertainment, Inc. ("August") $650,000. August is majority owned by Gregory Cascante. Mr. Cascante joined the Company in September 1994 as head of its new international film distribution division in addition to his responsibilities at August. The agreement is secured by all of the assets of August, including a pledge of all sales commissions due to August from the producers thereof on the films "SLEEP WITH ME," "NOSTRADAMUS" and "LAWNMOWER MAN II." While the right of August to receive such commissions with respect to the films "NOSTRADAMUS" and "LAWNMOWER MAN II" is subordinate to the interests of the production lenders on such films, The Allied Entertainment Group PLC, and its subsidiaries which produced the films, has guaranteed payment of such commissions to the extent they would be payable had there been no production loans on those two films. The loan bears interest at the lesser of (a) Prime (8.75% at August 1, 1995) plus 2% or (b) 10%. Repayment of principal and interest on such advance is secured by collection of commissions and a general pledge of all other assets as collateral. The loan matures in December 1996.

     The Company has entered into a long form agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture currently titled "THE LEGEND OF PINOCCHIO." The film commenced principal photography in July 1995. The film will be distributed domestically by Savoy and in foreign territories by the Company. Pursuant to the letter agreement, the Company and Savoy have agreed to co-finance the picture on a 50/50 basis up to a budget of $25,000,000 (which budget has been subsequently increased by an additional $1,350,000 to be financed by Savoy).
In order to fund the Company's up to $12,500,000 share of the budgeted negative costs, the Company has assisted the film's production company in obtaining loan documentation from Newmarket Capital Group L.P. ("Newmarket") which has agreed to provide, subject to various conditions precedent, for financing in the amount of 50% of the film's budget up to $12,500,000, a portion of which shall be reserved to pay the lender's financing fees and costs. As of August 1, 1995 $4,015,000 of the obligations of the production company to Newmarket under the loan facility, other than the portion of the loan covered by certain foreign pre-sales, was guaranteed by the Company.

     There is no assurance that "THE LEGEND OF PINOCCHIO," which represents the Company's biggest budget theatrical motion picture to date, will be completed, or if completed, will be successful. The Company has obtained completion bond insurance to guaranty that the film will be completed and delivered to the technical specifications of Savoy and international sub-distributors. The Company's ability to complete this project is materially dependent upon among other things, funding by Savoy (against domestic distribution rights) and by Newmarket (against the Company's foreign pre-sales and remaining foreign rights).

     In May and June 1995 the Company, in its role as world wide distributor, agreed to guaranty a proportion of two production loans to third parties from Newmarket which finance the budgets for the feature films "THE NESTING" and "THE GRAVE" aka "THE SECRET." The loans of $1,005,000 and $2,100,000 each bear interest at an annual rate of either Prime (8.75% as of August 1, 1995) plus 1% or LIBOR + 3% payable monthly or on the maturity date of the LIBOR contract. The loans are secured solely by the rights, title and assets of the production companies related to those films. The loans mature in February 1996 and March 1996, respectively, at which time the Company acquires clear ownership of the completed films. The Company's corporate guaranty is reducible by substitution of contracts receivable from sub-distributors purchasing rights to these films in certain media and territories. At August 1, 1995, the outstanding balance on the corporate guaranty for "THE NESTING" was $345,000 and for "THE GRAVE" aka "THE SECRET" was $740,000.

     In August 1995 the Company, in its role as world wide distributor, agreed to guaranty a proportion of two other production loans to third party film producers provided by Newmarket and Banque Paribas, Los Angeles Agency ("Paribas") which finance the majority of the budgets for the films "WHOLE WIDE WORLD" and "FREEWAY". The $1,550,000 loan from Newmarket for "WHOLE WIDE WORLD" bears interest at either Prime (8.75% as of August 1, 1995) plus 1% or LIBOR + 3% until the maturity date of March 31, 1996. The Company's corporate guaranty is reducible by the substitution of acceptable contracts receivable. As of August 10, 1995 the outstanding guaranty for "WHOLE WIDE WORLD" was $500,000. The Paribas loan for $1,983,333 for "FREEWAY" bears interest at Reference Rate (8.75% as of August 1, 1995) plus 1/2% or LIBOR + 2% until the maturity date of September 15, 1996. In this case, the Company's corporate guaranty is not reducible during the life of the loan, and the amount of the difference between the cash collected and $961,667 is collectable at the maturity date.

     Management believes that the Company's existing working capital together with anticipated cash from operations, borrowings under its line of credit (subject to and as proposed by the Company to be extended and increased) and transactional production loans, together with and subject to obtaining pre-sales and/or production financing for its production and distribution activities as necessary, will provide adequate sources of funding to satisfy anticipated working capital requirements for at least the next twelve months. However, as described above, there is no assurance that the Company will obtain an extension or increase of its line of credit or alternate financing. Additionally, the Company may also consider acquisition possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

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

                                    PART II.
                                OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 17, 1995, the annual meeting of the stockholders of the Company was held. Stockholders present in person or by proxy representing 30,251,323 shares voted as follows:


     (i)  elect as directors each of
          Peter Locke:            30,003,928 For   33,580 Against     144,065 Abstain
          Donald Kushner:         30,003,928 For   33,580 Against     144,065 Abstain
          S. James Coppersmith:   29,994,928 For   37,880 Against     148,765 Abstain
          Stuart Hersch:          30,008,729 For   28,580 Against     144,265 Abstain
          Milton Okun:            30,009,828 For   24,980 Against     146,765 Abstain
          Joe Pagano:             29,993,028 For   39,780 Against     148,765 Abstain

     (ii) appoint KPMG Peat Marwick L.L.P. as the Company's independent accountants

                                  30,010,283 For  114,780 Against      22,310 Abstain


ITEM 5.   OTHER INFORMATION

          The Company received a letter dated July 18, 1995 pursuant to which Joseph Pagano resigned from the Board of Directors. Mr. Pagano advised the Company that he was resigning to avoid a conflict, or potential conflict of interest, with his other investment activities.


ITEM 6.   EXHIBITS AND REPORTS ON 8-K

          (a) Exhibits: Exhibits filed as part of this report are listed in the Exhibit Index, which follows the signature pages hereto.

          (b)    Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE KUSHNER-LOCKE COMPANY
                                        -------------------------
                                        (Registrant)






Dated:         August  14, 1995         /s/Peter Locke
               ----------------         -------------------------------
                                        Peter Locke
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer and
                                        President




Dated:         August 14, 1995          /s/Donald Kushner
               ---------------          -------------------------------
                                        Donald Kushner
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer and
                                        Secretary



Dated:         August 14, 1995          /s/Lenore Nelson
               ---------------          ----------------
                                        Lenore Nelson
                                        Chief Financial Officer,
                                        Executive Vice President and
                                        Assistant Secretary

                                    PART II
                                 EXHIBIT INDEX

ITEM 6 (A).  EXHIBIT INDEX

     10.1 Guarantees, dated July 7, 1995, by and between The Kushner-Locke Company and Newmarket Capital Group, L.P. for loan and interest of Allied Pinocchio Productions, LTD. ("THE LEGEND OF PINOCCHIO" )

     10.2 Guarantees, dated May 24, 1995, by and between The Kushner-Locke Company and Newmarket Capital Group, L.P for loan and interest of Dayton Way Pictures II, Inc. ("THE NESTING" ).

     10.3 Guarantees, dated June 12, 1995 by and between The Kushner-Locke Company and Newmarket Capital Group L.P. for loan and interest of Dayton Way Pictures, Inc. ("THE GRAVE" aka "THE SECRET" ).