Form 10-K
period 1995-09-30
KUSHNER LOCKE CO
filed 1996-01-16
CIK 842009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995         COMMISSION FILE NO. 0-17295

                           THE KUSHNER-LOCKE COMPANY
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                95-4079057
      (State or other          (I.R.S. Employer
      jurisdiction of           Identification
     incorporation or               Number)
       organization)

        11601 WILSHIRE BLVD., 21ST FLOOR, LOS ANGELES, CALIFORNIA 90025
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 445-1111

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, without par value
           10% Convertible Subordinated Debentures, Series A due 2000
         13 3/4% Convertible Subordinated Debentures, Series B due 2000
                         Common Stock Purchase Warrants

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_        No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The  aggregate market value  based on the closing  price of the Registrant's
Common  Stock  held  by  nonaffiliates  of  the  Registrant  was   approximately
$21,194,000 as of December 29, 1995.

    There were 35,679,607 shares of outstanding Common Stock of the Registrant as of December 29, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (September 30, 1995) are incorporated by reference in Part III Items 10, 11, 12 and 13 of this Form 10-K.

Total number of pages 50    Exhibit Index begins on page F-22

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

1. BUSINESS

GENERAL

    The Kushner-Locke Company (the "Company") is a leading independent entertainment company principally engaged in the development, production and distribution of theatrical feature films, direct-to-video films and television programming. In April 1993, the Company established a feature film division to develop and produce feature films, primarily low- and medium-budget films for direct release to home video and cable television services. In August 1994, the Company's new feature film division produced ANDRE, a family picture budgeted at approximately $9,500,000, which was released theatrically and on home video in the U.S. through Paramount Pictures and distributed internationally through Turner Pictures. In September 1994, the Company established an international theatrical distribution operation for its own and acquired feature films. The Company has also recently entered into various joint ventures or partnerships with third parties to exploit ancillary markets in the areas of interactive computer games and CD-ROM formatted product, infomercials, music publishing and distribution of product to domestic cable services. As of December 22, 1995, the Company had four movies-for-television, one mini-series, four low-budget films and one higher-budget theatrical film in various stages of production.

    The Company's feature film activities can be grouped into three areas: higher-budget films intended for wide-screen domestic theatrical release (historically, no more than one project per year), low-to-moderate budget films released direct-to-video or on cable television (often consisting of a series of related features or specialty films) and films acquired for distribution only. In certain cases, the Company's low-to-moderate budget films may have a limited theatrical release or a cable premiere before being released in home video. During fiscal 1995, the Company had one film on wide-screen domestic release initially released at the end of fiscal 1994 (ANDRE) and eleven films released direct-to-video, including two fantasy adventure films under the banner of JOSH
KIRBY: TIME WARRIOR distributed by Paramount Pictures. For 1996, in the higher-budget film category, the Company's feature film THE LEGEND OF PINOCCHIO, starring Martin Landau and Jonathan Taylor Thomas, budgeted at approximately $28.5 million, is scheduled to be released theatrically in the U.S. in the summer of 1996 by New Line Pictures (a division of Turner Entertainment), with the Company retaining foreign distribution rights. The Company's lower budget feature slate for 1996 includes more than 20 films, including five children's fantasy adventure films under the Moonbeam label for Paramount Pictures, two animated feature film sequels to the Company's 1988 video release THE BRAVE LITTLE TOASTER for a division of The Walt Disney Company, SERPENT'S LAIR starring Jeff Fahey for WarnerVision, THE GRAVE starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, FREEWAY executive produced by Oliver Stone and starring Reese Witherspoon, Kiefer Sutherland and Brooke Shields and WHOLE WIDE WORLD starring Vincent D'Onofrio. The Company's distribution activities will consist primarily of foreign distribution of product produced, overseen or acquired by the Company and, through a joint venture, domestic distribution of 45 low-budget feature films to the pay-per-view, pay cable, basic cable and other ancillary markets.

    Since its inception in 1983, the Company has produced or distributed over 1,000 hours of original television programming, including various television series, movies-for-television and mini-series. For the 1995-1996 television season, the Company delivered television programming including three movies-of-the-week, with two such movies-of-the-week for CBS titled LADY KILLER starring Judith Light and Jack Warner and DANGEROUS INTENTIONS starring Donna Mills and Corbin Bernsen, and one movie-of-the-week for NBC titled JACK REED: A KILLER AMONGST US starring Brian Dennehy, as well as a four-hour mini-series for ABC titled INNOCENT VICTIMS starring Hal Holbrook and Rick Schroder. The Company also has an additional 10 movies-for-television and various television series in various stages of development for potential production. The Company's programming for the 1994-1995 television season included two movies-of-the-week for CBS titled GETTING GOTTI starring Lorraine Bracco and Anthony Denison and TO SAVE THE CHILDREN starring Richard Thomas and Robert Urich, a movie-of-the-week for NBC titled JACK REED: A SEARCH FOR JUSTICE, starring Brian Dennehy, a half-hour children's educational series titled PIGASSO'S PLACE and a presentation pilot for Fox titled BAD DATE DIARIES.

    The Company's operating revenues were $20,407,000 for the year ended September 30, 1995 and $50,736,000 for the year ended September 30, 1994, a decrease of 60%, reflecting in part the Company's significant investment in feature film projects to be completed or released after the fiscal year end. In its production activities, the Company generally seeks to finance all or a substantial portion of its costs through domestic and international pre-sales, output arrangements or joint venture or distribution agreements with third parties, while retaining the benefit of ownership rights or profit participations in each film or television program. However, as the Company has shifted a significant portion of its product mix from its traditional base of network-television programming, the Company has become subject to the increased risks of feature film activities, including the longer lead times for completion of new product and receipt of related cash flow from exploitation of such product.

    The Company's executive offices are located at 11601 Wilshire Boulevard, Suite 2100, Los Angeles, California 90025, and its telephone number is (310) 445-1111.

TELEVISION INDUSTRY OVERVIEW

    The United States television market is the largest in the world, consisting of the principal broadcast networks and their affiliates, independent television stations and cable television networks. Expanding television broadcast, cable and satellite delivery systems offer further opportunities for the exploitation of television programming.

    DOMESTIC MARKET. The U.S. market for television programming primarily is composed of four submarkets: the broadcast television networks (ABC, CBS, NBC and Fox and emerging networks consisting of UPN and WBN), pay cable services (such as HBO, The Disney Channel and Showtime/The Movie Channel, Inc.), basic cable services (such as USA Network, the Arts & Entertainment Network, Lifetime, The Family Channel and Turner Broadcasting System) and syndicators of first-run programming (such as MCA, King World Productions and Multimedia, Inc.). The U.S. television market currently is dominated by the three major networks, each of which has approximately 200 affiliated stations and the Fox network, which has approximately 125 affiliated stations. The affiliates broadcast network-supplied programming and national commercials in return for payments by the major networks. This relationship results in the networks being able to reach virtually all of the significant television markets in the U.S. There are also a significant number of independent commercial television stations in the U.S. These stations offer an alternative to network distribution through syndication. The network schedule provides affiliates with only a portion of their daily program schedule, and the balance of the time is filled with programs acquired through television syndication companies or produced locally by the station. Cable services generally are classified as being in one of three categories: superstations (e.g., Turner Broadcasting System), pay cable services (e.g., HBO) and basic cable networks (advertiser-supported, e.g., The Family Channel). The most successful cable networks reach more than 60% of the U.S. television households. Recently developed digital compression technology combined with fiber optics or small-sized satellite dishes may permit cable companies, telephone companies or direct broadcast satellite systems to expand the domestic television market up to 500 or more channels.

    INTERNATIONAL  MARKETS.   The number  of outlets  for television programming
outside the U.S. has been increasing with the worldwide proliferation of broadcast, cable and satellite delivery systems. Over the last ten years, European governments have privatized television systems in several countries, including Germany, Italy, France and Spain. The Company believes privatized systems are more likely to broadcast American programming than government-owned networks. In addition, both the number of pay and satellite television systems in Europe and the number of subscribers to these systems have increased. Pay television and satellite distribution systems also are developing in other geographic areas, including many Asian countries. In international markets, suppliers of programming may be subject to local content and quota requirements which prohibit or limit the amount of American programming in particular markets. See "Business -- Government Regulations."

    TELEVISION PROGRAMMING. Each of the three major television networks currently broadcasts approximately 22 hours of prime-time programming and approximately 30 hours of daytime programming each week. Prime-time programming generally consists of half-hour series (often situation comedies), reality shows, hour-length series, movies-for-television (films of two hours or less) and mini-series (dramatic epics of three hours or more). The increased channel capacity and large base of cable subscribers that have developed during the 1980s and 1990s have made possible the development of a number of pay cable and basic cable networks which have become important purchasers of both original and rerun television programming, including movies-for-television, mini-series and series. Suppliers of television programming include the production divisions or affiliated companies of the major networks, major film studios, station owners and independent producers, such as the Company.

COMPANY TELEVISION STRATEGY

    The Company was founded in 1983 to engage in the business of developing and producing, on a cost-effective basis, quality television programming with broad appeal. The Company's television business has evolved from the production of programs owned by third parties and typically airing on local television stations in the first-run syndication market, such as the long-running daytime series DIVORCE COURT, to the development, production and ownership of series, movies-for-television and mini-series for major domestic and international television networks and the expanding pay and basic cable markets. In August 1991, the Company implemented a key element of its business strategy by establishing an international distribution operation for its own and acquired television programming. The Company believes that through the control of the distribution of its own programming this operation has increased its ability to cover the cost of new programs and to retain the fees and profit potential previously realized by third parties.

    The Company's television strategy is principally focused on increasing the amount of programming it provides to the major U.S. networks, primarily one-hour series, movies-of-the week and mini-series, in part because the Company believes network exhibition enhances a television program's potential value (both in international markets and potential rerun syndication). In order to increase the likelihood of developing programs that will be licensed by the networks, the Company has made significant investments in expanding its roster of network approved writers, producers and actors and acquiring literary materials and rights. As of December 22, 1995, the Company had 10 movies-for-television and various television series in different stages of development for potential production which were being funded at least in part by the networks or other third parties.

    The Company believes that the worldwide proliferation of television delivery systems has expanded the potential purchasers of television programming beyond the major U.S. networks and other traditional purchasers of television programming. As part of its strategy, the Company actively seeks to supply programming to these non-traditional purchasers. The Company has sold original programming developed for pay cable (The Disney Channel and HBO) and for basic cable (The Family Channel and the Arts & Entertainment Network).

    To position itself for the perceived growth in this market, the Company is actively acquiring various forms of U.S. cable, video-on-demand and satellite rights from third party producers for time periods ranging from seven years to perpetuity through its joint venture KLC/New City. The customary order for release is a period of approximately six months of pay-per-view followed by 18 months of pay cable and 24 to 48 months of basic cable, which completes a cycle.

    In connection with its programming activities, the Company utilizes licensing and co-production arrangements to fund the costs of production, and generally retains additional licensing rights and, in the case of series, rerun syndication rights which offer future upside profit potential. The Company generally does not commence principal photography without first obtaining license or other revenue commitments or production financing which equal all or a substantial portion of the budgeted production costs. By obtaining license fees and other pre-committed revenues through the efforts of its international television distribution division to cover a substantial portion or all of its budgeted production costs, the Company believes that it reduces many of the financial risks associated with an individual production.

PROGRAM FINANCING

    DEVELOPMENT COSTS. The Company generally finances project development costs without third-party participation until the script commitment stage. Because of the substantial likelihood that the significant costs in producing scripts and pilots will not be recovered, the Company generally attempts to limit its financial investment by obtaining financial commitments from networks or other third parties to cover all or a substantial portion of these costs. See "Business -- Television Projects in Development."

    PROGRAM LICENSING. Generally, the Company will license to a network the right to broadcast a program for a period ending the earlier of the second broadcast of the program or four years from delivery in exchange for a license fee equal to 70% to 90% of the program's budgeted production cost (any remaining amount is referred to as the "production deficit"). The Company generally retains all other rights to the program and will usually license certain rights to international broadcasters, enabling the Company to recoup all, or a portion, of the production deficit. A production order sets forth the principal terms for a license of the Company's product to a network and specifies the license fee to be paid and the conditions to be met for payment. Production orders typically are contingent on the producer's obtaining certain approvals from the network, such as script, principal cast and director, prior to commencement of principal photography. The Company usually receives its license fee in installments, e.g., one-third on or prior to commencement of principal photography, one-third upon completion of principal photography and one-third upon delivery of the completed program. International distribution typically involves licensing the rights to exhibit programming in international territories to broadcasters within those territories for a fixed license fee usually payable after the program has been completed. Due to timing differences between the Company's receipt of license fees and its payment of production costs, the Company generally is required to fund at least a portion of its production costs from working capital or financing of the contracts receivable, even if the original license fees equal or exceed budgeted production costs.

    In the case of first-run syndication programs, the license agreements with the first-run syndicator generally provide that the Company is entitled to a fixed license fee and a percentage of revenues from distribution after the syndicator recoups the fixed license fee it pays the Company and deducts its distribution fees and costs. The Company's operating revenues from first-run syndication have not been material in the past three fiscal years.

    An alternate first-run syndication revenue source is called "barter" sales. A television station, in lieu of, or in combination with, licensing fees may grant to the Company's distributor the right to sell advertising spots during the exhibition of the Company's television program. For a program to be barterable, exhibition of the program on stations reaching at least 70% of the U.S. television households and in most of the top ten major metropolitan areas typically is required. The amount of the fee paid by the advertiser is conditioned upon the program achieving certain agreed upon ratings. If the specified rating is not achieved, the distributor is required to "make good" by giving the advertiser additional advertising time or cash payment, and the Company's share of barter revenues decreases. Bartering arrangements were used for PIGASSO'S PLACE during the September 1994 season and were used in the domestic rerun distribution of the first 26 episodes of SWEATING BULLETS and of certain episodes of 1ST AND TEN. See "Rerun Syndication."

    While the Company seeks to cover most or all of its production costs with license fees and other pre-committed revenues, it may finance some of the production costs on its own and rely on subsequent licensing in international or other ancillary markets to recoup the remaining production costs. In many cases, additional profit potential from a television program initially shown on a network or cable service is sought from subsequent reruns of the program on local television stations, international delivery systems and cable services after exhibition on a major network or cable service. In any event, any production is subject to the risk of cost overruns, and there is no assurance that the Company will be able to recover any investment it undertakes in a deficit-financed project.

    INTERNATIONAL CO-PRODUCTIONS. An international co-production is a joint venture or partnership between entities in two or more countries which in certain cases may take advantage of tax or nationality benefits in one or more of the countries. In a typical co-production arrangement, the Company transfers all or part of its copyright ownership in the project to third parties (the co-production entities), which generally provide a portion of the production financing and other services. Typically, the co-production partners grant distribution rights to the Company. The revenues received by the Company from its distribution of the project are allocated to the various parties for recoupment of production funding, production fees, talent participations, distribution fees and expenses. Any remaining receipts are distributed to the various parties in accordance with their agreed-upon profit participation.

    The Company has utilized co-productions with international producers in certain cases in order to take advantage of alternative sources of financing for its productions, to utilize international tax benefits, to pass foreign quota restrictions and to benefit from lower production costs in certain foreign countries. The Company's principal co-production activities in the last fiscal year have been in connection with the production of the television movies DANGEROUS INTENTIONS, LADY KILLER and JACK REED IV. The production of these episodes was funded from the license fees from the networks, tax benefits in Canada, presales to certain international broadcasters which have an output arrangement with the Company and from other sales of distribution rights.

    PRODUCER-FOR-HIRE. In addition to developing and producing programs that it owns, the Company may be hired as a producer-for-hire in connection with a creative concept or literary property owned by another person. There are at least two types of producer-for-hire arrangements. Under the first type of arrangement, the Company receives a set package fee and agrees to deliver the completed program for that fee. The Company's profit is the excess of the package fee over its production costs. If production costs exceed the package fee, the Company bears the deficit. Under the second type of producer-for-hire arrangement, the Company furnishes personnel as a producer, receives a fixed fee per episode and the production costs of the program are reimbursed directly by the distributor. The Company's production of 860 episodes of DIVORCE COURT from 1984 to 1988 was on a producer-for-hire basis. The Company's current strategy generally is rather to obtain ownership and control of distribution of its television programming.

    RERUN SYNDICATION. Domestic rerun syndication typically involves the exhibition of programming on local television stations and cable services after exhibition on a major network. Since production costs for network series may exceed network license fees and other pre-committed revenues, some television production companies may depend on successful syndication of their programming for profitable operations. Generally, to be successful in rerun syndication, a television series must have at least 66 episodes (the equivalent of three full television seasons). In the past, the Company has licensed rerun syndication distribution rights to 1ST AND TEN to HBO in consideration of certain advances. HBO entered into an agreement with Western International Syndication ("WIS") pursuant to which WIS has certain exclusive rights (including rerun syndication) to distribute 1ST AND TEN for a ten-year period. The Company also licensed rerun syndication of the first 26 episodes of SWEATING BULLETS for a one-year period to Multimedia, Inc.

TELEVISION PRODUCTION ACTIVITIES

    As a producer of television programming, the Company first develops or acquires literary properties either internally or from third parties. The Company may undertake expenditures to refine the concept of an acquired property and then attempts to interest one of the networks or another buyer in the project. If the buyer is interested in a concept presented to it, the buyer will usually order a script from the Company. Once the script has been delivered, the buyer may order production of a single pilot episode or a limited number of episodes, in the case of a series, or the entire production, in the case of a movie-for-television or mini-series.

    Once production is ordered, the Company and the buyer negotiate a financing arrangement. The Company then undertakes pre-production activities in which a budget is prepared, the screenplay is polished or rewritten, creative personnel (including director and actors), a line producer and technical personnel are engaged, filming is scheduled, locations are arranged and other steps are taken to prepare the project for principal photography. By this point, the Company generally has negotiated license fees and obtained other commitments to cover a substantial portion of the budgeted production costs. Principal photography is then completed, followed by post-production, in which the film is edited, synchronized with music and dialogue and any special effects are added. In the case of a series, if episodes are ordered and the ratings are sufficiently strong, additional episodes may be ordered for the entire season and then for additional seasons. The production of episodes for subsequent seasons is usually dependent upon the ratings for the prior season.

    In undertaking production of its programming, the Company hires writers, directors, cast and crew members on a project-by-project basis. The terms of employment and compensation are negotiated in light of an individual's previous experience, the prevailing market conditions and, where applicable, collective bargaining agreements. The Company also obtains locations, sets and post-production personnel and facilities on an as-needed basis by paying prevailing rates. The Company believes that production and post-production personnel and facilities are in ample supply at competitive rates.

    The production of animated programming is a labor intensive process that commences with artistic sketches of the various characters and the story line. Storyboards, models, songs and voice elements are then sent to various production companies, typically in Asia, where drawings of the animation frames are prepared. The frames are painted and then sequentially photographed to create film. The film is then usually sent back to the United States, where final editing of footage and mixing of sound effects, dialogue and music is completed, although on occasion final editing and mixing may be completed in Asia.

    The following table summarizes the Company's television programming which is in pre-production or scheduled to air after December 22, 1995, the type of program, the number of episodes produced or to be ordered, and the medium where such programming would be initially exhibited:

                      TITLE                          TYPE OF PROGRAM   FIRST EXHIBITION
--------------------------------------------------  -----------------  ----------------
INNOCENT VICTIMS                                          Mini-Series         ABC
JACK REED: V                                        Movie-of-the-week         NBC
EVERY WOMAN'S DREAM                                 Movie-of-the-week         CBS
NO EASY ANSWERS                                     Movie-of-the-week         CBS
PRINCESS DI                                         Movie-of-the-week         CBS

TELEVISION PROJECTS IN DEVELOPMENT

    The Company's results of operations largely depend on its having adequate access to program concepts, ideas and scripts that are capable of being acquired, produced and successfully marketed. Such access is dependent upon numerous factors, including the reputation and credibility of the Company in the creative community, the relationships the Company has in the entertainment industry and the Company's financial and other resources. In order to provide a supply of ideas and projects, the Company from time to time enters into agreements with producers and writers for the purpose of developing or acquiring new programming. Since 1991, the Company has expanded its development and production capabilities by hiring three producers and four writers with substantial experience in producing movies-of-the-week and episodic series for the major networks and feature films for the studios. While the Company may finance the early development of its projects, the Company typically does not proceed with the preparation of a script or the production of a pilot, which involves a more significant financial commitment, unless a network or other buyer has agreed to fund all or a substantial portion of the costs associated therewith.

    The following table sets forth, as of December 22, 1995, potential television movies in various stages of development identified below:

             WORKING TITLE                       NETWORK            FORM OF PROGRAM
----------------------------------------  ---------------------  ---------------------
DON'T COUNT ME OUT                        CBS                        Movie-of-the-week
IN HER SISTER'S NAME                      CBS                        Movie-of-the-week
FAMILY IN FEAR                            NBC                        Movie-of-the-week
SECRET LIFE OF ANNIE D.                   LIFETIME                   Movie-of-the-week
IS THERE NO PLACE ON EARTH FOR ME?        USA Network                Movie-of-the-week
JACK REED VI                              NBC                        Movie-of-the-week
COME HERE                                 CBS                        Movie-of-the-week
CHILDREN                                  NBC                        Movie-of-the-week
THE LIFE SHE LEFT BEHIND                  ABC                        Movie-of-the-week
UNLAWFUL SEDUCTION                        ABC                        Movie-of-the-week

    The following table sets forth potential television series that are also in various stages of development by the Company as of December 22, 1995:

                PROJECT                   NETWORK                  STATUS
----------------------------------------  -------   -------------------------------------
THE GUN                                    ABC      Script commitment
WADE RIVERS                                CBS      Script commitment
ROAD DOCS                                  ABC      Script commitment
PURGATORY                                  ABC      First draft of script
BLACK BAG JOBS                             NBC      Script commitment
GARGOYLES                                  ABC      First draft of script
INFINITY PLUS                              UPN      First draft of script
WAITERS AND ARTISTS                        FOX      First draft of script

    Although the Company has numerous projects in development, as is typical in the industry, only a relatively small number of such projects are ultimately produced (with the likelihood of production being more remote in the case of television series), and it is rare for any projects in development to have production commitments until late in the development process. There is no assurance that the Company's efforts in developing or acquiring potential new programs, including any of the projects in development described above, will lead to production commitments or that any programs that are ultimately produced will be successful.

COMPANY DISTRIBUTION ACTIVITIES

    DOMESTIC DISTRIBUTION. The Company's original programming generally has been initially licensed to a network or cable broadcaster for a period expiring on the earlier of two network broadcasts or a license period of up to four years from delivery. Following the expiration of the license, the rights typically revert to the Company's library and become available for additional licensing. Further revenues may be sought from subsequent licensing in the domestic market in other media, including syndication, cable and home video.

    INTERNATIONAL DISTRIBUTION. In August 1991, the Company added experienced personnel and commenced the distribution of its own television programming and, to a lesser extent, acquired television programs in international markets. Prior to such time the Company generally utilized third parties to arrange for the distribution of its television programming in international markets. Programming is distributed primarily to local international broadcasters and, where appropriate, for the home video market, pay television and cable services. The establishment of the Company's international television distribution operation has increased its ability to cover the costs of new programs and to retain the fees and profit potential previously realized by outside distributors through the control of the distribution of its own television programming. The Company also believes the establishment of its international television distribution operation will enable it to increase its activity as a distributor of programs produced by others. In December 1994, the Company expanded its activities in international distribution by hiring personnel from August Entertainment, Inc., who are experienced in feature film sales. This combined division now gives the Company control over all of its product line and removes the need for costly sales agents or middlemen.

    The Company's strategy has been to remove more of its business risks in international territories by locking in its business relationships with strong sub-distributors. The Company has recently entered into output arrangements in certain foreign territories with broadcasters and distributors who have agreed to license distribution rights in such territories for the Company's product for the next three to five years at a fixed price for specified types of film or television product.

COMPANY FEATURE FILM PRODUCTION
    The Company's feature film division was established in April 1993 to develop and produce low and medium budget films. The Company anticipates that its low-budget films primarily will be targeted for direct distribution to home video and cable television markets and that its medium-budget films may be targeted for theatrical release. The Company generally retains distribution rights outside of the U.S. with respect to such films. The Company's films primarily will be distributed by third parties in the U.S. market, but, in certain circumstances, the Company may undertake limited U.S. distribution or co-distribution activities for films it produces or acquires.

    The Company's feature film strategy is to develop and produce feature films when the production budgets for the films are expected to be substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. To further limit the Company's financing risk or to obtain production loans, the Company expects to purchase completion bonds when necessary to guaranty the completion of production.

    In fiscal 1995, the Company's new feature film division delivered eleven films for the home video market. For WarnerVision it delivered the horror movie WES CRAVEN PRESENTS: MINDRIPPER, the supernatural thriller LAST GASP and the detective story LADY-IN-WAITING. The Company also delivered to Paramount Pictures two out of six fantasy adventure films entitled THE HUMAN PETS, PLANET OF THE DINO KNIGHTS, TRAPPED IN TOYWORLD, JOURNEY TO THE MAGIC CAVERN, EGGS FROM 70 MILLION B.C. AND LOST WORLD OF THE GIANTS (the TIME WARRIOR series). In addition, the Company acquired six more adult thriller films that it sold to other home video distributors including SPIRIT OF THE NIGHT, LURID TALES OF THE CASTLE QUEEN, PETTICOAT PLANET, ALIEN ABDUCTION, DREAM MASTER and CYBERELLA.

    For 1996, the Company is currently producing, in a co-venture with Keswick Films, Inc., THE BRAVE LITTLE TOASTER GOES TO MARS and THE BRAVE LITTLE TOASTER GOES TO SCHOOL, two sequels to its successful animated film THE BRAVE LITTLE TOASTER (for Buena Vista Home Video). The Company will be distributing the live action feature THE LEGEND OF PINOCCHIO, the $28,500,000 production which is scheduled for domestic release by New Line Pictures in the summer of 1996, and four other feature films entitled FREEWAY, THE GRAVE, WHOLE WIDE WORLD, and SERPENT'S LAIR. The Company's low budget feature slate for 1996 includes more than 20 films, including the projects described above. There is no assurance that any project in development will lead to production commitments or that any feature films which are produced or distributed will be commercially successful.

LIBRARY

    Since its inception in 1983, the Company has produced for itself and others or acquired more than 1000 hours of television programming. In addition, as a producer for hire, the Company produced 860 episodes of DIVORCE COURT, 65 episodes of the NIGHT GAMES game show, 34 episodes of the children's game show THE KRYPTON FACTOR, the animated feature film POUND PUPPIES: THE LEGEND OF BIG PAW, and the FAMILY DOG episode of Steven Spielberg's AMAZING STORIES.

    The Company's current library includes a variety of movies-for-television, television series, game shows and talk shows, as well as feature films, produced or acquired by the Company since its inception. The following table sets forth, as of December 22, 1995, certain programming in which the Company has ownership rights, distribution rights or the right to share in future profit participations:

                                                                                           NUMBER
            TITLE                                 TYPE OF PROGRAM                     PRODUCED/ORDERED   FIRST EXHIBITION
------------------------------  ----------------------------------------------------  ----------------   ----------------
ANIMALYMPICS                    Animated feature film                                         1          NBC
THE BRAVE LITTLE TOASTER        Animated feature film                                         1          Disney Channel
MAPLETOWN                       Animated series                                              39          Syndication
PIGASSO'S PLACE                 Animated/live-action series                                  13          Syndication
                                Saturday morning
                                animated series
TEEN WOLF                                                                                    21          CBS
GLORY YEARS                     Cable mini-series                                             6          HBO
1ST AND TEN                     Cable series                                                 80          HBO
ANDRE                           Feature film                                                  1          Theatrical
ALIEN ABDUCTION                 Feature film                                                  1          Home Video
CYBERELLA                       Feature film                                                  1          Home Video
DEADLY EXPOSURE                 Feature film                                                  1          Home Video
DREAM MASTER                    Feature film                                                  1          Home Video
EGGS FROM 70 MILLION B.C.       Feature film                                                  1          Home Video

                                                                                           NUMBER
                      TITLE                                 TYPE OF PROGRAM           PRODUCED/ORDERED   FIRST EXHIBITION
--------------------------------------------------  --------------------------------  ----------------   ----------------
THE HUMAN PETS                                      Feature film                              1          Home Video
JOURNEY TO THE MAGIC CAVERN                         Feature film                              1          Home Video
LADY-IN-WAITING                                     Feature film                              1          Home Video
THE LAST GASP                                       Feature film                              1          Home Video
LOST WORLD OF THE GIANTS                            Feature film                              1          Home Video
OBLIVION                                            Feature film                              1          Home Video
PLANET OF THE DINO KNIGHTS                          Feature film                              1          Home Video
SENSATION                                           Feature film                              1          HBO
TRAPPED IN TOYWORLD                                 Feature film                              1          Home Video
WES CRAVEN PRESENTS: MINDRIPPER                     Feature film                              1          Home Video
ANGEL OF PASSION                                    Feature film                              1          Cable/Home Video
BANISHED BEHIND BARS                                Feature film                              1          Cable/Home Video
BARE EXPOSURE                                       Feature film                              1          Cable/Home Video
BIKINI DRIVE IN                                     Feature film                              1          Cable/Home Video
BLONDE HEAVEN                                       Feature film                              1          Cable/Home Video
CAGED HEARTS                                        Feature film                              1          Cable/Home Video
CALL GIRL                                           Feature film                              1          Cable/Home Video
CAVE GIRL ISLAND                                    Feature film                              1          Cable/Home Video
DONOR, THE                                          Feature film                              1          Cable/Home Video
ELKE'S EROTIC DREAM                                 Feature film                              1          Cable/Home Video
FORBIDDEN GAMES                                     Feature film                              1          Cable/Home Video
HARD BOUNTY                                         Feature film                              1          Cable/Home Video
ILLICIT DREAMS II                                   Feature film                              1          Cable/Home Video
IMPROPER CONDUCT                                    Feature film                              1          Cable/Home Video
INNOCENCE BETRAYED                                  Feature film                              1          Cable/Home Video
INTERNATIONAL BEACH                                 Feature film                              1          Cable/Home Video
IRRESISTIBLE IMPULSE                                Feature film                              1          Cable/Home Video
JACKO                                               Feature film                              1          Cable/Home Video
JUNGLE LAW                                          Feature film                              1          Cable/Home Video
LAP DANCER                                          Feature film                              1          Cable/Home Video
LOVE ME TWICE                                       Feature film                              1          Cable/Home Video
LOVER'S CONCERTO                                    Feature film                              1          Cable/Home Video
LURID TALES                                         Feature film                              1          Cable/Home Video
MASSEUSE, THE                                       Feature film                              1          Cable/Home Video
MIAMI MODELS                                        Feature film                              1          Cable/Home Video
MIDNIGHT CONFESSIONS                                Feature film                              1          Cable/Home Video
MIDNIGHT TEASE II                                   Feature film                              1          Cable/Home Video
MIDNIGHT TEMPTATIONS                                Feature film                              1          Cable/Home Video
PETTICOAT PLANET                                    Feature film                              1          Cable/Home Video
PLEASURE IN PARADISE                                Feature film                              1          Cable/Home Video
POWDER BURN                                         Feature film                              1          Cable/Home Video
PRELUDE TO LOVE                                     Feature film                              1          Cable/Home Video
PRIVATE OBSESSION                                   Feature film                              1          Cable/Home Video
SECOND SIGHT                                        Feature film                              1          Cable/Home Video
SEDUCTION OF INNOCENCE                              Feature film                              1          Cable/Home Video
SENSUOUS SUMMER                                     Feature film                              1          Cable/Home Video
SIREN'S KISS                                        Feature film                              1          Cable/Home Video
SOFTBODIES, THE MOVIE                               Feature film                              1          Cable/Home Video
SPIRIT OF THE NIGHT                                 Feature film                              1          Cable/Home Video
TARGET OF SEDUCTION                                 Feature film                              1          Cable/Home Video
TOTALLY EXPOSED                                     Feature film                              1          Cable/Home Video

                                                                                           NUMBER
                      TITLE                                 TYPE OF PROGRAM           PRODUCED/ORDERED   FIRST EXHIBITION
--------------------------------------------------  --------------------------------  ----------------   ----------------
UNDER LOCK AND KEY                                  Feature film                              1          Cable/Home Video
UNINHIBITED                                         Feature film                              1          Cable/Home Video
VIRTUAL DESIRE                                      Feature film                              1          Cable/Home Video
WAGER OF LOVE                                       Feature film                              1          Cable/Home Video
RELATIVELY SPEAKING                                 Game show                                90          Syndication
CINEMATTRACTIONS                                    Magazine series                          26          Syndication
ALADDIN                                             Musical special                           1          International
FAMILY PICTURES                                     Network mini-series                       1          ABC
JFK: RECKLESS YOUTH                                 Network mini-series                       1          ABC
WORLD WAR II: WHEN LIONS ROARED                     Network mini-series                       1          NBC
CAROLINA SKELETONS                                  Network movie-of-the-week                 1          NBC
CONFESSIONS: TWO FACES OF EVIL                      Network movie-of-the-week                 1          NBC
FATHER AND SON: DANGEROUS RELATIONS                 Network movie-of-the-week                 1          NBC
FIRE IN THE DARK                                    Network movie-of-the-week                 1          CBS
GETTING GOTTI: THE DIANE GIACALONE STORY            Network movie-of-the-week                 1          CBS
GOOD COPS, BAD COPS                                 Network movie-of-the-week                 1          NBC
JACK REED: A KILLER AMONGST US                      Network movie-of-the-week                 1          NBC
KISS SHOT                                           Network movie-of-the-week                 1          CBS
LIBERACE: BEHIND THE MUSIC                          Network movie-of-the-week                 1          CBS
OVERRULED                                           Network movie-of-the-week                 1          NBC
SINS OF THE MOTHER                                  Network movie-of-the-week                 1          CBS
SWEET BIRD OF YOUTH                                 Network movie-of-the-week                 1          NBC
TO SAVE THE CHILDREN                                Network movie-of-the-week                 1          CBS
YOUR MOTHER WEARS COMBAT BOOTS                      Network movie-of-the-week                 1          NBC
HARTS OF THE WEST                                   Network series                           15          CBS
SWEATING BULLETS                                    Network series                           66          CBS
TRIAL WATCH                                         Network series                          117          NBC
THE BARBARA DE ANGELIS SHOW                         Network talk show                        70          CBS
HEROES: MADE IN THE USA                             Reality series                           38          Syndication
BIOGRAPHIES                                         Hour series                               4          A&E
CANDLES IN THE DARK                                 Television movie                          1          Family Channel
CITY BOY                                            Television movie                          1          PBS

    At any given time, a significant portion of the Company's library will be under license in many of the major domestic and international markets. Following the expiration of the licenses, rights generally revert to the Company where the Company is the copyright owner.

JOINT VENTURES TO EXPLOIT ANCILLARY MARKETS

    The   Company  has  expanded   its  business  through   joint  ventures  and
partnerships into areas which exploit the characters and story ideas in its feature films and television programs. These activities provide additional sources of revenues without significant additional associated expenses. The Company is actively marketing the music used in its productions through an arrangement with Cherry Lane Music, Inc., a leading music publisher. Concepts used in films are being developed into CD-ROM computer games under an agreement with IBM. IBM will also be publishing a CD-ROM developed by the Company with Dove Films and Total Media as a reference work on the subject of wine. Using its expertise as a television producer, the Company has two infomercials in production through a partnership known as TVFirst. One infomercial has begun testing and is on the subject of personal relationships. The other is a work in process on the subject of Christian music. Responding to the increased demand for product by the pay-per-view, pay cable and basic cable services, the Company formed a joint venture called KLC/New City to acquire product from third parties for distribution in the cable market. The joint venture has acquired over 45 films for this purpose as of December 22, 1995.

GOVERNMENT REGULATIONS

    In a decision released September 6, 1995, the Federal Communications Commission ("FCC") repealed its financial interest and syndication rules effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, had restricted the ability of the three established, major U.S. television networks (i.e., ABC, CBS and NBC), to own and syndicate television programming. The ultimate impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although there has been an increase in in-house productions of programming for the networks' own use.

    In international markets, the Company's programming may be subject to local content and quota requirements which prohibit or limit the amount of programming produced outside of the local market. Although the Company believes these requirements have not affected the Company's licensing of its programs in international markets to date, such restrictions, or new or different restrictions, could have an adverse impact on the Company's operations in the future should opportunities to obtain foreign content not be available.

2. PROPERTIES

    The Company leases approximately 23,000 square feet of office space on the 20th and 21st floors at 11601 Wilshire Boulevard, Los Angeles, California under a lease agreement through March 31, 2000. The annual rent under the lease is approximately $527,500. The Company's film service subsidiary, Kushner Locke International (U.K.) Limited, leases approximately 560 square feet of office space at 83 Marylebone High Street in London, United Kingdom under a lease agreement through June 24, 2000. The annual rent under such a lease is approximately $12,850 (L8,400).

    The Company rents studio facilities as needed for production, except that certain post-production off-line editing is performed at the Company's executive offices.

3. LEGAL PROCEEDINGS

    On December 26, 1995, Guano Holdings Ltd. ("Guano") filed a complaint against the Company, two of the Company's subsidiaries, an employee of the Company, Savoy Pictures, Inc., and Allied Pinocchio Productions, Ltd. claiming that Guano was entitled to be a partner in the film project entitled THE LEGEND OF PINOCCHIO and that it is seeking approximately $5,000,000 as damages. While this proceeding is in the preliminary stages and there can be no assurance that the Company will be successful on the merits of this lawsuit, the Company believes it has good and meritorious defenses to the claims and that this action will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

    The Company is party to certain other legal proceedings and claims arising out of the normal course of business. The Company believes that the ultimate resolution of all of these matters will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market ("NNM") under the symbol "KLOC." Additionally, the stock is listed on the Pacific Stock Exchange under the symbol "KLO." The following table sets forth the range of high and low sale price for the Common Stock, as reported on the NNM, for the periods indicated.

                                                                                   COMMON STOCK
                                                                               --------------------
                                                                                 HIGH        LOW
                                                                               ---------  ---------
FISCAL 1994
  First Quarter (ended December 31, 1993)....................................       1.38       0.84
  Second Quarter (ended March 31, 1994)......................................       1.09       0.75
  Third Quarter (ended June 30, 1994)........................................       1.53       0.72
  Fourth Quarter (ended September 30, 1994)..................................       1.91       0.88
FISCAL 1995
  First Quarter (ended December 31, 1994)....................................       1.03       0.69
  Second Quarter (ended March 31, 1995)......................................       0.97       0.69
  Third Quarter (ended June 30, 1995)........................................       0.88       0.69
  Fourth Quarter (ended September 30, 1995)..................................       0.81       0.50
FISCAL 1996
  First Quarter (ended December 29, 1995)....................................       0.75       0.47

    On December 29, 1995, the last sale price for the Common Stock as reported on the NNM was $.59 for the Common Stock. At December 29, 1995, there were approximately 728 record holders of the Common Stock.

    The Company has never paid any cash dividends and has no present intention to declare or to pay cash dividends. The payment of dividends also is restricted by covenants in the Company's credit agreement and the indentures or agreements under which the Company's Debentures were issued. It is the present policy of the Company to retain any earnings to finance the growth and development of the Company's business.

6. SELECTED FINANCIAL DATA

    The following table summarizes selected consolidated financial data for the Company and should be read in conjunction with the more detailed consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data for the fiscal years are derived from the consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report with respect to the consolidated balance sheets of the Company as of September 30, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three year period ended September 30, 1995 appears elsewhere in this Annual Report.

CONSOLIDATED STATEMENT OF OPERATIONS

                                                             YEAR ENDED SEPTEMBER 30,
                                               -----------------------------------------------------
                                                 1995       1994       1993       1992       1991
                                               ---------  ---------  ---------  ---------  ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues...........................  $  20,407  $  50,736  $  42,487  $  24,052  $  28,006
Costs relating to operating revenues.........     17.404     54,952     41,497     20,082     22,621
Selling, general and administrative
 expenses....................................      3,838      3,208      2,797      2,441      2,233
                                               ---------  ---------  ---------  ---------  ---------
Earnings (loss) from operations..............       (835)    (7,424)    (1,807)     1,529      3,152
Interest income..............................        300        197         78         54        180
Interest expense.............................     (3,409)    (2,209)    (1,173)    (1,217)    (1,000)
Other income.................................     --         --         --         --              8
                                               ---------  ---------  ---------  ---------  ---------
Earnings (loss) before income taxes and
 cumulative effect of a change in accounting
 principle...................................     (3,944)    (9,436)    (2,902)       366      2,340
Income tax expense (benefit).................         31     (2,277)    (1,076)       122        895
                                               ---------  ---------  ---------  ---------  ---------
Earnings (loss) before cumulative effect of a
 change in accounting principle..............     (3,975)    (7,159)    (1,826)       244      1,445
Cumulative effect of a change in accounting
 for income taxes............................     --           (394)    --         --         --
                                               ---------  ---------  ---------  ---------  ---------
Net earnings (loss)..........................  $  (3,975) $  (6,765) $  (1,826) $     244  $   1,445
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------
Earnings (loss) per common and common
 equivalent share:
Earnings (loss) before cumulative effect of a
 change in accounting for income taxes.......  $    (.13) $    (.24) $    (.06) $     .01  $     .08
Cumulative effect of a change in accounting
 for income taxes............................     --            .01     --         --         --
                                               ---------  ---------  ---------  ---------  ---------
Net earnings (loss)..........................  $    (.13) $    (.23) $    (.06) $     .01  $     .08
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------
Weighted average number of common and common
 equivalent shares outstanding...............     31,713     29,373     28,372     20,958     17,846
                                               ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------

CONSOLIDATED BALANCE SHEET

                                                                   SEPTEMBER 30,
                                               -----------------------------------------------------
                                                 1995       1994       1993       1992       1991
                                               ---------  ---------  ---------  ---------  ---------
Cash and cash equivalents....................  $   4,301 (1) $  15,681 $   6,542 $   2,491 $   2,867
Accounts receivable, net.....................      7,864      6,177      5,360      2,936      2,970
Film costs, net of accumulated
 amortization................................     73,716     30,688     43,031     42,680     33,807
Total assets.................................     88,952     54,254     56,131     49,847     41,364
Notes payable................................     28,398      9,600      8,007      5,582      3,349
Convertible subordinated debentures, net.....     17,745     22,056      4,296      4,942      4,985
Total Liabilities............................     69,745     35,713     32,252     31,674     23,568
Stockholders' equity.........................     19,207     18,541     23,879     18,173     17,796

------------------------

*(1) $1,162 of cash and cash equivalents are restricted deposits that are collateral for certain production loans.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

    The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights of films released in the U.S. by studios, pay cable, basic cable, and videocassette companies; and from the development, production and distribution of television programming for the major U.S. television networks, basic and pay cable television and first-run syndication; as well as from the licensing of all rights to the films and television programs in international territories. While the Company generally finances all or a substantial portion of the budgeted production costs of its programming through domestic and international licensing and other arrangements, the Company typically retains rights in its programming which may be exploited in future periods or in additional territories. In April 1993, the Company established a feature film operation to produce and distribute low and medium budget films for theatrical and/or home video or cable release. The Company produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.

    The Company's revenues and results of operations are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its films and programs (See Note 1 of Notes to Consolidated Financial Statements). Production advances received prior to delivery or completion of a program are treated as deferred revenues and are recorded as either production advances or deferred license fees. Production advances are generally recognized as revenue on the date the program is delivered or available for delivery. Deferred license fees are recognized as revenue on the date of availability and/or delivery of the item of product.

    The Company generally capitalizes all costs incurred to produce a film, including the interest expense funded under production loans. Such costs also include the actual direct costs of production, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular item of product, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result. See "Results of Operations -- Comparison of Fiscal Years Ended September 30, 1995 and 1994."

    Gross profits for any period are a function in part of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Accordingly, year-to-year comparisons of quarterly results may not be meaningful and quarterly operating results during the course of a fiscal year may not be indicative of the results that may be expected for the entire fiscal year. During fiscal 1995 the Company invested over $60 million into film and television programs, of which the majority were not available for delivery or distribution prior to the fiscal year end. As a result of this and other factors, the Company has reported a net loss during each quarter of and for the fiscal year ended September 30, 1995 and film costs, net of accumulated amortization, increased to $73,716,000 at September 30, 1995 from $30,688,000 at September 30, 1994. Film costs in process or development at September 30, 1995 increased to $42,115,000 from $5,177,000 at the prior period ending September 30, 1994. See "Results of Operations -- Comparison of Fiscal Years Ended September 30, 1995 and 1994" below.

    Historically a small number of television programs or feature films have accounted for a significant portion of the Company's revenues in any given fiscal period. Thus, a change in the amount of entertainment product available for delivery from period to period have materially affected a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing diversification of the

Company's product mix during this fiscal year may further affect the Company's quarter to quarter or year to year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources.

RESULTS OF OPERATIONS
  COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND 1994

    The Company's operating revenues for the fiscal year ended September 30, 1995 were $20,407,000, a decrease of $30,329,000, or 60%, from $50,736,000 from the prior fiscal year. This decrease was due primarily to the timing of delivery and/or availability of films and television programs. The Company has shifted its current product mix towards a greater percentage of feature films due to opportunities available to the Company. Feature films generally have a longer lead time than television programs from the time of financial commitment to the recognition of related revenues.

    The Company recognized approximately $4,028,000 of revenues during fiscal 1995 from the delivery and/or availability of the three low budget feature films LADY IN WAITING, THE LAST GASP and WES CRAVEN PRESENTS MINDRIPPER to WarnerVision and approximately $9,501,000 for the three television network movies DANGEROUS INTENTIONS for CBS, LADY KILLER for CBS and JACK REED IV: A KILLER AMONGST US for NBC. The majority of remaining revenues for the period came from the release of six adult thriller direct-to-video films; from two fantasy adventure feature films for Paramount Pictures under the banner JOSH
KIRBY: TIME WARRIOR; and from continuing sales of licenses for completed product from the Company's library of titles to international distributors.

    Operating revenues for fiscal 1994 were primarily attributable to the delivery and/or availability of the major theatrical feature film ANDRE of approximately $9,992,000, the three network television movies TO SAVE THE CHILDREN for CBS, GETTING GOTTI for CBS, and JACK REED III: A SEARCH FOR JUSTICE for NBC of approximately $9,333,000, and from the network mini-series JFK:
RECKLESS YOUTH for ABC of approximately $9,273,000. The Company also recognized approximately $14,511,000 of revenues from the delivery and/or commencement of distribution of fifteen episodes of the television series HARTS OF THE WEST for CBS.

    In various stages of production for the Company's fiscal 1996 slate as of December 15, 1995 are (a) the major theatrical feature film THE LEGEND OF PINOCCHIO starring Martin Landau and Jonathan Taylor Thomas, (b) the feature film SERPENT'S LAIR starring Jeff Fahey for WarnerVision, (c) the feature film THE GRAVE starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, (d) the feature film FREEWAY executive produced by Oliver Stone and starring Kiefer Sutherland, Reese Witherspoon and Brooke Shields, (e) the feature film WHOLE WIDE WORLD starring Vincent D'Onofrio, (f) two animated feature films for Buena Vista Home Video, a division of The Walt Disney Company, that are sequels to the successful direct-to-video title THE BRAVE LITTLE TOASTER (g) a four-hour mini-series for the ABC television network entitled INNOCENT VICTIMS starring Hal Holbrook and Rick Schroder, (h) a television movie called NO EASY ANSWERS starring Judith Light, and (i) one infomercial on the subject of Christian music through the Company's partnership called TVFirst. In addition, the Company has acquired domestic cable rights for a package of over 45 films, the majority of which are scheduled to be delivered during fiscal 1996, for distribution through a joint venture called KLC/ New City; and has acquired the international distribution rights to an additional 14 films for distribution through Kushner Locke International, Inc.

    Costs relating to operating revenues were $17,404,000 during fiscal 1995 as compared to $54,952,000 during fiscal 1994. As a percentage of operating revenues, costs relating to operating revenues were approximately 85% for fiscal 1995 compared to approximately 108% for fiscal 1994. During the fourth quarter of 1995, the Company revised its estimate of future revenue for certain older television programs which resulted in reductions of the carrying value of such programs and an expense of approximately $888,000 recorded during the fourth quarter of fiscal 1995. After adjusting for this write down, the overall costs related to revenues was 81%, reflecting a change in the product mix to projects with higher profit margins. During the fourth quarter of fiscal 1994, the Company revised its estimate of future revenue programming no longer being produced by the Company resulting in a write down expense of approximately

$7,800,000 for fiscal 1994. The major component of such reductions consisted of the episodic series 1ST AND TEN starring O.J. Simpson. Without such reductions, costs relating to operating revenues would have been $47,152,000, or approximately 93% of revenues, for fiscal 1994.

    Selling, general and administrative expenses increased to $3,838,000 in fiscal 1995 from $3,280,000 in fiscal 1994. Expenses associated with increased staffing and personnel, primarily in the feature film and international distribution divisions, were the major factors contributing to the increase. In addition, the Company is funding overhead and development costs associated with its entry into new business segments including interactive/multimedia, cable distribution and infomercial production, which are conducted through joint ventures or partnerships.

    Interest expense for the year ended September 30, 1995 was $3,409,000 as compared to $2,209,000 for the year ended September 30, 1994. The increase was due to incurring interest costs for the full period on the Company's four issues of Convertible Subordinated Debentures versus having only the Series A and B debt outstanding for part of the 1994 fiscal year; an increase in amortization of capitalized issuance costs related to the Convertible Subordinated Debentures and higher average borrowings under the Company's line of credit associated with increased production and acquisition financing of non-network movies. Total indebtedness for borrowed money increased to $46,143,000 at September 30, 1995 from $31,656,000 at September 30, 1994. The weighted average interest rate under the line of credit was 10% during fiscal 1995 compared to 7.81% in fiscal 1994, while the Convertible Subordinated Debentures Series A, Series B, 8% and 9% bear interest fixed at 10%, 13 3/4%, 8% and 9%, respectively.

    The Company's estimated effective income tax benefit was 0% for the year ended September 30, 1995 compared to an estimated effective income tax benefit of approximately 24% for the year ended September 30, 1994. The tax benefit in fiscal 1994 was due to partial recognition of the benefit of deferred taxes during the fiscal year ended September 30, 1994.

    The Company reported a net loss of ($3,975,000), or ($.13) per share, for the fiscal year ended September 30, 1995 and net loss of ($6,765,000), or ($.23) per share, for the year ended September 30, 1994 when the Company reported a loss before cumulative effect of a change in accounting principle from Statement of Financial Accounting Standards (SFAS) No. 96 to SFAS No. 109 "Accounting for Income Taxes" of ($7,159,000), or ($.24) per share. The losses in fiscal 1995 and 1994 resulted primarily from the above described non-cash reductions in the carrying value of certain programs no longer being produced by the Company and the increased interest expense and amortization of capitalized issuance costs. The losses in fiscal 1995 were augmented by certain expenses associated with the large amount of development and production of work in process scheduled to be delivered after the 1995 fiscal year and the expansion of the Company's feature film and international distribution divisions.

  COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1994 AND 1993

    The Company's operating revenues for the fiscal year ended September 30, 1994 were $50,736,000, an increase of $8,249,000, or 19%, from $42,487,000 from the prior fiscal year. This increase was due primarily to the delivery and/or availability of the feature film ANDRE, 15 episodes of the network prime-time series HARTS OF THE WEST, the network television movies TO SAVE THE CHILDREN, GETTING GOTTI, and JACK REED: A SEARCH FOR JUSTICE and the network mini-series
JFK: RECKLESS YOUTH, as well as international distribution revenues from HARTS OF THE WEST and JFK: RECKLESS YOUTH. Operating revenues during fiscal 1993 were primarily attributable to the delivery and/or availability for additional markets of the network series SWEATING BULLETS, the network mini-series FAMILY PICTURES, the made-for-cable series 1ST AND TEN and a pay-cable series for which the Company acted as a producer-for-hire.

    During fiscal 1994 the Company recognized revenues from the delivery and/or availability of the feature film ANDRE of approximately $9,992,000; from the mini-series JFK: RECKLESS YOUTH of approximately $9,273,000; and recognized approximately $14,511,000 of revenues from the delivery and/or commencement of distribution of HARTS OF THE WEST during fiscal 1994 as compared to approximately $3,061,000 for HARTS during fiscal 1993.

    Costs relating to operating revenues were $54,952,000 during fiscal 1994 as compared to $41,497,000 during fiscal 1993. As a percentage of operating revenues, costs relating to operating revenues were approximately 108% for fiscal 1994 compared to approximately 98% for fiscal 1993. During the fourth quarter of 1994, the Company revised its estimate of future revenue for 1ST AND TEN and SWEATING BULLETS. These revised estimates and, to a lesser extent, revised estimates on other programming no longer being produced by the Company resulted in reductions of the carrying value of such programs and expense of approximately $7,800,000 during the fourth quarter of fiscal 1994. The major component of such reductions resulted from developments surrounding O. J. Simpson, one of the stars of the series 1ST AND TEN. Without such reductions, costs relating to operating revenues would have been $47,152,000, or approximately 93%, for fiscal 1994.

    Selling, general and administrative expenses increased to $3,208,000 in fiscal 1994 from $2,797,000 in fiscal 1993. Expenses associated with increased staffing and personnel, primarily in the feature film division, were the major factors contributing to the increase.

    Interest  expense for  the year ended  September 30, 1994  was $2,209,000 as compared to $1,173,000 for the year ended September 30, 1993. Total indebtedness, which consists of amounts due under the Company's line of credit and Convertible Subordinated Debentures, increased to $31,656,000 at September 30, 1994 from $12,203,000 at September 30, 1993. The reason for the increase was the additional interest and amortization of capitalized issuance costs related to the issuance of the 8% and 9% Convertible Subordinated Debentures during fiscal 1994 and higher average borrowings under the Company's line of credit. The weighted average interest rate under the line of credit was 7.81% during fiscal 1994 compared to 7.25% in fiscal 1993, while the Convertible Subordinated Debentures Series A, Series B, 8% and 9% bear interest fixed at 10%, 13 3/4%, 8% and 9%, respectively.

    The Company's estimated effective income benefit was 24% for the year ended September 30, 1994 compared to an estimated effective income tax benefit of approximately 37% for the year ended September 30, 1993. The decrease was due to recognition of the benefit of deferred tax assets during the fiscal year ended September 30, 1994.

    The Company reported a loss before cumulative effect of a change in accounting principle from Statement of Financial Accounting Standards (SFAS) No. 96 to SFAS No. 109 "Accounting for Income Taxes" of ($7,159,000), or ($.24) per share, and net loss of ($6,765,000), or ($.23) per share, for the year ended September 30, 1994 and ($1,826,000), or ($.06) per share, for the year ended September 30, 1993. The losses in fiscal 1994 and 1993 resulted primarily from the above described reductions in the carrying value of certain programs no longer being produced by the Company and the increased interest expense and amortization of capitalized issuance costs incurred as a result of the 8% and 9% Convertible Subordinated Debenture offerings.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased to $4,301,000 (including $1,162,000 of restricted cash being used as collateral for certain production loans) at September 30, 1995 from $15,681,000 at September 30, 1994 primarily from utilization of working capital in the development, production, acquisition and distribution of feature films and, to a lesser extent, television programs; and expansion of the Company's business lines into related ancillary markets for its product. At September 30, 1995, the Company had net negative liquid assets of approximately ($18,493,000) consisting of cash and cash equivalents, accounts receivable, amounts due from affiliates, and notes receivable from distributor less accounts payable and accrued liabilities, short-term production loans and the $14,804,000 current portion of the Company's existing line of credit which matures on January 31, 1996.

    The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of third party domestic license payments and international licensing, as well as other operating revenues, and proceeds from debt and equity financing, and has relied upon its line of credit and transactional production loans to provide bridge production  financing  prior  to  receipt of  license  fees.  The  Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the recent expansion of the Company's international distribution business and the establishment of a new feature film division have significantly increased the Company's working capital requirements and use of related production loans.

    The Company experienced net negative cash flows from operating activities (resulting from the Company's significant expansion of production) of $30,420,000 during the twelve months ended September 30, 1995, which was partially offset by net cash of $18,713,000 provided by financing activities from production loans and greater usage of the Company's revolving line of credit. As a result primarily of the foregoing factors, net unrestricted cash decreased by $12,542,000 to $3,139,000 on September 30, 1995. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

    The Company's current line of credit with Imperial Bank provides for borrowings up to $15,000,000 based on specified percentages of eligible domestic and international receivables and net film costs balances through January 31, 1996. The line of credit is secured by substantially all of the Company's assets and bears interest at an annual rate of prime (8.5% as of December 22, 1995) plus 1.25%. At September 30, 1995, the outstanding loan balance was $14,804,000 under the line of credit and there was $196,000 additional availability. As of December 22, 1995, the outstanding loan balance was $15,000,000 with no additional availability.

    The credit agreement with Imperial Bank contains various financial and other covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net income and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, affiliate transactions, the use of proceeds and prohibit payment of dividends and repayment of subordinated debt. The outstanding credit agreement also contains a provision permitting the bank to declare an event of default if the services of Messrs. Locke or Kushner are not available to the Company unless a replacement acceptable to the bank is named. On August 11, 1995, the Company was advised by Imperial Bank that the bank's prior waiver of the tangible net worth covenant of the credit agreement extended only through June 30, 1995 (the original maturity date of the line of credit), not the revised September 30, 1995 maturity date. The Company subsequently applied for a waiver of such covenant through September 30, 1995, and was advised by the bank on August 14, 1995 that such waiver had been granted.

    The Imperial credit agreement, as amended and restated in August 1993, had an original maturity date of June 2, 1995. The original maturity date was extended in March 1995 to September 30, 1995, then subsequently extended in September 1995 to December 29, 1995 and further extended in December 1995 to January 31, 1996. During the beginning of this period, the Company initially held discussions with Imperial Bank seeking a longer-term extension and increase of the facility to $25,000,000 through a syndication to include additional financial institutions. In September 1995, however, the Company obtained a commitment letter from the U.S. division of a major international financial institution to provide a new syndicated credit facility to refinance the Company's existing line and provide credit availability up to $30,000,000 (or the available borrowing base, if less). Completion of the new facility was subject to negotiation and execution of mutually satisfactory definitive credit documentation, among other conditions.

    In January 1996, the Company decided to seek a longer-term extension of its existing $15,000,000 credit line from Imperial Bank, in lieu of proceeding further at such time with negotiations concerning documentation and completion of a new facility. On January 12, 1996, Imperial Bank provided to the Company its commitment to extend the existing credit line through December 31, 1996 and the Company paid a loan fee to the bank in connection with such commitment and agreed to issue warrants to purchase 500,000 shares of common stock to the bank at an exercise price no less than fair market value. Imperial Bank's commitment is subject to completion and effectiveness of an amendment to the existing credit agreement satisfactory to the bank by January 31, 1996, which amendment will eliminate existing financial covenants as of September 30,

1995 and substitute revised net worth, liquidity and minimum quarterly net income requirements. Imperial Bank has advised the Company that based on its knowledge of the Company the bank believes it is highly probable such documentation will be executed shortly.

    Following completion and effectiveness of the amendment, the Company intends to commence discussions with Imperial Bank concerning arranging or participating in a multi-year increased syndicated credit facility to amend or replace the existing facility by May 31, 1996 in which it is expected that Imperial Bank would continue to participate in a decreased amount. If such facility is not in place by such time, as required by Imperial Bank's commitment letter, the existing line of credit will be reduced in size from $15,000,000 to $12,500,000 during the period from May 31, 1996 to October 31, 1996, and further reduced to $10,000,000 prior to December 31, 1996 to the extent of excess available cash flow.

    From December 1990 through April 1991, the Company sold an aggregate of $5,700,000 principal amount of Series A Debentures and an aggregate of
$6,000,000 principal amount of Series B Debentures. In connection with the issuance of certain of the Series A Debentures, the Company issued warrants to purchase an aggregate of 2,100,000 shares of Common Stock at an exercise price of $2.00 per share. In December 1995, the Company elected to extend the expiration date of such warrants from March 20, 1996 to March 20, 1997. As of September 30, 1995, approximately $97,000 principal amount of Series A Debentures and $3,326,000 of Series B Debentures were outstanding. The Series A Debentures are convertible into shares of Common Stock at the rate of approximately $1.27 per share and the Series B Debentures into shares of Common Stock at the rate of approximately $1.54 per share. The reduction in Series A and Series B Debentures has resulted primarily from conversions to Common Stock. The Company currently has the right to redeem the Series A Debentures at redemption prices at 103% of par after September 30, 1995 and declining to par after September 30, 1997. The indentures under which the Company's outstanding debentures described above were issued contain various covenants to which the Company must adhere. These covenants, among other things, also impose certain limitations on additional indebtedness and dividend payments by the Company.

    In November 1992, the Company completed an offering of 8,050,000 shares of its common stock for which the Company received net proceeds of approximately $6,640,000.

    During March and April 1994, the Company sold $16,437,000 principal amount of 8% Convertible Subordinated Debentures due 2000. In connection with the issuance of the 8% Debentures, the Company issued warrants to purchase up to 10% of the aggregate principal amount of Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 8% Debentures are convertible into shares of common stock at the rate of $.975 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company will have the right to redeem the 8% Debentures at redemption prices commencing at 102.7% of par on or after February 1, 1998 and declining to par on or after February 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A and Series B Debentures. The fiscal agency agreement, under which the Company's 8% Debentures were issued, contains various covenants to which the Company must adhere.

    During July 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance of the 9% Debentures, the Company issued warrants to purchase up to 9% of the aggregate principal amount of Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 9% Debentures are convertible into shares of common stock at the rate of $1.58 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par on or after July 1, 1998 and declining to par on or after July 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A, Series B and 8% Debentures. The fiscal agency agreement, under which the Company's 9% Debentures were issued, contains various covenants to which the Company must adhere.

    In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters. Since the end of the fiscal year, primarily as a result of the conversion of the 8% and 9% Debentures, the number of outstanding shares of common stock has increased from 30,069,101 to 35,679,607 as of December 29, 1995.

    In October 1994, the Company obtained a production loan in the amount of $1,950,000 from Imperial Bank to cover a portion of the budget of the JOSH
KIRBY: TIME WARRIORS series. The loan bears interest at an annual rate of Prime (8.5% as of December 22, 1995) plus 3% payable monthly. The loan is secured solely by the rights, title and assets related to the film series. The loan matures in February 1996 but will be partially prepaid in advance of the maturity date. At December 22, 1995, the outstanding loan balance was $1,486,706 under the TIME WARRIOR production loan.

    In December 1994, the Company advanced August Entertainment, Inc. ("August") $650,000. August is majority owned by Gregory Cascante, who joined the Company as head of its new international film distribution division. The agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers thereof on the films SLEEP WITH ME, LAWNMOWER MAN II and NOSTRADAMUS. While the right of August to receive such commissions with respect to the film LAWNMOWER MAN II is subordinate to the interests of the production lenders, The Allied Entertainments Group PLC, and its subsidiaries which produced the film, has guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. The loan bears interest at the lesser of (a) Prime (8.5% at December 22, 1995) plus 2% or (b) 10%. Repayment of principal and interest is by collection of commissions assigned as collateral. As of December 22, 1995 the Company had been repaid approximately $170,000 toward interest and principal. The loan matures in December 1996.

    The Company entered into a long form agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture currently titled THE LEGEND OF PINOCCHIO. The film commenced principal photography in July 1995. The film will be distributed in foreign territories by the Company. The film will be distributed domestically by New Line Pictures (a subsidiary of Turner Entertainment Co.) which has acquired the domestic and 50% of certain ancillary rights from Savoy. Pursuant to the February 6, 1995 letter agreement, the Company licensed those domestic and ancillary rights to Savoy in exchange for Savoy funding 50% of the budget to the production entity up to $25,000,000 (which budget has been subsequently increased to approximately $28,450,000 of which the majority of such increase has been financed by Savoy in exchange for certain profit participations). In order to fund the Company's up to $12,850,000 share of the budgeted negative costs, the Company has assisted the film's production company, a consolidated entity, in obtaining loan documentation from Newmarket Capital Group L.P. ("Newmarket") which has agreed to provide for financing in the amount of 50% of the film's original budget up to $12,500,000, a portion of which is reserved to pay the lender's financing fees and costs. As of December 22, 1995 $2,175,000 of the obligations of the production company to Newmarket under the loan facility, other than the portion of the loan covered by more than $13,000,000 of foreign pre-sales, was guaranteed by The Kushner-Locke Company.

    There is no assurance that THE LEGEND OF PINOCCHIO, which represents the Company's biggest budget theatrical motion picture to date, will be completed, or if completed, will be successful. The Company has obtained completion bond insurance to guaranty that the film will be completed and delivered to the technical specifications of Savoy (as assigned to New Line Pictures) and international sub-distributors. New Line Pictures has agreed to accept the technical specifications ordered by Savoy as its delivery requirements. The Company's ability to complete this project is materially dependent upon both funding by Savoy (against domestic distribution rights it licensed) and by Newmarket (against the Company's foreign pre-sales and remaining foreign rights).

    In May and June 1995 the Company, in its role as world wide distributor, agreed to guaranty a proportion of two production loans to film producers, which are consolidated entities, from Newmarket which finance the budgets for the feature films SERPENT'S LAIR and THE GRAVE. The loans of $1,005,000 and

$2,100,000 each bear interest at an annual rate of either (a) Prime (8.5% as of December 22, 1995) plus 1% or (b) LIBOR + 3% payable monthly or on the maturity date of the related LIBOR contract. The loans are secured solely by the rights, title and assets of the production companies related to those films. The loans mature in February 1996 and March 1996, respectively. The Kushner-Locke
Company's corporate guaranty is reducible by substitution of contracts receivable from sub-distributors licensing rights to these films in certain media and territories. Milestone dates for aggregate acceptable contracts receivable were set by Newmarket within the loan documentation. In September and December 1995, Newmarket granted waivers to the borrower for not reaching these milestones and amended its Loan and Security Agreements accordingly. At December 22, 1995, the outstanding balance on The Kushner-Locke Company's corporate guaranty of principal for SERPENT'S LAIR was reduced to $300,000 and for THE
GRAVE was reduced to $250,000. See Note 3 of Notes to Consolidated Financial Statements.

    In August 1995 the Company, in its role as world wide distributor, agreed to guaranty a proportion of two other production loans to film producers, which are consolidated entities, provided by Newmarket and Banque Paribas, Los Angeles Agency ("Paribas") which finance the majority of the budgets for the films WHOLE WIDE WORLD and FREEWAY. The $1,550,000 loan from Newmarket for WHOLE WIDE WORLD bears interest at either (a) Prime (8.5% as of December 22, 1995) plus 1% or (b) LIBOR + 3% until the maturity date of March 31, 1996. The Kushner-Locke Company's corporate guaranty is reducible by the substitution of acceptable contracts receivable. Milestone dates for aggregate acceptable contracts receivable were set by Newmarket within the loan documentation. In September and December 1995, Newmarket granted waivers to the Borrower for not reaching these milestones and amended its Loan and Security Agreement accordingly. As of December 22, 1995 The Kushner-Locke Company's outstanding corporate guaranty of principal for WHOLE WIDE WORLD was $500,000 and Newmarket required that the loan be repaid by $500,000 of principal. The Paribas loan for $1,983,333 for FREEWAY bears interest at either (a) Reference Rate (8.5% as of December 22, 1995) plus 1/2% or (b) LIBOR + 2% until the maturity date of July 5, 1996. In this case, there are no milestone dates for aggregate contracts receivable and The Kushner-Locke Company's corporate guaranty of $961,667 is not reducible during the life of the loan. The amount of the difference between the cash collected and $961,667 is collectable at the maturity date by Paribas from The Kushner-Locke Company. See Note 3 of Notes to Consolidated Financial Statements.

    While the Company believes that it will obtain a multi-year increased syndicated credit facility by May 31, 1996, the Company has not received any commitment for such facility. If the Company is unable to obtain such increased credit facility, the Company will seek alternative financing. However, there is no guarantee that alternative financing will be available on acceptable terms. If such increased credit facility and/or alternative financing is not available, Management believes that existing resources and cash generated from operating activities, after a reduction of the level of Company's investment in film costs, will be adequate to comply with the terms of the anticipated extension of the credit facility through December 1996. To the extent that existing resources and a reduction in the level of Company's investment in film costs are not adequate, Management has the ability and intent to reduce operating expenses. Further, while the Company has in any event received the bank's commitment to extend the existing facility through December 31, 1996 (subject to reduction commencing May 31, 1996), such commitment is subject to completion and effectiveness of the amendment by January 31, 1996. In the event that the Company does not receive an extension of its existing credit facility or is unable to comply with the terms of the anticipated extension, the Company would seek to restructure its obligations under the facility. This would have a significant effect on the Company's operations.

    The Company's business and operations have not been materially affected by inflation.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1995) in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 or in an amendment to this Annual Report of Form 10-K.

11.  EXECUTIVE COMPENSATION

    The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1995) in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 or in an amendment to this Annual Report of Form 10-K.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1995) in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 or in an amendment to this Annual Report of Form 10-K.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1995) in the Company's definitive Proxy Statement in connection with its 1996 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 or in an amendment to this Annual Report of Form 10-K.

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                                      PAGE
                                                                                                    ---------
  (a) (1)  Financial Statements:

           Independent Auditors' Report...........................................................        F-1
           Consolidated Balance Sheets at September 30, 1995 and 1994.............................        F-2
           Consolidated Statements of Operations for the years ended September 30, 1995, 1994 &
            1993..................................................................................        F-3
           Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and
            1993..................................................................................        F-4
           Consolidated Statements of Stockholder's Equity for the years ended September 30, 1995,
            1994 and 1993.........................................................................        F-6

      (2)  Financial Statement Schedule

           Schedule II............................................................................       F-21

           All other schedules are inapplicable and, therefore, have been omitted.

      (3)  Exhibits...............................................................................       F-22

           Exhibits filed as a part of this report are listed in the Exhibit Index, which follows the Signatures

      (b)  Reports on Form 8-K:

           None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Kushner-Locke Company:

    We have audited the accompanying consolidated balance sheets of The Kushner-Locke Company and subsidiaries (the "Company") as of September 30, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended September 30, 1995. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kushner-Locke Company and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 5 to consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1994.

                                          KPMG PEAT MARWICK LLP

January 12, 1996

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                                         1995           1994
                                                                                     -------------  -------------
Cash and cash equivalents..........................................................  $   3,139,000  $  15,681,000
Restricted cash....................................................................      1,162,000       --
Accounts receivable, net of allowance for doubtful accounts of $400,000 in 1995 and
 $650,000 in 1994..................................................................      7,864,000      6,177,000
Due from affiliates................................................................        309,000        187,000
Notes receivable from August Entertainment, Inc....................................        676,000         32,000
Film costs, net of accumulated amortization........................................     73,716,000     30,688,000
Property and equipment, at cost, net of accumulated depreciation and amortization
 of $1,425,000 in 1995 and $1,187,000 in 1994......................................        515,000        437,000
Other assets.......................................................................      1,571,000      1,052,000
                                                                                     -------------  -------------
                                                                                     $  88,952,000  $  54,254,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities...........................................  $   3,245,000  $   2,385,000
Income taxes payable...............................................................       --               10,000
Notes payable......................................................................     28,398,000      9,600,000
Deferred film license fees.........................................................      2,753,000        364,000
Contractual obligations, principally participants' share payable and talent
 residuals.........................................................................        995,000      1,216,000
Production advances................................................................     16,609,000         82,000
Convertible subordinated debentures, net of deferred issuance costs................     17,745,000     22,056,000
                                                                                     -------------  -------------
        Total liabilities..........................................................  $  69,745,000  $  35,713,000
                                                                                     -------------  -------------
Stockholders' equity:
  Common stock, no par value. Authorized 80,000,000 shares at September 30, 1995 and at September 30, 1994:
   issued and outstanding 35,466,599 shares at September 30, 1995 and 30,069,101
   shares at September 30, 1994....................................................     23,337,000     18,696,000
  Accumulated deficit..............................................................     (4,130,000)      (155,000)
                                                                                     -------------  -------------
        Total stockholders' equity.................................................  $  19,207,000  $  18,541,000
                                                                                     -------------  -------------
                                                                                     $  88,952,000  $  54,254,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                          1995           1994           1993
                                                                      -------------  -------------  -------------
Operating revenues..................................................  $  20,407,000  $  50,736,000  $  42,487,000
Costs related to operating revenues.................................     17,404,000     54,952,000     41,497,000
Selling, general and administrative expenses........................      3,838,000      3,208,000      2,797,000
                                                                      -------------  -------------  -------------
Loss from operations................................................       (835,000)    (7,424,000)    (1,807,000)
Interest income.....................................................        300,000        197,000         78,000
Interest expense....................................................     (3,409,000)    (2,209,000)    (1,173,000)
                                                                      -------------  -------------  -------------
Loss before income taxes and cumulative effect of a change in
 accounting principle...............................................     (3,944,000)    (9,436,000)    (2,902,000)
Income tax expense (benefit)........................................         31,000     (2,277,000)    (1,076,000)
                                                                      -------------  -------------  -------------
Loss before cumulative effect of a change in accounting principle...     (3,975,000)    (7,159,000)    (1,826,000)
Cumulative effect of a change in accounting for income taxes........       --             (394,000)      --
                                                                      -------------  -------------  -------------
Net loss............................................................  $  (3,975,000) $  (6,765,000) $  (1,826,000)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Loss per common and common equivalent share:
  Loss before cumulative effect of a change in accounting for income
   taxes............................................................  $        (.13) $        (.24) $        (.06)
  Cumulative effect of a change in accounting for income taxes......       --        $         .01       --
                                                                      -------------  -------------  -------------
  Net loss..........................................................  $        (.13) $        (.23) $        (.06)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of common and common equivalent shares
 outstanding........................................................     31,713,000     29,373,000     28,372,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                        1995            1994            1993
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
  Net loss.......................................................  $   (3,975,000)     (6,765,000)     (1,826,000)
  Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
    Cumulative effect of a change in accounting principle                --              (394,000)       --
  Increase in restricted cash....................................      (1,162,000)       --              --
    Amortization of film costs...................................      16,977,000      54,281,000      27,730,000
    Depreciation and amortization................................         239,000         250,000         180,000
    Amortization of capitalized issuance costs and warrants......         414,000         222,000         100,000
    Deferred income taxes........................................        --            (2,321,000)       (926,000)
    Accounts receivable, net.....................................      (1,687,000)       (817,000)     (2,424,000)
    Income taxes receivable......................................        --                25,000          (9,000)
    Due from affiliates..........................................        (766,000)       (209,000)         11,000
    Notes receivable from distributor............................        --              --                 1,000
    Film costs...................................................     (60,005,000)    (41,938,000)    (28,081,000)
    Accounts payable and accrued liabilities.....................         860,000      (3,323,000)      3,005,000
    Income taxes payable.........................................         (10,000)         10,000        --
    Deferred film license fees...................................       2,389,000        (266,000)     (6,336,000)
    Contractual obligations......................................        (221,000)     (1,134,000)         93,000
    Production advances..........................................      16,527,000      (8,464,000)      2,963,000
                                                                   --------------  --------------  --------------
      Net cash used by operating activities......................     (30,420,000)    (10,843,000)     (5,519,000)
                                                                   --------------  --------------  --------------
Cash flows from investing activities:
  Increase in property and equipment, net........................        (317,000)       (134,000)       (178,000)
  Decrease (increase) in other assets............................        (518,000)       (442,000)        537,000
                                                                   --------------  --------------  --------------
      Net cash provided (used) by investing activities...........        (835,000)       (576,000)        359,000
                                                                   --------------  --------------  --------------
Cash flows from financing activities:
  Increase in notes payable......................................      21,398,000      31,600,000      22,500,000
  Repayment of notes payable.....................................      (2,600,000)    (30,007,000)    (20,075,000)
  Net proceeds from issuance of common stock.....................        --              --             6,640,000
  Net proceeds from exercise of options..........................        --               105,000         185,000
  Net proceeds from issuance of debentures and warrants..........        --            18,911,000        --
  Repayment of debentures........................................         (25,000)        (37,000)        (39,000)
  Other..........................................................         (60,000)        (14,000)       --
                                                                   --------------  --------------  --------------
    Net cash provided by financing activities....................      18,713,000      20,558,000       9,211,000
                                                                   --------------  --------------  --------------
    Net increase (decrease) in cash..............................     (12,542,000)      9,139,000       4,051,000
Cash and cash equivalents at beginning of year...................      15,681,000       6,542,000       2,491,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Cash and cash equivalents at end of year.........................  $    3,139,000  $   15,681,000  $    6,542,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest.......................................................  $    2,952,000  $    1,888,000  $    1,260,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
  Income taxes...................................................  $       27,200  $        8,800  $        8,800
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1) In fiscal 1993, $844,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $137,000 were converted into 547,979 shares of common stock.

(2) In fiscal 1994, $1,537,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $201,000 were converted into 989,052 shares of common stock.

(3) In fiscal 1995, $5,260,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $559,000 were converted into 5,397,498 shares of common stock.

          See accompanying notes to consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                   STOCKHOLDERS' EQUITY
                                                    ---------------------------------------------------
                                                                               RETAINED
                                                                               EARNINGS
                                                    NUMBER OF     COMMON     (ACCUMULATED
                                                      SHARES       STOCK       DEFICIT)        TOTAL
                                                    ----------  -----------  ------------   -----------
Balance at September 30, 1992.....................  20,804,570  $ 9,737,000  $  8,436,000   $18,173,000
Issuance of common stock..........................   8,050,000    6,640,000       --          6,640,000
Stock options exercised...........................     110,000      110,000       --            110,000
Warrants exercised................................      62,500       75,000       --             75,000
Conversions of convertible debentures.............     547,979      707,000       --            707,000
Net loss..........................................      --          --         (1,826,000)   (1,826,000)
                                                    ----------  -----------  ------------   -----------
Balance at September 30, 1993.....................  29,575,049  $17,269,000  $  6,610,000   $23,879,000
Retirement of common stock........................    (600,000)     --            --            --
Stock options exercised...........................     105,000      105,000       --            105,000
Costs related to registration statement...........      --          (14,000)      --            (14,000)
Conversions of convertible debentures.............     989,052    1,336,000       --          1,336,000
Net loss..........................................      --          --         (6,765,000)   (6,765,000)
                                                    ----------  -----------  ------------   -----------
Balance at September 30, 1994.....................  30,069,101  $18,696,000  $   (155,000)  $18,541,000
Conversions of convertible debentures.............   5,397,498    4,641,000       --          4,641,000
Net loss..........................................      --          --         (3,975,000)   (3,975,000)
                                                    ----------  -----------  ------------   -----------
Balance at September 30, 1995.....................  35,466,599  $23,337,000    (4,130,000)   19,207,000
                                                    ----------  -----------  ------------   -----------
                                                    ----------  -----------  ------------   -----------

          See accompanying notes to consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY

    The Kushner-Locke Company (the "Company") is principally engaged in the development, production and distribution of feature films, direct-to-video films, television series, movies-for-television, mini-series and animated programming. Last year, the Company expanded its operations into related business lines in ancillary markets for its product such as merchandising, home video, cable and interactive/multimedia applications for characters and story ideas developed by the Company through various arrangements with established companies having expertise in these respective fields.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of The Kushner-Locke Company, its subsidiaries and certain less than wholly-owned entities where the Company has control. All material intercompany balances and transactions have been eliminated.

    Certain reclassifications have been made to conform prior year balances with the current presentation.

    REVENUE RECOGNITION

    Revenues from feature film distribution agreements and/or from television licensing agreements are recognized on the date the completed film or program is delivered or becomes available for delivery, is available for exploitation in the relevant media window purchased by that customer or by that licensee and certain other conditions of sale have been met. Revenues from barter transactions, whereby the program is exchanged for television advertising time which is sold to product sponsors, are recognized when the television program has aired and all conditions precedent have been satisfied.

    Producer fees received from production of films and television programs for outside parties where the Company has no continuing ownership interest in the project are recognized on a percentage-of-completion basis. The cost of such films and television series is expensed as incurred.

    ACCOUNTING FOR FILM COSTS

    The Company generally capitalizes all costs incurred to produce a film, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed quarterly and adjusted where appropriate and the impact of such adjustments could be material.

    Film costs are stated at the lower of unamortized cost or estimated net realizable value. Losses which may arise because unamortized costs of individual films or television series exceed anticipated revenues are charged to operations through additional amortization.

    PARTICIPANTS' SHARE PAYABLE AND TALENT RESIDUALS

    The Company charges profit participations and talent residuals to expense in the same manner as amortization of production costs, based on the ratio of current period gross revenues to management's estimate of total ultimate gross revenues, if it is anticipated they will be payable. Payments for profit participations are made in accordance with the participants' contractual agreements. Payments for talent residuals are remitted to the respective guilds in accordance with the provisions of their union agreements or earlier, if assessed.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PRODUCTION ADVANCES

    The Company receives license fees for projects in the production phase. Production advances are generally nonrefundable and are recognized as earned revenue when the film or television program is available for delivery.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company provides for doubtful accounts based on historical collection experience and periodically adjusts the allowance based on the aging of accounts receivable and other conditions. Receivables are written off against the allowance in the period they are deemed uncollectible.

    PROPERTY AND EQUIPMENT

    Property and equipment, at cost, is depreciated using the straight-line method over the estimated useful lives of the assets (ranging from five to eight years).

    CASH AND CASH EQUIVALENTS

    The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

    RESTRICTED CASH

    During the fiscal year ended September 30, 1995, the Company had $1,162,000 in restricted cash related to advances made by the Company to film producers for the acquisition of distribution rights. These cash advances were being held in escrow accounts as collateral by financial institutions providing production loans to those producers.

    INTERNATIONAL CURRENCY TRANSACTIONS

    The majority of the Company's foreign sales transactions are payable in U.S. dollars. Accordingly, international currency transaction gains and losses included in the consolidated statements of operations for the three years ended September 30, 1995 were not significant.

    INCOME TAXES

    Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This statement supersedes SFAS No. 96, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period encompassing the enactment date.

    The Company elected to reflect the cumulative effect of adopting this pronouncement as a change in accounting principle at the beginning of fiscal 1994 with a credit to results of operations of $394,000. Prior year consolidated financial statements were not restated.

    EARNINGS (LOSS) PER SHARE

    Earnings (loss) per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The weighted average number of common and common equivalent shares outstanding for the calculation of primary earnings per share was 31,713,000, 29,373,000 and 28,372,000 for

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the years ended September 30, 1995, 1994 and 1993, respectively. The inclusion of the additional shares assuming the conversion of the Company's convertible subordinated debentures would have been anti-dilutive for all periods.

(2) FILM COSTS
    Film costs consist of the following:

                                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                            1995            1994
                                                                        -------------   -------------
In process or development.............................................   $ 42,115,000    $  5,177,000
Released, principally television productions, net of accumulated
 amortization.........................................................     31,601,000      25,511,000
                                                                        -------------   -------------
                                                                         $ 73,716,000    $ 30,688,000
                                                                        -------------   -------------
                                                                        -------------   -------------

    Based upon the Company's present estimates of anticipated future revenues at September 30, 1995, approximately 76% of the film costs related to released films and television series will be amortized during the three-year period ending September 30, 1998.

(3) NOTES PAYABLE AND LIQUIDITY
    Notes payable are comprised of the following:

                                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                            1995            1994
                                                                        -------------   -------------
Note payable to bank, secured by substantially all Company assets, interest at prime (8.75% at September 30, 1995) plus 1.25%,
 outstanding principal balance due January 1996.......................   $ 14,804,000    $  9,600,000
Notes payable, secured by certain film rights held by producers
 payable through September 1996.......................................     13,594,000        --
                                                                        -------------   -------------
                                                                         $ 28,398,000    $  9,600,000
                                                                        -------------   -------------
                                                                        -------------   -------------

    The Imperial credit agreement, as amended and restated in August 1993, had an original maturity date of June 2, 1995. The original maturity date was extended in March 1995 to September 30, 1995, then subsequently extended in September 1995 to December 29, 1995 and further extended in December 1995 to January 31, 1996. During the beginning of this period, the Company initially held discussions with Imperial Bank seeking a longer-term extension and increase of the facility to $25,000,000 through a syndication to include additional financial institutions. In September 1995, however, the Company obtained a commitment letter from the U.S. division of a major international financial institution to provide a new syndicated credit facility to refinance the Company's existing line and provide credit availability up to $30,000,000 (or the available borrowing base, if less). Completion of the new facility was subject to negotiation and execution of mutually satisfactory definitive credit documentation, among other conditions.

    In January 1996, the Company decided to seek a longer-term extension of its existing $15,000,000 credit line from Imperial Bank, in lieu of proceeding further at such time with negotiations concerning documentation and completion of a new facility. On January 12, 1996, Imperial Bank provided to the Company its commitment to extend the existing credit line through December 31, 1996 and the Company paid a loan fee to the bank in connection with such commitment and agreed to issue warrants to purchase 500,000 shares of common stock to the bank at an exercise price no less than fair market value. Imperial Bank's commitment is subject to completion and effectiveness of an amendment to the existing credit agreement satisfactory to the

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) NOTES PAYABLE AND LIQUIDITY (CONTINUED) bank by January 31, 1996, which amendment will eliminate existing financial covenants as of September 30, 1995 and substitute revised net worth, liquidity and minimum quarterly net income requirements. Imperial Bank has advised the Company that based on its knowledge of the Company the bank believes it is highly probable such documentation will be executed shortly.

    Following completion and effectiveness of the amendment, the Company intends to commence discussions with Imperial Bank concerning arranging or participating in a multi-year increased syndicated credit facility to amend or replace the existing facility by May 31, 1996 in which it is expected that Imperial Bank would continue to participate in a decreased amount. If such facility is not in place by such time, as required by Imperial Bank's commitment letter, the existing line of credit will be reduced in size from $15,000,000 to $12,500,000 during the period from May 31, 1996 to October 31, 1996, and further reduced to $10,000,000 prior to December 31, 1996 to the extent of excess available cash flow.

    The line is secured by substantially all of the Company's assets and bears interest at an annual rate of Prime (8.5% at December 22, 1995) plus 1.25%. The Company is required to pay a commitment fee of .5% per annum of the unused portion of the credit line. As of September 30, 1995, the Company had drawn down $14,804,000 under this facility out of a total eligible collateral at such date of $16,233,000 but which was capped at the credit limit of $15,000,000.

    The outstanding credit agreement described above contains various covenants to which the Company must adhere. These covenants, among other things, require the maintenance of minimum net worth and various financial ratios which are reported to the bank on a quarterly basis and include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, affiliate transactions and the use of proceeds and prohibit payment of dividends and prepayment of subordinated debt. The outstanding credit agreement also contains a provision permitting the bank to declare an event of default if the services of either of Messrs. Kushner or Locke are not available to the Company unless a replacement acceptable to the bank is named. The Company is in compliance with the non-financial terms and conditions of the outstanding credit agreement and the bank has agreed to waive the violation, if any, of any existing financial covenants for the period ending September 30, 1995 upon completion of documentation.

    While the Company believes that it will obtain a multi-year increased syndicated credit facility by May 31, 1996, the Company has not received any commitment for such facility. If the Company is unable to obtain such increased credit facility, the Company will seek alternative financing. However, there is no guarantee that alternative financing will be available on acceptable terms. If such increased credit facility and/or alternative financing is not available, Management believes that existing resources and cash generated from operating activities, after a reduction of the level of Company's investment in film costs, will be adequate to comply with the terms of the anticipated extension of the credit facility through December 1996. To the extent that existing resources and a reduction in the level of Company's investment in film costs are not adequate, Management has the ability and intent to reduce operating expenses. Further, while the Company has in any event received the bank's commitment to extend the existing facility through December 31, 1996 (subject to reduction commencing May 31, 1996), such commitment is subject to completion and effectiveness of the amendment by January 31, 1996. In the event that the company does not receive an extension of its existing credit facility or is unable to comply with the terms of the anticipated extension, the Company would seek to restructure its obligations under the facility. This would have a significant effect on the Company's operations.

    The Company's other short term borrowings totaling $13,594,000 as of September 30, 1995, consist of production loans from Newmarket Capital Group L.P. ("Newmarket"), Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial Bank ("Imperial") to consolidated production entities. Newmarket's

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) NOTES PAYABLE AND LIQUIDITY (CONTINUED) loans require an interest rate of Prime (8.5% as of December 22, 1995) plus 1% on the first $500,000 advanced under the loan, then pricing options are at either (a) Prime plus 1% or (b) LIBOR plus 3% on the remaining loan balance plus loan fees of $60,000 plus a net profit participation. The Paribas loan bears interest at either (a) Reference Rate (8.5% as of December 22, 1995) plus 1/2% or (b) LIBOR plus 2% plus loan fees of $120,000. The Imperial loan bears interest at Prime (8.5% as of December 22, 1995) plus 3% plus loan fees of $97,500 plus a net profit participation. The The Kushner-Locke Company provides limited corporate guarantees for a portion of the Newmarket and Paribas loans which are callable in the event that the production companies' loan amounts (including a reserve for fees, interest and financing costs) are not adequately collateralized with acceptable contracts receivable from third party domestic and/or foreign sub-distributors by certain dates or by the maturity date of the loan. Deposits on the purchase price paid by these sub-distributors are held as restricted cash collateral by the Lenders.

    The table below shows production loans as of September 30, 1995. Any events of default have been waived and all loans are in compliance with Lender's covenants:

                                                                              AMOUNTS      WEIGHTED
                       FILM                          LENDER    LOAN AMOUNT  OUTSTANDING    INTEREST    GUARANTY   MATURITY
--------------------------------------------------  ---------  -----------  ------------   --------   ----------  --------
THE LEGEND OF PINOCCHIO...........................  Newmarket  $12,500,000  $  7,596,000     8.75%    $3,250,000   9-30-96
SERPENT'S LAIR....................................  Newmarket  $ 1,005,000  $    751,000     9.25%    $  345,000   2-28-96
THE GRAVE.........................................  Newmarket  $ 2,100,000  $  1,343,000    10.25%    $  740,000   3-14-96
WHOLE WIDE WORLD..................................  Newmarket  $ 1,550,000  $    955,000     8.00%    $  500,000   3-31-96
FREEWAY...........................................   Paribas   $ 1,983,333  $  1,225,000     7.00%    $  961,667    7-5-96
TIME WARRIORS.....................................  Imperial   $ 1,950,000  $  1,724,000     9.60%    $1,724,000   2-28-96
                                                               -----------  ------------              ----------
                                                               $21,088,333  $ 13,594,000              $7,520,667
                                                               -----------  ------------              ----------
                                                               -----------  ------------              ----------

(4) CONVERTIBLE SUBORDINATED DEBENTURES

                                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                                         1995           1994
                                                                                     -------------  -------------
Series A Convertible Subordinated Debentures due December 15, 2000, bearing interest at 10% per annum payable June 15 and December 15, net of unamortized
 capitalized issuance costs and warrants of $13,000 and $17,000, respectively......  $      84,000         80,000
Series B Convertible Subordinated Debentures due December 15, 2000, bearing interest at 13 3/4% per annum payable monthly, net of unamortized capitalized
 issuance costs of $354,000 and $423,000, respectively.............................      2,972,000      2,938,000
Convertible Subordinated Debentures due December 15, 2000, bearing interest at 8%
 per annum payable February 1 and August 1, net of unamortized capitalized issuance
 costs of $1,058,000 and $1,887,000, respectively..................................     10,129,000     14,550,000
Convertible Subordinated Debentures due July 1, 2002, bearing interest at 9% per annum payable January 1 and July 1, net of unamortized capitalized issuance costs
 of $490,000 and $561,000, respectively............................................      4,560,000      4,488,000
                                                                                     -------------  -------------
                                                                                        17,745,000     22,056,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)
    SERIES A DEBENTURES

    During fiscal 1991, the Company sold $1,500,000 principal amount of Series A Convertible Subordinated Debentures due 2000 and 4,200 units which represented an additional $4,200,000 principal amount of Series A Debentures. Each unit included warrants to purchase 500 shares of common stock of the Company at $2.00 per share. Each warrant has been valued for reporting purposes at $.25 (2.1 million warrants with a total value of $525,000) and is included in common stock.

    As of September 30, 1995, the Company had outstanding $97,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $13,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $4,000 of capitalized issuance costs have been amortized to interest expense for the year ended September 30, 1995.

    The Series A Debentures bear interest at 10% per annum, payable on June 15 and December 15 in each year. The Series A Debentures are convertible into common stock of the Company at the rate of 788 shares for each $1,000 principal amount of debentures, subject to adjustment under certain circumstances. As of September 30, 1995, approximately $5,603,000 principal amount of Series A Debentures and unamortized capitalized issuance costs and warrants of $1,744,000 had been converted into 4,865,754 shares of common stock of the Company.

    The debentures are redeemable at the option of the Company in whole or in part at 110% of the face amount of the debentures provided that the closing bid price (or, if applicable, closing price) of the common stock has equaled or exceeded 150% of the conversion price for the 20 consecutive trading days ending five trading days prior to the date of notice of redemption. The Company may also redeem the debentures at redemption prices commencing at 105% of par and declining to par after September 30, 1997. The debentures are subordinated to all existing and future "senior indebtedness." The term "senior indebtedness" is defined to mean the principal of (and premium, if any) and interest on any and all indebtedness of the Company that is (i) incurred in connection with the borrowing of money from banks, insurance companies and similar institutional lenders, (ii) issued as a result of a public offering of debt securities pursuant to registration under the Securities Act of 1933, or (iii) incurred in connection with the borrowing of money with an original principal amount of at least $100,000 secured at least in advanced by companies engaged in the ordinary course of their business in the entertainment industry. Senior indebtedness does not include (i) the Series B Debentures, (ii) indebtedness to affiliates and
(iii) indebtedness expressly subordinated to or on parity with the Series A Debentures, whether outstanding on the date of execution of the indenture or thereafter created, incurred, assumed or guaranteed.

    SERIES B DEBENTURES

    During fiscal 1991, the Company sold $6,000,000 principal amount of Series B Convertible Subordinated Debentures due 2000.

    As of September 30, 1995 the Company had outstanding $3,326,000 principal amount of Series B Debentures due 2000. The debentures bear interest at 13 3/4% per annum. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $354,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $69,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1995.

    The terms of the Series B Debentures are generally similar to those of the Series A Debentures other than with respect to the interest rates, except that
(i) interest is payable monthly on the Series B Debentures and (ii) the Series B Debentures are convertible into common stock of the Company at $1.5444 per share.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)
The Series B Debentures rank pari passu (i.e., equally) in right of payment with the Company's other debentures. Approximately $10,000 principal amount of the Series B Debentures and unamortized costs of $1,000 had been converted to 6,732 shares of common stock of the Company in fiscal year 1995. As of September 30, 1995, approximately $2,508,000 principal amount of Series B Debentures and unamortized capitalized issuance costs of $361,000 had been converted into 1,618,357 shares of common stock of the Company. An additional $166,000 principal amount of Series B Debentures were repurchased upon the death of bondholders.

    8% DEBENTURES

    During fiscal 1994, the Company sold $16,437,000 principal amount of 8% Convertible Subordinated Debentures due 2000. In connection with the issuance, the Company issued warrants to purchase up to 10% of the aggregate principal amount of debentures sold at an exercise price equal to 120% of the principal amount of the debentures which are exercisable during the four year period commencing March 10, 1995 for $9,613,700 principal amount and April 12, 1995 for $30,000 principal amount.

    As of September 30, 1995, the Company had outstanding $11,187,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $1,058,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $270,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1995. Approximately $5,250,000 principal amount of the 8% Debentures and unamortized capitalized issuance costs of $559,000 had been converted into 5,390,766 shares of common stock of the Company in fiscal year 1995.

    The terms of the 8% Debentures are generally similar to those of the Series A Debentures, other than with respect to the interest rates, except that (i) interest is payable on February 1 and August 1 in each year; (ii) the 8% Debentures are convertible into common stock of the Company at $.975 per share; and (iii) the Company has the right to redeem the 8% Debentures at redemption prices commencing at 102.7% of par on or after February 1, 1998 and declining to par on or after February 1, 2000. The 8% Debentures rank pari passu in right of payment with the Company's other debentures.

    9% DEBENTURES

    During fiscal 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance, the Company issued warrants to purchase up to 9% of the aggregate principal amount of debentures sold at an exercise price equal to 120% of the principal amount of debentures which are exercisable during the four year period commencing July 25, 1995.

    As of September 30, 1995, the Company had outstanding $5,050,000 principal amount of 9% Debentures. The debentures bear interest at 9% per annum. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $490,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $72,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1995

    The terms of the 9% Debentures are generally similar to those of the Series A Debentures, other than with respect to the interest rates, except that: (i) interest is payable on January 1 and July 1 in each year; (ii) the 9% Debentures are convertible into common stock of the Company at $1.58 per share; and (iii) the Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par on or after July 1, 1998 and declining to par on or after July 1, 2000. The 9% Debentures rank pari passu in right of payment with the Company's other debentures.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) INCOME TAXES
    As discussed in Note 1 of "Notes to Consolidated Financial Statements," the Company adopted SFAS No. 109 as of October 1, 1993.

Income tax expense (benefit) consisted of the following:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                               1995       1994         1993
                                                              -------  -----------  -----------
Current:
  Federal...................................................  $ --     $   --       $  (150,000)
  State.....................................................   31,000       44,000      --
                                                              -------  -----------  -----------
                                                              $31,000  $    44,000  $  (150,000)
                                                              -------  -----------  -----------
Deferred:
  Federal...................................................  $ --     $(2,036,000) $  (926,000)
  State.....................................................    --        (285,000)     --
                                                              -------  -----------  -----------
                                                                --      (2,321,000)    (926,000)
                                                              -------  -----------  -----------
    Total income tax expense (benefit)......................  $31,000  $(2,277,000) $(1,076,000)
                                                              -------  -----------  -----------
                                                              -------  -----------  -----------

    A reconciliation of the statutory Federal income tax rate to the Company's effective rate is presented below:

                                                                                 YEAR ENDED
                                                                               SEPTEMBER 30,
                                                                             ------------------
                                                                             1995   1994   1993
                                                                             ----   ----   ----
Statutory Federal income tax rate..........................................  (34)%  (34)%  (34)%
Change in valuation allowance..............................................   34%    13    --
Other......................................................................  --      (3)    (3)
                                                                             ----   ----   ----
                                                                             --     (24)%  (37)%
                                                                             ----   ----   ----
                                                                             ----   ----   ----

    Significant components of the Company's deferred tax assets and liabilities, at September 30, 1995 and September 30, 1994 are as follows:

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                                  -------------------------
                                                                                     1995          1994
                                                                                  -----------  ------------
Deferred tax assets:
  Net operating loss carryforwards..............................................  $ 8,652,000  $  2,598,000
  Tax and general business tax credit carryforwards.............................      559,000       556,000
  Allowance for doubtful accounts and other reserves............................      145,000       289,000
  Deferred film license fees....................................................      995,000       134,000
  Deferred rent.................................................................       65,000        81,000
                                                                                  -----------  ------------
    Total gross deferred assets.................................................   10,416,000     3,658,000
    Valuation allowance.........................................................   (3,679,000)   (1,216,000)
                                                                                  -----------  ------------
    Net deferred tax assets.....................................................  $ 6,737,000  $  2,442,000
                                                                                  -----------  ------------
                                                                                  -----------  ------------
Deferred tax liabilities:
  Film amortization.............................................................  $ 6,701,000  $  2,417,000
  Depreciation..................................................................       36,000        25,000
                                                                                  -----------  ------------
    Total deferred tax liabilities..............................................    6,737,000     2,442,000
                                                                                  -----------  ------------
                                                                                  -----------  ------------

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) INCOME TAXES (CONTINUED)
    Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of these differences and the related tax effects are as follows:

                                                              YEAR ENDED
                                                               SEPTEMBER
                                                                  30,
                                                              -----------
                                                                 1993
                                                              -----------
Net operating loss carryforward.............................  $   --
Valuation allowance.........................................      --
Amortization of film costs..................................  (2,875,000 )
Foreign tax credit..........................................      --
Deferred film license fees..................................   1,142,000
Allowance for doubtful accounts.............................      34,000
Deferred rent...............................................      31,000
Participant's share and talent residuals....................     757,000
Credit utilization to reduce deferred liability.............      --
Other, net..................................................     (15,000 )
                                                              -----------
                                                              $ (926,000 )
                                                              -----------
                                                              -----------

    At September 30, 1995, the Company had net operating loss carryforwards of approximately $24,631,000 for federal tax purposes. Such carryforwards expire in fiscal 2010. For state tax purposes, the Company had net operating loss carryforwards of $4,527,000 which expire in fiscal 1998 through 2000. The Company's international tax credits, amounting to approximately $386,000, expire in fiscal 1997 through 2000. The Company's general business credit carryforwards, amounting to approximately $190,700, expire in fiscal 2002 and 2003. Finally, the Company's alternative minimum tax credit carryforwards, amounting to approximately $173,000, have no expiration date.

(6) WARRANTS
    In fiscal 1991, in connection with the Series A Convertible Subordinated Debenture offering, the Company issued warrants to the underwriter to purchase up to $150,000 principal amount of Series A Debentures for $1,200 for each $1,000 principal amount of Series A Debentures purchased. The warrants are exercisable through December 20, 1995. The Company issued warrants to the underwriter to purchase up to 400 units of Series A Debentures at $1,200 per unit. Each unit consists of $1,000 principal amount of Series A Debentures and warrants to purchase 500 shares of common stock of the Company at $2.00 per share. The underlying warrants are exercisable through March 20, 1996 and the Company has agreed to extend the exercise period through March 20, 1997. The Company issued 2,100,000 warrants valued at $525,000 to purchase common stock at $2.00 per share. The warrants are exercisable through March 20, 1997 (as agreed to be extended). As of September 30, 1995, no warrants had been exercised.

    In fiscal 1992, in connection with its public offering of common stock, the Company issued warrants to the underwriters of the offering to purchase 700,000 shares of common stock. The warrants are exercisable during the four-year period commencing on November 13, 1993 at a price of $1.25 per share.

    In fiscal 1994, in connection with the 8% Convertible Subordinated Debentures offering, the Company issued warrants to the underwriter to purchase up to 10% of the aggregate principal amount of debentures sold ($1,643,700) at an exercise price equal to 120% of the principal amount of the debentures. The warrants are exercisable during the four year period commencing March 10, 1995 for $1,613,700 principal amount and April 12, 1995 for $30,000 principal amount. In connection with the 9% Convertible Subordinated Debenture offering, the Company issued warrants to the underwriters to purchase up to 10% of the aggregate

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) WARRANTS (CONTINUED)
principal amount of debentures sold ($505,000) at an exercise price equal to 120% of the principal amount of the debentures. The warrants are exercisable during the four year period commencing July 25, 1995. As of September 30, 1995, no warrants had been exercised.

(7) OPTIONS
    In fiscal 1989, the Board of Directors approved a stock incentive plan (the "Plan") that covers directors, third party consultants and advisors, independent contractors, officers and other employees of the Company. In May 1994, the stockholders of the Company voted to increase the authorized number of shares available under the Plan from 1,500,000 to 4,500,000. The Plan allows for the issuance of options to purchase shares of the Company's common stock at an option price at least equal to the fair value of the stock on the date of grant. As of September 30, 1995, 3,880,000 stock options had been granted and were outstanding under the Plan.

    In fiscal 1994, the Company granted 3,182,500 unvested options to purchase shares of common stock to certain employees entering into employment contracts under the Plan.

    In fiscal 1995, the Company granted 415,000 unvested options to purchase shares of common stock to certain employees revising their employment contracts under the Plan.

    The schedule below includes stock options that the Company has granted as of September 30, 1995:

               STOCK OPTIONS OUTSTANDING AS OF SEPTEMBER 30, 1995

                                                                                    NUMBER OF OPTIONS
                                                                             -------------------------------
                                                                                        OUTSIDE
PRICE                                                                          PLAN     THE PLAN     TOTAL      EXERCISE
---------------------------------------------------------------------------  ---------  --------   ---------  -------------
Balance at September 30, 1992..............................................    853,500   652,096   1,505,596
Granted Fiscal 1993........................................................     43,500     --         43,500      $1.00
Options Expired/Canceled...................................................    (43,500)    --        (43,500)     $1.00
Options Exercised..........................................................   (110,000)    --       (110,000)     $1.00
                                                                             ---------  --------   ---------
Balance at September 30, 1993..............................................    743,500   652,096   1,395,596
                                                                             ---------  --------   ---------
                                                                             ---------  --------   ---------
Granted Fiscal 1994........................................................  2,962,500    20,000   3,182,500  $.75 - $1.16
Options Expired/Canceled...................................................    (83,500)    --        (83,500) $1.00 - $1.94
Options Exercised..........................................................   (105,000)    --       (105,000)     $1.00
                                                                             ---------  --------   ---------
Balance at September 30, 1994..............................................  3,517,500   672,096   4,389,596
                                                                             ---------  --------   ---------
                                                                             ---------  --------   ---------
Granted Fiscal 1995........................................................    415,000         0     440,000  $.75 - $0.78
Options Expired/Canceled...................................................    (72,500)    --         32,500  $.75 - $2.63
Options Exercised..........................................................     --         --         --
                                                                             ---------  --------   ---------
Balance at September 30, 1995..............................................  3,860,000   672,096   4,797,096
                                                                             ---------  --------   ---------
                                                                             ---------  --------   ---------
Exercisable at September 30, 1995..........................................  1,590,000   672,096   2,273,096
                                                                             ---------  --------   ---------
                                                                             ---------  --------   ---------

(8) COMMITMENTS AND CONTINGENCIES

    OFFICER COMPENSATION

    In March 1994, Messrs. Kushner and Locke each amended his respective employment agreement with the Company to (i) extend the term of the agreement to five years from the effective date thereof (March 1999) and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996, $270,000 in fiscal 1997 and $290,000 in fiscal 1998. In fiscal 1992, Messrs. Kushner and Locke elected to forego certain executive production and incentive bonuses. Under the revised employment agreements, Messrs. Kushner and Locke each have a base salary of $400,000 in fiscal 1994 and $425,000 in fiscal 1995 through fiscal 1998, subject to potential increase upon review by the Company's Board of Directors after fiscal 1995. Messrs. Kushner and Locke also are each entitled to 5% of the gross profit (as defined) earned by the Company on a sale or other disposition of substantially all rights of the Company to 1ST AND TEN (other than pay cable and distribution rights heretofore granted to a pay cable network).

    In order to induce Messrs. Kushner and Locke to amend their employment agreements in March 1994, the Company granted to each as of March 10, 1994 options to purchase 900,000 shares of Common Stock at an exercise price per share equal to $0.84 (the last reported sale price of the Common Stock on the date of the initial closing of the 8% Debentures). The options vest over a five year period, with 20% vesting at each anniversary of the date of grant (subject to possible acceleration following a "change-in-control").

    The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including payment of an amount equal to the premiums in respect of $3,500,000 of term life insurance with beneficiaries to be designated by each person and disability insurance for each person. After the employment agreements expire or are terminated, Messrs. Kushner and Locke will be entitled to certain payments should they continue to provide executive producer or consulting services to the Company. The agreements permit Messrs. Kushner and Locke to collect outside compensation to which they may be entitled and to provide incidental and limited services outside of their employment with the Company and to receive compensation therefor, so long as such activities do not materially interfere with the performance of their duties under the agreements. Each of Messrs. Kushner and Locke also may require the Company to change its name to remove his name within one year after the expiration or termination of the term of his employment, except for product released prior to such termination, and except that the Company may continue to use such name for a period of one year after such notice.

    In fiscal 1992, in connection with the Company's public offering of common stock, Messrs. Kushner and Locke deposited 600,000 shares of the Company's common stock with an escrow agent. Under the agreement with the Company, as revised, if a designated earnings before income taxes and extraordinary items requirement was not met for the year ending September 30, 1993, Messrs. Kushner and Locke would make capital contributions by releasing the shares of common stock to the Company. Effective October 1, 1993, these shares were contributed back to the Company for no consideration and retired.

    In April 1994, Ms. Nelson entered into a two-year employment contract with an option for a third year with the Company providing for a base salary of $175,000 per year, subject to annual increases of 7 1/2% commencing in the second year of the agreement. Ms. Nelson received a signing bonus equal to $25,000 and is entitled to an incentive bonus equal to 1/2% of the Company's pre-tax earnings, which incentive bonus cannot exceed 50% of Ms. Nelson's base salary. The Company has also granted Ms. Nelson options to acquire an aggregate of 225,000 shares of Common Stock at an exercise price of $0.75 per share (the last reported sale price of the Common Stock on the date of the grant); such options vest in installments of 75,000 shares over the three year term of Ms. Nelson's employment agreement.

    DIRECTOR COMPENSATION

    During fiscal 1989, the Company entered into a consulting agreement with Mr. Stuart Hersch to engage his services until September 30, 1994 as an executive consultant. Pursuant to the consulting agreement the

Company granted Mr. Hersch stock options to purchase 854,192 shares of common stock at $1.555 per share. During fiscal 1990, the consulting agreement was amended, reducing the options granted to 427,096 shares. As of September 30, 1995, 427,096 options had vested.

    In consideration of the elimination of certain demand registration rights, the Company indemnified Mr. Hersch in the event Mr. Hersch sold 510,000 shares of the Company's common stock to third parties at a price less than $1.75 per share. The Company paid Mr. Hersch a total of $275,000 during the three-year period ended September 30, 1994 related to such indemnification. Mr. Hersch was paid $100,000 as a consulting fee under the amended consulting agreement during each year in the three year period ended September 30, 1993.

    EMPLOYEE BENEFIT PLANS

    The Company participates in various multiemployer defined benefit and defined contribution pension plans under union and industry agreements. These plans include substantially all participating film production employees covered under various collective bargaining agreements. The Company funds the costs of such plans as incurred. Corporate employees not related to actual film production are covered under medical, dental and vision care plans; and after one year of employment, may participate in a 401(k) retirement plan with an option for a 125 Flexible Savings plan which are administered by Mutual of Omaha.

    LEASE

    The Company is obligated under a noncancelable operating lease for office space on the 20th and 21st floors at its principal executive offices and for office space at 83 Maryleborne High Street in London at September 30, 1995 as follows:

        Fiscal 1996 (20th and 21st floors)......................................     568,000
        Fiscal 1997.............................................................     561,000
        Fiscal 1998.............................................................     540,000
        Fiscal 1999.............................................................     540,000
        Thereafter..............................................................     273,000
                                                                                  ----------
Total minimum future lease rental payments......................................  $2,482,000
                                                                                  ----------
                                                                                  ----------

    Rental expense for the years ended September 30, 1995, 1994 and 1993 was approximately $505,000, $401,000 and $493,000, respectively.

    CONTINGENCIES

    On December 26, 1995, Guano Holdings Ltd. ("Guano") filed a complaint against the Company, two of the Company's subsidiaries, an employee of the Company, Savoy Pictures, Inc., and Allied Pinocchio Productions, Ltd. claiming that Guano was entitled to be a partner in the film project entitled THE LEGEND OF PINOCCHIO and that it is seeking approximately $5,000,000 as damages. While this proceeding is in the preliminary stages and there can be no assurance that the Company will be successful on the merits of this lawsuit, the Company believes it has good and meritorious defenses to the claims and that this action will not have a material adverse effect on the Company's financial condition.

    The Company is involved in certain other legal proceedings and claims arising out of the normal conduct of its business. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial position.

    In its normal course of business as a entertainment distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation. This initial advance for rights ranges for 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by unrelated third party producers of acceptable film and video materials and other proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of September 30, 1995 the Company had made contractual agreements for an aggregate of

$1,300,000 in payments due should those third party producers complete delivery to the Company. About one half of these obligations have originated in the Company's cable joint venture known as KLC/New City. These amounts are payable over the next eighteen months.

(9) RELATED PARTY TRANSACTIONS
    In fiscal 1993, the Company entered into a domestic home video distribution agreement with the A*Vision Entertainment division of Atlantic Records, a subsidiary of Time-Warner, Inc. for the feature film DEADLY EXPOSURE. Stuart Hersch, a Director of the Company, has been president of A*Vision since August 1990. The distribution agreement provides for payment by A*Vision to the Company of $250,000 in exchange for domestic home video rights, subject to certain back-end participation rights of the Company, and payments by the Company to A*Vision of 30% of the Company's net revenues derived from Canadian home video and broadcast television exploitation of DEADLY EXPOSURE. The Company has paid approximately $28,000 to A*Vision pursuant to such agreement.

    In fiscal 1994, the Company entered into additional motion picture distribution arrangements with A*Vision, which subsequently changed its name to WarnerVision. WarnerVision and the Company share production costs and expenses and any resulting net revenues after recoupment of investments. Under this arrangement the Company entered into domestic home video distribution agreements with WarnerVision for the feature films LADY-IN-WAITING and LAST GASP which provided for the payment by WarnerVision to the Company of $510,000 and $530,000, in exchange for participation rights with the Company in the revenues derived from the exploitation of those two films. In fiscal 1994, the Company also agreed for WarnerVision to license domestic home video distribution rights to WES CRAVEN PRESENTS THE MINDRIPPER substituting a lower gross revenue participation for the other net revenue participation. In fiscal 1995, the Company entered into a $696,000 net revenue arrangement with WarnerVision similar to DOUBLE EXPOSURE, LADY-IN-WAITING and LAST GASP for a fourth feature film entitled SERPENT'S LAIR. Through September 30, 1995, the Company had received approximately $1,986,000 towards these four films pursuant to these net revenue financing and distribution arrangements. The Company believes that the terms of the foregoing transactions are no less favorable to the Company than those that could have been obtained in transactions with unaffiliated third parties.

(10) MAJOR CUSTOMERS AND EXPORT SALES
    Revenues to major customers which exceeded 10% of net operating revenues represented 45%, 51% and 48% of net operating revenues for the years ended September 30, 1995, 1994 and 1993, respectively, and consisted of the following:

                                                                              YEAR ENDED SEPTEMBER 30
                                                                        ------------------------------------
                                                                           1995        1994         1993
                                                                        ----------  -----------  -----------
Television Network CBS................................................  $6,045,000  $18,320,000  $ 8,110,000
Television Network ABC................................................      --        7,440,000    5,850,000
Television Network NBC................................................   3,105,000      --           --
Pay/Cable Television Network..........................................      --          --         6,575,000
                                                                        ----------  -----------  -----------
                                                                        $9,150,000  $25,760,000  $20,535,000
                                                                        ----------  -----------  -----------
                                                                        ----------  -----------  -----------

    Accounts receivable from these major customers totaled $356,000, $235,000 and $168,000 at September 30, 1995, 1994 and 1993, respectively.

    Domestic and international accounts receivable consisted of the following:

                                                                        YEAR ENDED SEPTEMBER 30
                                                                        -----------------------
                                                                           1995        1994
                                                                        ----------  -----------
Accounts Receivable:
  Domestic............................................................  $3,560,000  $ 2,465,000
  International.......................................................   4,704,000    4,362,000
                                                                        ----------  -----------
                                                                         8,264,000    6,827,000
Less: Allowance for Doubtful Accounts.................................    (400,000)    (650,000)
                                                                        ----------  -----------
                                                                        $7,864,000  $ 6,177,000
                                                                        ----------  -----------
                                                                        ----------  -----------

    Export sales by geographic areas were as follows:

                                                                              YEAR ENDED SEPTEMBER 30
                                                                        ------------------------------------
                                                                           1995        1994         1993
                                                                        ----------  -----------  -----------
Europe................................................................  $3,500,000  $ 6,643,000  $ 5,355,000
Canada................................................................     327,000    1,121,000      393,000
Other.................................................................   2,408,000    2,486,000    1,456,000
                                                                        ----------  -----------  -----------
                                                                        $6,235,000  $10,250,000  $ 7,204,000
                                                                        ----------  -----------  -----------
                                                                        ----------  -----------  -----------

    Other sales were principally to customers in Asia, South America and Australia.

(11) FOURTH QUARTER ADJUSTMENTS
    During the fourth quarter of 1995, the Company revised its estimate of future revenues for ALADDIN, THE BARBARA DE ANGELIS SHOW, TRAIL WATCH, SWEET BIRD OF YOUTH, and PIGASSO'S PLACE. These revised estimates and, to a lesser extent, revised estimates on other programming no longer being produced by the Company were not material to the Statements of Operations. During the fourth quarter of 1994, the Company revised its estimate of future revenue for 1ST AND TEN and SWEATING BULLETS and other programming no longer being produced by the Company. These revised estimates resulted in a reduction in the carrying value of such programs and amortization expense of approximately $7,800,000. The major component of this reduction resulted from developments surrounding O.J. Simpson, who starred in the 1ST AND TEN series which was cancelled from Rerun Syndication.

                           THE KUSHNER-LOCKE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II

ALLOWANCE    BALANCE    ADDITIONS                 BALANCE
   FOR         AT       CHARGED TO   DEDUCTIONS    AT END
DOUBTFUL    BEGINNING   COSTS AND      DUE TO        OF
ACCOUNTS    OF PERIOD    EXPENSES    WRITE-OFFS    PERIOD
---------   ---------   ----------   ----------   --------
 1995       $ 650,000    $450,000     $700,000    $400,000
 1994       $ 450,000    $200,000       --        $650,000
 1993       $ 350,000    $185,000     $ 85,000    $450,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE KUSHNER-LOCKE COMPANY
                                      (Registrant)

Dated: January 12, 1996               /s/DONALD KUSHNER
                                      Donald Kushner
                                      Co-Chairman of the Board,
                                      Co-Chief Executive Officer
                                      and Secretary

Dated: January 12, 1996               /s/LENORE NELSON
                                      Lenore Nelson
                                      Chief Financial Officer,
                                      Executive Vice President
                                      and Assistant Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE KUSHNER-LOCKE COMPANY
                                      (Registrant)

Dated: January 12, 1996               /s/PETER LOCKE
                                      Peter Locke
                                      Co-Chairman of the Board,
                                      Co-Chief Executive Officer
                                      and President

Dated: January 12, 1996               /s/DONALD KUSHNER
                                      Donald Kushner
                                      Co-Chairman of the Board,
                                      Co-Chief Executive Officer
                                      and Secretary

Dated: January 12, 1996               /s/LENORE NELSON
                                      Lenore Nelson
                                      Chief Financial Officer,
                                      Executive Vice President
                                      and Assistant Secretary

Dated: January 4, 1996                /s/STUART HERSCH
                                      Stuart Hersch
                                      Director

Dated: December 29, 1995              /s/MILT OKUN
                                      Milt Okun
                                      Director

Dated: January 12, 1996               /s/S. JAMES COPPERSMITH
                                      S. James Coppersmith
                                      Director

                               INDEX TO EXHIBITS

    3      Article of Incorporation (A)
    4.1    Indenture between the Company and National City Bank of Minneapolis, as
            Trustee, dated as of December 1, 1990 pertaining to 10% Convertible
            Subordinated Debentures Due 2000, Series A (E)
    4.2    First Supplemental Indenture between the Company and National City Bank of
            Minneapolis, as Trustee, dated as of March 15, 1991 pertaining to 10%
            Convertible Subordinated Debentures Due 2000, Series A (F)
    4.3    Indenture between the Company and National City Bank of Minneapolis, as
            Trustee, dated as of December 1, 1990 pertaining to 13 3/4% Convertible
            Subordinated Debentures Due 2000, Series B (E)
    4.4    Warrant agreement between the Company and City National Bank, as Warrant
            Agent, dated as of March 19, 1991 pertaining to Common Stock Purchase
            Warrants (F)
   10.1    Employment Agreement dated October 1, 1988 between the Company and Donald
            Kushner (A)
   10.1.1  Amendment dated August 18, 1992 to the Employment Agreement dated October 1,
            1988 between the Company and Donald Kushner (J)
   10.1.2  Amendment dated January 20, 1994 to the Employment Agreement dated October
            1, 1988 between the Company and Donald Kushner (K)
   10.1.3  Addendum dated July 1, 1994 to the Employment Agreement dated October 1,
            1988 between the Company and Donald Kushner (M)
   10.2    Employment Agreement dated October 1, 1988 between the Company and Peter
            Locke (A)
   10.2.1  Amendment dated August 18, 1992 to the Employment Agreement dated October 1,
            1988 between the Company and Peter Locke (J)
   10.2.2  Amendment dated January 20, 1994 to the Employment Agreement dated October
            1, 1988 between the Company and Peter Locke (K)
   10.2.3  Addendum dated July 1, 1994 to the Employment Agreement dated October 1,
            1988 between the Company and Peter Locke (M)
   10.3    1988 Stock Incentive Plan of the Company (A)
   10.4    Form of Indemnification Agreement (A)
   10.5    Kushner-Locke Shareholders' Cross-Purchase Agreement dated as of October 1,
            1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen
            Locke, Peter Locke Productions, Inc. and Twelfth Street Limited (A)
   10.5.1  Amendment dated as of May 14, 1992 to the Kushner-Locke Shareholders' Cross-
            Purchase Agreement dated as of October 1, 1988 between and among Donald
            Kushner, Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions,
            Inc. and Twelfth Street Limited (I)
   10.6    Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among
            Donald Kushner, Rebecca Hight, Peter Locke, Karen Locke, Peter Locke
            Productions, Inc. and Twelfth Street Limited (A)
   10.6.1  Amendment dated May 14, 1992 to the Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter
            Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth Street
            Limited (I)
  10.11.2  Third Amended and Restated Credit Agreement between the Company and Imperial
            Bank, dated as of February 9, 1990, as amended and restated on December 14,
            1990, May 1, 1992 and August 31, 1993 (K)
  10.11.3  Imperial Bank Waiver (K)

  10.11.4  Amendment No. 1 dated March 10, 1994 between the Company and Imperial Bank to the Third Amended and Restated Credit Agreement dated February 9, 1990, as amended and restated on December 14, 1990, May 1, 1992 and August 31,
            1993 (K)
   10.12   Lease Agreement, dated as of November 1989, between the Company and 11601
            Wilshire Associates (G)
  10.12.1  Amended Lease Agreement (G)
   10.14   Warrant Agreement between the Company and Paulson Investment Company, Inc.
            dated as of December 20, 1990 (C)
   10.15   Warrant Agreement between the Company and Paulson Investment Company, Inc.
            dated as of March 20, 1991 (F)
   10.16   Warrant Agreement between the Company and Chatfield Dean & Co., Inc. dated as of November 13, 1992 (J)
   10.17   Employment Agreement dated October 1, 1993 between the Company and Lawrence
            Mortorff (K)
   10.19   Fiscal Agency Agreement dated March 10, 1994 between and among the Company,
            Bank America National Trust Company and Bank of America National Trust and
            Savings Association (K)
  10.19.1  Side letter between the Company and BankAmerica Trust Company to the Fiscal
            Agency Agreement dated March 10, 1994 between and among the Company,
            BankAmerica Trust Company and Bank of America National Trust and Savings
            Association (K)
   10.20   Warrant Agreement dated March 10, 1994 between the Company and RAS
            Securities Corp. (K)
   10.21   Warrant Agreement dated March 10, 1994 between the Company and I. Friedman
            Equities, Inc. (K)
   10.22   Fiscal Agency Agreement dated July 25, 1994 between and among the Company,
            Bank America National Trust Company and Bank of America National Trust and
            Savings Association (L)
   10.23   Employment Agreement dated April 25, 1994 between the Company and Lenore
            Nelson (L)
   10.24   Employment Agreement dated September 1, 1994 between the Company and Gregory
            Cascante (M)
   10.25   Employment Agreement dated September 1, 1994 between the Company and Eleanor
            Powell (M)
   10.26   Imperial Bank Commitment Letter regarding Waiver and Amendment of Sections
            5.9 and 5.11 of the Third Amended and Restated Credit Agreement (M)
   10.27   Loan and Security Agreement dated December 1, 1994 between the Company and
            August Entertainment, Inc., and Guarantees between the Company, August
            Entertainment, Inc. and the Allied Entertainments Group PLC and certain of its subsidiaries (M)
   10.28   Letter Agreement, dated March 23, 1995, by and between Woodenhead
            Productions, Ltd. and Newmarket Capital Group, L.P. (N)
   10.29   Modification and Extension of Restated Credit Agreement, dated March 24,
            1995, by and between Imperial Bank and The Kushner-Locke Company (N)
   10.30*  Letter Agreement dated February 6, 1995 by and between Savoy Pictures, Inc.
            and KL Features, Inc. (N)*
   10.31   Letter Agreement dated May 12, 1995 by and between Imperial Bank and The
            Kushner-Locke Company (N)

   10.32   Guaranty, dated July 7, 1995, by and between The Kushner-Locke Company and
            Newmarket Capital Group, L.P. for loan and interest of Allied Pinocchio
            Productions, LTD. (THE LEGEND OF PINOCCHIO) (O)
   10.33   Guaranty, dated May 24, 1995, by and between The Kushner-Locke Company and
            Newmarket Capital Group, L.P for loan and interest of Dayton Way Pictures
            II, Inc. (SERPENT'S LAIR) (O)
   10.34   Guaranty, dated June 12, 1995 by and between The Kushner-Locke Company and
            Newmarket Capital Group L.P. for loan and interest of Dayton Way Pictures,
            Inc. (THE GRAVE) (O)
   10.35   Guaranty, dated July 31, 1995, by and between The Kushner-Locke Company and
            Newmarket Capital Group, L.P for loan and interest of Dayton Way Pictures
            IV, Inc. (WHOLE WIDE WORLD)
   10.36   Guaranty, dated July 1995 by and between The Kushner-Locke Company and
            Banque Paribas (Los Angeles Agency) for loan and interest of Dayton Way
            Pictures III, Inc. (FREEWAY)
   10.37   Second Amendment to Loan and Security Agreement dated September 29, 1995 between Dayton Way Pictures II, Inc. and Newmarket Capital Group L.P.
            waiving contracts receivable milestone (SERPENT'S LAIR)
   10.38   First Amendment to Loan and Security Agreement dated September 29, 1995 between Dayton Way Pictures, Inc. and Newmarket Capital Group L.P. waiving contracts receivable milestone (THE GRAVE)
   10.39   First Amendment to Loan and Security Agreement dated September 29, 1995 between Dayton Way Pictures IV, Inc. and Newmarket Capital Group L.P.
            waiving contracts receivable milestone (WHOLE WIDE WORLD)
   10.40   Modification and Extension of Restated Credit Agreement, dated September 29,
            1995, by and between Imperial Bank and The Kushner-Locke Company
   10.41   Letter Agreement dated December 5, 1995 from New Line Cinema to The Kushner
            Locke Company summarizing New Line/Savoy deal regarding THE LEGEND OF
            PINOCCHIO
   10.42   Modification and Extension of Restated Credit Agreement dated December 22,
            1995 by and between Imperial Bank and The Kushner-Locke Company
   10.43   Letter regarding extension of Restated Credit Agreement dated January 12,
            1996 by and between Imperial Bank and The Kushner-Locke Company
   23.1    Consent of KPMG Peat Marwick LLP

------------------------
* Confidential Treatment Granted.

(A) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-18, as amended, effective December 5, 1988 (Commission File No. 33-25101-LA).

(B) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1989.

(C) Incorporated by reference from the Exhibit to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 1990.

(D) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-37192), as initially filed on October 5, 1990 or as amended on November 30, 1990.

(E) Incorporated by reference from the Exhibits to the Company's Registration Statements on Form S-1, as amended, effective November 30, 1990 (File No. 33-37192), and effective December 20, 1990 (File No. 33-37193).

(F) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, effective March 20, 1991.

(G) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 1991.

(H) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1991

(I) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1992.

(J) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2, as amended, effective November 12, 1992 (Commission File No. 33-51544).

(K) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 1994.

(L) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1994.

(M) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1994.

(N) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 1995.

(O) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1995.