Form 10-K/A
period 1995-09-30
KUSHNER LOCKE CO
filed 1996-01-29
CIK 842009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                ---------------

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
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

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

    The  aggregate market value  based on the closing  price of the Registrant's
Common  Stock  held  by  nonaffiliates  of  the  Registrant  was   approximately
$21,194,000 as of December 31, 1995.

    There were 35,679,607 shares of outstanding Common Stock of the Registrant as of December 31, 1995.

Total number of pages 13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned registrant (the "Registrant") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "Report") as follows:

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

                              DIRECTOR
         NAME           AGE    SINCE                             POSITION
----------------------  ---   -------- ------------------------------------------------------------
Peter Locke             52      1983   Co-Chairman, Co-Chief Executive Officer and President;
                                        Director

Donald Kushner+         50      1983   Co-Chairman, Co-Chief Executive Officer and Secretary;
                                        Director

S. James Coppersmith+   63      1995   Director

Stuart Hersch           45      1989   Director

Milton Okun+            72      1995   Director

Lenore Nelson           45      --     Chief Financial Officer, Executive Vice President and
                                        Assistant Secretary

------------------------
+   Member of Audit Committee

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

    The business experience, principal occupations and employment of each of the directors and executive officers of the Company, for at least the past five years, are as follow:

    Peter Locke co-founded the Company with Donald Kushner and currently serves as Co-Chairman, Co-Chief Executive Officer and President of the Company. Mr. Locke has served as executive producer on substantially all of the Company's programming since its inception. Prior to 1983, Mr. Locke produced several prime-time television programs, including two years of the STOCKARD CHANNING SHOW and the NBC television mini-series THE STAR MAKER, starring Rock Hudson. Mr. Locke also produced two made-for-television movies telecast on CBS and the films THE HILLS HAVE EYES PARTS I and II.

    Donald Kushner co-founded the Company with Peter Locke in 1983 and currently serves as Co-Chairman, Co-Chief Executive Officer and Secretary. Mr. Kushner has served as executive producer on substantially all of the Company's programming since its inception. Mr. Kushner was the producer of TRON, a 1982 Walt Disney theatrical film starring Jeff Bridges, which was nominated for two Academy Awards.

    S. James Coppersmith has served as director of the Company since 1995. Mr. Coppersmith has been Chairman of the Board of Trustees of Emerson College, Boston, Massachusetts, since December 1993. Previously, he served as President of WCVB-TV Boston, a division of the Hearst Corporation, from 1982 to June 1994. In addition, Mr. Coppersmith has been a member of the Board of Governors of the Boston Stock Exchange since January 1995. Mr. Coppersmith has been a Director of Sun America Asset Management Corp., a division of Sun America Corp., since 1985, of Pizzeria Uno Corp. since 1987 and of Waban Corp. since March 1994.

    Stuart Hersch has served as a director of the Company since August 1989. Mr. Hersch was an executive consultant to the Company on a full-time basis from August 1989 through August 1990, and on a part-time basis from September 1990 through September 1993. From August 1990 to January 1996, Mr. Hersch was President of the WarnerVision Entertainment division of Atlantic Records, a subsidiary of Time-Warner, Inc. From 1988 to August 1989, Mr. Hersch was Chairman of Hersch Diener & Company, an independent consulting firm. From 1983 to 1987, Mr. Hersch was the Chief Operating and Chief Financial Officer of King World Productions, Inc.

    Milton Okun has served as a director of the Company since 1995. Mr. Okun is founder and major shareholder of Cherry Lane Music Company, Inc., which is a privately held company. Mr. Okun has held these positions since 1960.

    Lenore Nelson joined the Company in May 1994 and currently serves as Chief Financial Officer, Executive Vice President and Assistant Secretary. From December 1989 to May 1994, Ms. Nelson was a Senior Vice President with the Entertainment Industries Group at Imperial Bank. Prior thereto, Ms. Nelson was a Vice President of Entertainment Industries at Bank of California. Ms. Nelson has also acted as a manager of film/television post-production services provided to various entertainment companies including Columbia Television, The Walt Disney Company, Warner Brothers, Inc., Paramount Communications, Inc. and NBC Productions.

    Directors who are also executive officers of the Company do not receive any additional compensation for serving as members of the Board of Directors or any committee thereof. Peter Locke, Donald Kushner and Milton Okun will receive no compensation for serving as a member of the Board of Directors. S. James Coppersmith and Stuart Hersch will receive $20,000 and $25,000, respectively, payable quarterly for fiscal 1995 for serving on the Board of Directors and any committees, thereof.

    During the 1995 fiscal year, there were two meetings of the Board of Directors and no meetings of the Option Committee of the Board of Directors. All other actions of the Board of Directors and Option Committee were taken pursuant to unanimous written consents. There was no meeting of the Audit Committee apart from the full meeting of the Board of Directors. Each then-current director attended the meetings of the Board of Directors and the Option Committee held during the period for which he has been a director or for which he has served as an Option Committee member.

OTHER SIGNIFICANT EMPLOYEES

    Gregory Cascante, age 46, joined the Company on September 1, 1994 as President and Chief Executive Officer of Kushner-Locke International, Inc., the international theatrical distribution subsidiary of the Company. Cascante has served as President and Chief Executive Officer of August Entertainment, a foreign sales agency for theatrical film producers, since 1988.

    Patricia Clifford, age 45, has served as an Executive Producer for the Company since January 1993. Prior to joining the Company, Ms. Clifford was President of Interscope Communications from 1986 through January 1993.

    Rob Dwek, age 31, has been with the Company since October 1990 as Vice President of Development; as Executive Vice President of Development of the Company since January 1995; and as President of Television since June 1995. Before joining the Company, Mr. Dwek was employed by Creative Artists Agency from July 1989 to October 1990 and prior thereto was with Bob Athens Productions.

    Janet Faust, age 41, has served as an Executive Producer for the Company since March 1992. Prior to joining the Company, Ms. Faust was an Executive Producer for Spectator Films from June 1989 to March 1992 and from May 1984 to May 1989 was employed by NBC where she supervised the development and production of numerous made-for-television movies.

    Marvinia Anderson, age 53, has served as President of KL International, Inc., the Company's international television distribution subsidiary, since June 1995. Prior to joining the Company, she served in various executive sales positions with World International Network, Inc., Capital Cities/ABC and Times Mirror Cable.

    Lawrence Mortorff, age 48, has served as President of KL Features, Inc., a subsidiary of the Company responsible for the production of feature films, since October 1993. From April 1993 to October 1993, Mr. Mortorff served as a consultant to the Company. Mr. Mortorff was an independent producer of films from 1987 through the time prior to joining the Company. Additionally, Mr. Mortorff formed ISO, a company which represents films internationally, in 1989. From 1985 to 1986, Mr. Mortorff was president of Scotti Bros. Pictures. Prior to 1985, Mr. Mortorff held various executive positions in the entertainment industry, including vice president of ICM, and as an associate attorney in two California law firms.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act, requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and greater than 10% beneficial owners of any class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely  on a  review of  the copies  of such  forms furnished  to  the
Company   and  certain  written  representations  from  executive  officers  and directors, the Company  believes that  each such  person has  complied with  all
Section 16(a) filing requirements applicable to such executive officers, directors and greater than 10% beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION

CASH COMPENSATION

    The following table sets forth the cash compensation paid or accrued by the Company during the fiscal year ended September 30, 1995 to the Chief Executive Officer and each executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                      ANNUAL         -------------
                                                                 COMPENSATION (1)     SECURITIES
                                                               --------------------   UNDERLYING        ALL OTHER
                                                     FISCAL     SALARY      BONUS    OPTIONS/SARS   COMPENSATION (2)
           NAME AND PRINCIPAL POSITION                YEAR        ($)        ($)          (#)              ($)
--------------------------------------------------  ---------  ---------  ---------  -------------  -----------------
Peter Locke                                              1995    425,000     --           --               24,000
Co-Chairman, Co-Chief Executive Officer and              1994    400,000     --        900,000/0           21,000
 President                                               1993    397,000     --           --               21,000

Donald Kushner                                           1995    425,000     --           --               21,000
Co-Chairman, Co-Chief Executive Officer and              1994    400,000     --        900,000/0           20,000
 Secretary                                               1993    397,000     --           --               20,000

Lenore Nelson                                            1995    182,000     --           --               --
Chief Financial Officer, Executive Vice President        1994     78,000     25,000    225,000/0           --
 and Assistant Secretary                                 1993     --         --           --               --

------------------------
(1) Does not include perquisites including non-accountable expense allowances in the case of Messrs. Locke and Kushner, which do not exceed the lesser of 10% of annual salary and bonus reported or $50,000.

(2) Term life insurance premiums paid by the Company on behalf of the Named Executive Officer in respect of a $3,500,000 policy and disability insurance premiums paid by the Company on behalf of the Named Executive Officer.

EMPLOYMENT AGREEMENTS

    MESSRS. KUSHNER AND LOCKE. In March 1994, Messrs. Kushner and Locke each agreed to an amendment to his respective employment agreement with the Company to (i) extend the term of the agreement to September 1998 and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996, $270,000 in fiscal 1997 and $290,000 in fiscal 1998. Under the revised employment agreements, Messrs. Kushner and Locke each received a base salary of $400,000 in fiscal 1994 (which increased to $425,000 in fiscal 1995) and will receive a base salary of $425,000 in fiscal 1996 through fiscal 1998, subject to potential increase upon review of such salaries by the Company's Board of Directors.

    In order to induce Messrs. Kushner and Locke to enter into the amended employment agreements, the Company granted to each as of March 7, 1994 options to purchase 900,000 shares of Common Stock at an exercise price per share equal to $0.84. The options vest over a five year period, with 20% vesting at each anniversary of the date of grant (subject to possible acceleration following a "change-in-control"). Options to purchase up to 180,000 shares have vested to each officer as of December 31, 1995. Options granted to Messrs. Kushner and Locke were approved by the shareholders of the Company at the Annual Meeting of Shareholders held on May 17, 1994.

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

    MS. NELSON. In April 1994, Ms. Nelson entered into a two-year employment contract with the Company providing for a base salary of $175,000 per year, subject to annual increases of 7 1/2% commencing in the second year of the agreement. Ms. Nelson received a signing bonus equal to $25,000 and is entitled to an annual incentive bonus equal to 1/2% of the Company's pre-tax earnings, which incentive bonus cannot exceed 50% of Ms. Nelson's base salary for such year. As of April 25, 1994, the Company granted Ms. Nelson options to acquire an aggregate of 225,000 shares of Common Stock at an exercise price of $0.75 per share; such options vest in installments of 75,000 shares over a three year period on each anniversary of the date of the grant.

STOCK INCENTIVE PLAN

    The Stock Incentive Plan adopted by the Board of Directors in October 1988 (the "Plan") authorizes the granting of stock incentive awards ("Awards") to qualified officers, employee directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. In May 1994, the stockholders of the Company voted to increase the authorized number of shares available under the Plan from 1,500,000 to 4,500,000. The Plan may be administered by a committee appointed by the Board and consisting of three or more members, each of whom must be disinterested. The Plan is currently administered by S. James Coppersmith, Stuart Hersch and Milton Okun (for purposes hereof, the administering body is referred to as the "Committee"). The Committee determines the number of shares to be covered by an Award, the term and exercise price, if any, of the Award and other terms and provisions of Awards.

    The Plan is designed to help the Company attract and retain qualified persons for positions of substantial responsibility and to provide certain key employees and consultants with an additional incentive to contribute to the success of the Company. As of December 31, 1995, options to purchase 3,860,000 shares of the Company's Common Stock were outstanding under the Plan, options to purchase 215,000 shares had been exercised, 199,500 options had expired or been canceled and 425,000 shares remained available for granting options under the Plan.

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

    All employees, officers and directors of, and consultants to, the Company are eligible to participate in the Plan. The Committee determines which persons shall be granted options, the extent of such grants and, consistent with the
Plan, the terms and conditions thereof. As of December 31, 1995, approximately 64 employees of the Company, and no directors of the Company who are not also employees of the Company, are eligible to receive option grants under the Plan. Options granted under the Plan may be either ISOs or options which are not intended to qualify as ISOs, except that ISOs may only be granted to employees of the Company.

    The aggregate fair market value (determined on the date of grant) of the shares of Common Stock for which ISOs may be granted to any participant under the Plan and any other plan by the Company or its affiliates which are exercisable for the first time by such participant during any calendar year may not exceed $100,000.

    The options granted under the Plan become exercisable on such dates as the Board determines in the terms of each individual option. Options are subject to termination in the event of a disposition of all or substantially all of the assets or capital stock of the Company by means of a sale, merger, consolidation, reorganization, liquidation or otherwise; unless the Committee arranges for a continuation of the Plan or for the optionee to receive payment or new options covering shares of the corporation purchasing or acquiring the assets or stock of the Company, in substitution of the options granted under the Plan. The Committee in any event may, on such terms and conditions as it deems appropriate, accelerate the exercisability of options granted under the Plan. An ISO to a holder of more than 10% of the total combined voting power of all classes of stock of the Company must expire no later than five years from the date of grant. A nonqualified stock option must expire no later than ten years from the date of the grant.

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

    During fiscal 1995, the Company committed, subject to final documentation, to reprice options to purchase 200,000 shares and 400,000 shares previously granted to Gregory Cascante and Lawrence Mortorff, respectively, to the then current market price of the Company's common stock. The determination was made to reprice such options in connection with obtaining the agreement of such employees to certain amendments to their employment contracts. See "Certain Relationships and Related Transactions."

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED
                                                 VALUE      OPTIONS/SARS AT FY-     IN-THE-MONEY OPTIONS/
                           SHARES ACQUIRED     REALIZED     END (#) EXERCISABLE/     SARS AT FY-END ($)
         NAME              ON EXERCISE (#)        ($)          UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
-----------------------  -------------------  -----------  ----------------------  -----------------------
Peter Locke                         -0-           N/A            180,000/720,000             0/0
Donald Kushner                      -0-           N/A            180,000/720,000             0/0
Lenore Nelson                       -0-           N/A             75,000/150,000             0/0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the most recently completed fiscal year, the Board of Directors did not have a compensation committee. Rather, the full Board of Directors of the Company participates in deliberations and decisions regarding executive compensation. Other than Messrs. Kushner and Locke, no member of the Board of Directors was, during the fiscal year, or formerly, an officer or employee of the Company or any of its subsidiaries. During fiscal year 1995, Mr. Locke served as Co-Chairman of the Board , Co-Chief Executive Officer and President of the Company, and Mr. Kushner served as Co-Chairman of the Board, Co-Chief Executive and Secretary of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  BENEFICIAL OWNERSHIP OF CERTAIN STOCKHOLDERS

    The following table sets forth certain information as of December 31, 1995 concerning the beneficial ownership of Common Stock, by (i) each person who is known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of the current Directors of the Company; (iii) each of the Named Executive Officers; and (iv) all current Directors and Executive Officers of the Company as a group.

                                                                                  COMMON STOCK          PERCENT OF
BENEFICIAL OWNER                                                               BENEFICIALLY OWNED        CLASS (8)
-------------------------------------------------------------------------  ---------------------------  -----------
Peter Locke..............................................................     3,346,017(1)                    9.28%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

Donald Kushner...........................................................     3,346,942(1)(2)                 9.28%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

Stuart Hersch............................................................       536,288(3)                    1.49%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

Milton Okun..............................................................       512,820(4)                    1.42%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 275-7618

Lenore Nelson............................................................        75,000(5)                   *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

S. James Coppersmith.....................................................        25,000                      *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(617) 631-2097

Froley, Revy Investment Co., Inc.........................................     4,393,054(6)                   10.96%
10900 Wilshire Boulevard
Suite 1050
Los Angeles, CA 90024

FMR Corp.................................................................     3,076,923(7)                    7.94%
82 Devonshire Street
Boston, Massachusetts 02109

All directors and executive officers as a group
 (six individuals).......................................................     7,842,067(1)(2)(3)(4)(5)       20.96%

------------------------
*   Less than 1%

(1) Includes 360,000 shares subject to options which are currently exercisable or exercisable within 60 days of the date hereof, and excludes 540,000 options which are not currently exercisable or exercisable within 60 days of the date hereof.

(2) Includes 200,000 shares owned by a corporation controlled by Mr. Kushner.

(3) Includes 427,096 shares subject to options currently exercisable.

(4) Represents shares of Common Stock issuable upon conversion of the Company's 8% Convertible Subordinated Debentures ("8% Debentures") due December 15, 2000 beneficially owned by Mr. Okun.

(5) Includes 75,000 shares subject to options which are currently exercisable or exercisable within 60 days of the date hereof, and excludes 150,000 options which are not currently exercisable or exercisable within 60 days of the date hereof.

(6) Represents shares of Common Stock issuable upon conversion of the Company's 8% and the Company's 9% Convertible Subordinated Debentures due July 1, 2002 beneficially owned by Froley, Revy Investment Co., Inc. The information provided herein is based on information contained in a Schedule 13G dated February 27, 1995 as filed by Froley, Revy Investment Co., Inc. with the Securities and Exchange Commission and information provided from a representative of the beneficial owner.

(7) Represents shares of Common Stock issuable upon conversion of the Company's 8% Debentures beneficially owned by FMR Corp. The information provided herein is based on information contained in a Schedule 13G dated March 31, 1995 as filed by FMR Corp. with the Securities and Exchange Commission and information provided from a representative of the beneficial owner.

(8) As a percentage of the 35,679,607 shares outstanding on December 31, 1995 plus certain shares issuable upon conversion of convertible securities or subject to options held by such person or persons.

    Messrs. Kushner and Locke have entered into an agreement dated October 1, 1988 (the "Cross-Purchase Agreement"), which provides that (i) upon the death of either party, the surviving party is obligated to purchase the number of the decedent's shares in the Company the aggregate value of which equals $3,500,000 (a $3,500,000 life insurance policy has been taken out by the Company for the benefit of each of Messrs. Kushner and Locke on the life of the other person), the surviving party shall have the option, but not the obligation, to purchase the remaining shares at the same price per share if the insurance proceeds are less than the aggregate purchase price for all of the decedent's shares, (ii) if either party desires to sell his shares of Common Stock, other than a market transaction, the other party shall have a right of first negotiation with respect to such shares; and (iii) if either of Messrs. Kushner or Locke is no longer employed by the Company by reason of termination (A) by such person, (B) for cause, (C) on account of disability or (D) by expiration of such person's employment agreement, and the other party is employed, the employed party will have the right to purchase the other party's shares for an amount equal to 90% of the average of the bid and ask price per share for the 30 days prior to the date on which such option is exercised. The option must be exercised no sooner than three months nor later than six months from the date employment is terminated and must be accompanied by payment equal to 10% of the aggregate purchase price. The balance of the purchase price is to be paid in cash no later than six months from the date of exercise. Messrs. Kushner and Locke have entered into a Trust Agreement to effectuate the provisions of the Cross-Purchase Agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In fiscal 1993, the Company entered into a domestic home video distribution agreement with WarnerVision for the feature film DEADLY EXPOSURE. Stuart Hersch, a Director of the Company, was president of WarnerVision at this time. The distribution agreement provides for payment by WarnerVision to the Company of an advance in exchange for certain domestic home video rights, subject to certain back-end participation rights of the Company, and payments by the Company to WarnerVision of 30% of the Company's net revenues derived from Canadian home video and broadcast television exploitation of DEADLY EXPOSURE. Through September 30, 1995, the Company has paid approximately $27,800 to WarnerVision pursuant to such agreement.

    In fiscal 1994, the Company entered into certain motion picture financing arrangements with WarnerVision whereby WarnerVision and the Company share production costs and expenses and any resulting revenues with respect to certain motion pictures. The Company has also entered into domestic home video distribution agreements with WarnerVision for the feature films LADY-IN-WAITING and LAST GASP. These agreements provide for the payment by WarnerVision to the Company of $510,000 and $530,000 in exchange for WarnerVision receiving participation rights with the Company in the revenues derived from the exploitation of LADY-IN-WAITING and LAST GASP, respectively. The Company also agreed to license to WarnerVision domestic distribution rights to WES CRAVEN
PRESENTS: MIND RIPPER for a recoupable minimum guaranty payment against revenues.

    In fiscal 1995, the Company entered into a $696,000 net revenue arrangement with WarnerVision similar to DOUBLE EXPOSURE, LADY-IN-WAITING and LAST GASP for a fourth film entitled SERPENT'S LAIR. Through September 30, 1995, the Company had received approximately $1,986,000 from WarnerVision towards the production costs and expenses of these films pursuant to such financing and distribution arrangements. The Company believes that the terms of the forgoing transactions are no less favorable to the Company than those that could have been obtained in transactions with unaffiliated third parties.

    Following the conclusion of fiscal 1994, the Company agreed to advance August Entertainment, Inc. ("August") up to $1,000,000 of which $650,000 was advanced and which bears interest at the lesser of (a) Prime (8.5% as of December 31, 1995) + 2% and (b) 10%. Gregory Cascante, President and Chief Executive Officer of Kushner-Locke International, Inc., is also President and Chief Executive Officer of August Entertainment. The Company's outstanding advance is secured by all of the assets of August, including a pledge of all sales commissions due to August from the films SLEEP WITH ME, LAWNMOWER MAN II and NOSTRADAMUS from which the Company has been paid approximately $170,000 against this advance. As of September 30, 1995 the outstanding balance of principal and accrued interest was approximately $676,500. In addition, pursuant to an agreement between the Company and August, August receives producer fees, profit participations and overrides on domestic and international sales for films which are being packaged by August in conjunction with Kushner-Locke International, Inc. Films which may generate such fees to August are FREEWAY and MANSLAYER.

    Mr. Cascante manages the international film sales of the Company through a separate subsidiary of the Company. Under his employment agreement entered into in September 1994, Mr. Cascante was to receive a percentage of pre-tax profit of Kushner-Locke International, Inc. ranging from 2.5% to 10% based on a sliding scale related to certain profit thresholds, with an aggregate of compensation and pre-tax profit payments not to exceed 200% of his $187,500 base salary. In September 1995, Mr. Cascante and the Company agreed in principle, and subject to documentation, to amend his employment agreement to, among other things, remove his pre-tax profit participation in Kushner-Locke International, Inc. Mr. Cascante's base salary for fiscal 1996 is $243,750.

    Lawrence Mortorff, President of KL Features, Inc., manages the feature film division of the Company through this subsidiary of the Company which is 95% owned by the Company, and 5% owned by Mr. Mortorff. Mr. Mortorff has personally received loans from the Company payable on demand which bear interest at Prime (8.5% as of December 31, 1995) + 1 1/2%. As of September 30, 1995, the outstanding amount of such loans was approximately $74,000, which will be repaid through an assignment of production bonuses. Pursuant to an October 1993 employment agreement with the Company, Mr. Mortorff received a salary of $198,000 in fiscal 1995 and additional compensation in bonuses for each film that KL Features, Inc. produced based on the amount of the production budget of each such film. Under an amendment to his employment agreement, subject to final documentation, it is contemplated that Mr. Mortorff will receive an annual salary of $325,000; his ownership interest in KL Features, Inc. will be capped at 5% and the definition and terms of his production bonuses will be modified.

    Cherry Lane Music Company, Inc. ("Cherry Lane"), which is owned by Board of Directors member Milton Okun, has entered into an agreement to become the music administrator for The Kushner-Locke Company effective August 15, 1994. Cherry Lane will receive specified fees for the collection of revenues derived from music publishing and record contracts.

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

Date: January 24, 1996

                                          THE KUSHNER-LOCKE COMPANY
                                          (Registrant)

                                          By:          /s/ PETER LOCKE

                                             -----------------------------------
                                                         Peter Locke
                                                  CO-CHAIRMAN OF THE BOARD,
                                               CO-CHIEF EXECUTIVE OFFICER AND
                                                          PRESIDENT

                                          By:        /s/ DONALD KUSHNER

                                             -----------------------------------
                                                       Donald Kushner
                                                  CO-CHAIRMAN OF THE BOARD,
                                               CO-CHIEF EXECUTIVE OFFICER AND
                                                          SECRETARY

                                          By:         /s/ LENORE NELSON

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

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------

                                     Co-Chairman of the Board
          /s/ PETER LOCKE             and Co-Chief Executive
-----------------------------------   Officer and President;    January 24, 1996
            Peter Locke               Director

                                     Co-Chairman of the Board,
        /s/ DONALD KUSHNER            Co-Chief Executive
-----------------------------------   Officer and Secretary;    January 24, 1996
          Donald Kushner              Director

-----------------------------------  Director                   January   , 1996
           Stuart Hersch

          /s/ MILTON OKUN
-----------------------------------  Director                   January 24, 1996
            Milton Okun

     /s/ S. JAMES COPPERSMITH
-----------------------------------  Director                   January 25, 1996
       S. James Coppersmith

         /s/ LENORE NELSON           Chief Financial Officer,
-----------------------------------   Executive Vice President  January 24, 1996
           Lenore Nelson              and Assistant Secretary