Form 10-Q
period 1995-12-31
KUSHNER LOCKE CO
filed 1996-02-14
CIK 842009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 1995              COMMISSION FILE NO. 0-17295

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/    No / /

    There were 35,679,607 shares of outstanding Common Stock of the Registrant as of January 31, 1996.

                            ------------------------

Total number of pages 21                         Exhibit Index begins on page 21

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1995

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

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

                                PART II.  OTHER INFORMATION

Items 1 through 5.  Not Applicable

Item 6.             Exhibits and Reports on Form 8-K

                        (a)  Exhibits:10.44
                                     10.45
                                     10.46
                                     10.47
                                     10.48
                                     10.49
                                     10.50
                                     10.51

                        (b)  Reports on Form 8-K: None

                                     PART I

ITEM 1.

                             THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    (UNAUDITED)      (AUDITED)
                                                                                    DECEMBER 31,   SEPTEMBER 30,
                                                                                        1995            1995
                                                                                   --------------  --------------
Cash and cash equivalents........................................................  $    1,705,000  $    3,139,000
Restricted cash..................................................................       1,959,000       1,162,000
Accounts receivable, net of allowance for doubtful accounts......................      12,751,000       7,864,000
Due from affiliates..............................................................         305,000         309,000
Notes receivable from August Entertainment, Inc..................................         597,000         676,000
Film costs, net of accumulated amortization......................................      72,416,000      73,716,000
Property and equipment, at cost, net of accumulated depreciation and
 amortization....................................................................         494,000         515,000
Other assets.....................................................................       1,604,000       1,571,000
                                                                                   --------------  --------------
                                                                                   $   91,831,000  $   88,952,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                       LIABILITIES AND STOCKHOLDERS EQUITY

Accounts payable and accrued liabilities.........................................  $    4,285,000  $    3,245,000
Notes payable....................................................................      30,807,000      28,398,000
Deferred film license fees.......................................................       2,990,000       2,753,000
Contractual obligations, principally participants' share payable and talent
 residuals.......................................................................         756,000         995,000
Production advances..............................................................      14,962,000      16,609,000
Convertible subordinated debentures, net of deferred issuance costs..............      17,622,000      17,745,000
                                                                                   --------------  --------------
    Total liabilities............................................................  $   71,422,000  $   69,745,000
                                                                                   --------------  --------------
Stockholders' equity:
  Common stock, no par value. Authorized 80,000,000 shares, issued and outstanding 35,679,607 shares at December 31, 1995 and 35,466,599 shares at
   September 30, 1995............................................................      23,527,000      23,337,000
Accumulated deficit..............................................................      (3,118,000)     (4,130,000)
                                                                                   --------------  --------------
    Total stockholders' equity...................................................  $   20,409,000  $   19,207,000
                                                                                   --------------  --------------
                                                                                   $   91,831,000  $   88,952,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

     See accompanying Notes to condensed consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                     -----------------------------
                                                                                          1995           1994
                                                                                     --------------  -------------
Operating revenues.................................................................  $   16,107,000  $   5,438,000
Costs related to operating revenues................................................      13,313,000      4,297,000
Selling, general and administrative expenses.......................................         896,000        993,000
                                                                                     --------------  -------------
  Earnings from operations.........................................................       1,898,000        148,000
Interest income....................................................................          54,000         66,000
Interest expense...................................................................        (929,000)      (759,000)
                                                                                     --------------  -------------
  Earnings (loss) before income taxes..............................................       1,023,000       (545,000)
Provision for income taxes.........................................................          11,000       --
                                                                                     --------------  -------------
  Net earnings (loss)..............................................................  $    1,012,000  $    (545,000)
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Net earnings (loss) per common and common equivalent share.........................  $         0.03  $       (0.02)
                                                                                     --------------  -------------
                                                                                     --------------  -------------
Weighted average number of common and common equivalent shares outstanding.........      35,589,000     30,942,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

     See accompanying Notes to condensed consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                       1995             1994
                                                                                  ---------------  --------------
Cash flows from operating activities:
  Net earnings (loss)...........................................................  $     1,012,000  $     (545,000)
  Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
    Increase in restricted cash.................................................         (797,000)       --
    Amortization of film costs..................................................       13,310,000       4,244,000
    Depreciation and amortization...............................................           52,000          53,000
    Amortization of capitalized issuance costs and warrants.....................          107,000         108,000
    Accounts receivable, net....................................................       (4,887,000)        243,000
    Due from affiliates.........................................................           83,000        (708,000)
    Increase in film costs......................................................      (12,010,000)     (9,853,000)
    Accounts payable and accrued liabilities....................................        1,040,000         (74,000)
    Deferred film license fees..................................................          237,000         114,000
    Contractual obligations.....................................................         (239,000)       (126,000)
    Production advances.........................................................       (1,647,000)        360,000
                                                                                  ---------------  --------------
      Net cash (used) by operating activities...................................       (3,846,000)     (6,184,000)
                                                                                  ---------------  --------------
Cash flows from investing activities:
  Increase in property and equipment, net.......................................          (31,000)        (94,000)
  Increase in other assets......................................................          (33,000)       (250,000)
                                                                                  ---------------  --------------
      Net cash (used) by investing activities...................................          (64,000)       (344,000)
                                                                                  ---------------  --------------
Cash flows from financing activities:
  Increase in notes payable.....................................................        5,009,000       7,763,000
  Repayment of notes payable....................................................       (2,600,000)     (8,200,000)
  Other.........................................................................           67,000         (60,000)
                                                                                  ---------------  --------------
    Net cash provided (used) by financing activities............................        2,476,000        (497,000)
                                                                                  ---------------  --------------
    Net (decrease) in cash......................................................       (1,434,000)     (7,025,000)
Cash and cash equivalents at beginning of period................................        3,139,000      15,681,000
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------
Cash and cash equivalents at end of period......................................  $     1,705,000  $    8,656,000
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1) During the quarter ended December 31, 1994, $1,200,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $136,000 were converted into 1,236,920 shares of Common Stock.

(2) During the quarter ended December 31, 1995, $210,000 of convertible subordinated debentures before unamortized issuance costs of $20,000 were converted into 213,008 shares of common stock.

     See accompanying Notes to condensed consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                  AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          THREE MONTHS ENDED DECEMBER 1995

                                                                        STOCKHOLDERS' EQUITY
                                                    -------------------------------------------------------------
                                                                                      RETAINED
                                                                                      EARNINGS
                                                      NUMBER OF        COMMON       (ACCUMULATED
                                                       SHARES          STOCK          DEFICIT)         TOTAL
                                                    -------------  --------------  --------------  --------------
Balance at September 30, 1995.....................     35,466,599  $   23,337,000  $   (4,130,000) $   19,207,000
Conversions of convertible debentures.............        213,008         190,000        --               190,000
Net earnings......................................       --              --             1,012,000       1,012,000
                                                    -------------  --------------  --------------  --------------
Balance at December 31, 1995......................     35,679,607  $   23,527,000  $   (3,118,000) $   20,409,000
                                                    -------------  --------------  --------------  --------------
                                                    -------------  --------------  --------------  --------------

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

    BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements include the accounts of The Kushner-Locke Company, its subsidiaries and certain less than wholly-owned entities where the Company has control. All material intercompany balances and transactions have been eliminated.

    These unaudited consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

    The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 31, 1995, the results of its operations for the three month periods ended December 31, 1995 and 1994, and its cash flows for the three month periods ended December 31, 1995 and 1994. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

    Certain reclassifications have been made to conform prior year balances with the current presentation.

    RESTRICTED CASH

    During the quarter ended December 31, 1995, the Company had $1,959,000 in restricted cash related to advances made by the Company to film producers for the acquisition of distribution rights. These cash advances were being held in escrow accounts as collateral by financial institutions providing production loans to those producers.

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

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS (LOSS) PER SHARE

    Earnings (loss) per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The weighted average number of common and common equivalent shares outstanding for the calculation of primary earnings per share was 35,589,000 and 30,942,000 for the quarters ended December 31, 1995 and 1994, respectively. The inclusion of the additional shares, assuming the conversion of the Company's convertible subordinated debentures, would have been anti-dilutive for the first quarters ended December 31, 1995 and December 31, 1994.

(2) FILM COSTS
    Film costs consist of the following:

                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                              1995            1995
                                                                         --------------  --------------
In process or development..............................................  $   40,280,000  $   42,115,000
Released, principally television productions, net of accumulated
 amortization..........................................................      32,136,000      31,601,000
                                                                         --------------  --------------
                                                                         $   72,416,000  $   73,716,000
                                                                         --------------  --------------
                                                                         --------------  --------------

(3) NOTES PAYABLE
    Notes payable are comprised of the following:

                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                              1995            1995
                                                                         --------------  --------------
Note payable to bank, revolving credit facility secured by
 substantially all Company assets, interest at prime (8.25% at February
 1, 1996) plus 1.25%, outstanding principal balance due December 31,
 1996..................................................................  $   15,000,000  $   14,804,000

Notes payable to banks and/or financial institutions consisting of six production loans secured by certain film rights held by producers, priced at different rates for each loan; approximately $1,480,281 of principal is payable before March 1996, $3,370,441 before July 1996,
 $1,737,704 before August 1996 and $9,218,623 before October 1996......      15,807,000      13,594,000
                                                                         --------------  --------------
                                                                         $   30,807,000  $   28,398,000
                                                                         --------------  --------------
                                                                         --------------  --------------

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) CONVERTIBLE SUBORDINATED DEBENTURES

                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                              1995            1995
                                                                         --------------  --------------
Series A Convertible Subordinated Debentures due December 15, 2000,
 bearing interest at 10% per annum payable June 15 and December 15, net of unamortized capitalized issuance costs and warrants of $11,000 and
 $13,000, respectively.................................................  $       76,000  $       84,000

Series B Convertible Subordinated Debentures due December 15, 2000,
 bearing interest at 13 3/4% per annum payable monthly, net of unamortized capitalized issuance costs of $337,000 and $354,000,
 respectively..........................................................       2,969,000       2,972,000

Convertible Subordinated Debentures due December 15, 2000, bearing interest at 8% per annum payable February 1 and August 1, net of unamortized capitalized issuance costs of $988,000 and $1,058,000,
 respectively..........................................................       9,999,000      10,129,000

Convertible Subordinated Debentures due July 1, 2002, bearing interest at 9% per annum payable January 1 and July 1, net of unamortized
 capitalized issuance costs of $472,000 and $490,000, respectively.....       4,578,000       4,560,000
                                                                         --------------  --------------
                                                                         $   17,622,000  $   17,745,000
                                                                         --------------  --------------
                                                                         --------------  --------------

    SERIES A DEBENTURES

    As of December 31, 1995, the Company had outstanding $87,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $11,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $2,000 of capitalized issuance costs have been amortized to interest expense for the three months ended December 31, 1995.

    SERIES B DEBENTURES

    As of December 31, 1995 the Company had outstanding $3,306,000 principal amount of Series B Debentures due 2000. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $337,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $17,000 of capitalized issuance costs had been amortized as interest expense for the three months ended December 31, 1995.

    8% DEBENTURES

    As of December 31, 1995, the Company had outstanding $10,987,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $988,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $70,000 of capitalized issuance costs had been amortized as interest expense for the three months ended December 31, 1995.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)
    9% DEBENTURES

    As of December 31, 1995, the Company had outstanding $5,050,000 principal amount of 9% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $472,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $18,000 of capitalized issuance costs had been amortized as interest expense for the three months ended December 31, 1995.

(5) INCOME TAXES
    Income taxes for the three month periods ended December 31, 1995 and 1994 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that all taxable income for the fiscal year will be offset by a deferred tax asset which will keep the effective federal tax rate at approximately 0%.

(6) CONTINGENCIES
    The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Reference is made to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995 for a description of certain legal proceedings. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial condition.

    In its normal course of business as a entertainment distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation. This initial advance for rights ranges for 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film or video materials and proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of December 31, 1995 the Company had made contractual agreements for an aggregate of approximately $1,315,000 in payments due should those third party producers complete delivery to the Company. If such third parties use the Company's distribution agreement as collateral for a production loan, then the Company may be obligated to make such payments to financial institutions or others instead of such third party producers. More than one half of these obligations have originated from the acquisition personnel in the Company's cable joint venture known as KLC/New City. These amounts are payable over the next eighteen months.

                                     PART I

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights of films released in the U.S. by studios, pay cable, basic cable, and videocassette companies; and from the development, production and distribution of television programming for the major U.S. television networks, basic and pay cable television and first-run syndication; as well as from the licensing of all rights to the films and television programs in international territories. While the Company generally finances all or a substantial portion of the budgeted production costs of its programming through domestic and international licensing and other arrangements, the Company typically retains rights in its programming which may be exploited in future periods or in additional territories. In April 1993, the Company established a feature film operation to produce and distribute low and medium budget films for theatrical and/or home video or cable release. The Company also produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.

    The Company's revenues and results of operations are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its films and programs. Production advances received prior to delivery or completion of a program are treated as deferred revenues and are recorded as either production advances or deferred license fees. Production advances are generally recognized as revenue on the date the program is delivered or available for delivery. Deferred license fees are recognized as revenue on the date of availability and/or delivery of the item of product.

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

    Gross profits for any period are a function in part of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and results of operations may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period have materially affected a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's product mix during this fiscal year may further affect the Company's quarter to quarter or year to year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

    The Company's operating revenues for the first quarter ended December 31, 1995 were $16,107,000, an increase of $10,699,000, or 196%, from $5,438,000 from the prior fiscal year's first quarter ended December 31, 1994. This increase was due primarily to the timing of delivery and/or availability of films and television programs. The Company has shifted its current product mix towards a greater percentage of feature films due to opportunities available to the Company.

    The Company recognized approximately $6,157,000 of revenues during the first quarter of fiscal 1996 from the delivery and/or availability of the ABC network mini-series INNOCENT VICTIMS starring Hal Holbrook and Rick Schroder; and $3,071,000 from the delivery and/or availability of four feature films: (a) SERPENT'S LAIR starring Jeff Fahey for WarnerVision, (b) THE GRAVE starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, and (c) two of the six "Josh
Kirby: Time Warrior" films for Paramount entitled THE HUMAN PETS and PLANET OF THE DINO KNIGHTS. The majority of remaining revenues for the period came from a license to a German distributor of rights to distribute the Company's library in Germany and from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

    Operating revenues for the first quarter of fiscal 1995 were primarily attributable to the delivery and/or availability of the theatrical feature film WES CRAVEN PRESENTS: MINDRIPPER and the television movie for CBS entitled DANGEROUS INTENTIONS, which together made up $3,650,000 of revenues for the period.

    In various stages of production for the Company's slate of projects currently scheduled for distribution during the balance of the fiscal year are
(a) the major theatrical feature film THE LEGEND OF PINOCCHIO starring Martin Landau and Jonathan Taylor Thomas, (b) two animated feature films for Buena Vista Home Video, a division of The Walt Disney Company, that are sequels to the successful direct-to-video title THE BRAVE LITTLE TOASTER, (c) the feature film THREE MEN AND A JOB starring Jeff Fahey and Rae Dawn Chong, (d) a television movie for CBS called NO EASY ANSWERS starring Judith Light and (e) an infomercial on the subject of Christian music through the Company's partnership called TVFirst. Currently in pre-production and scheduled for principal photography starting in the second quarter are two television movies for CBS entitled PRINCESS DIANA and EVERY WOMAN'S DREAM, and a pilot for ABC called THE GUN. In addition, the Company has acquired domestic cable rights for a package of over 50 films, the majority of which are scheduled to be delivered during fiscal 1996, for distribution through a joint venture of the Company called KLC/New City; and acquired the international distribution rights to an additional 14 films for distribution through Kushner-Locke International, Inc. Since December 31, 1995, the projects recently completed and available for delivery, or actually delivered to the Company include (a) the feature film FREEWAY executive produced by Oliver Stone and starring Kiefer Sutherland, Reese Witherspoon and Brooke Shields, (b) the feature film WHOLE WIDE WORLD starring Vincent D'Onofrio and (c) an infomercial on the subject of romantic relationships through the Company's partnership called TVFirst. During the first quarter of 1996, approximately $12,010,000 was expended for new projects. Film costs in process or development at December 31, 1995 increased to $40,280,000 from $7,606,000 at December 31, 1994.

    Costs relating to operating revenues were $13,313,000 during the first quarter of fiscal 1996 as compared to $4,297,000 during the first quarter of fiscal 1995. As a percentage of operating revenues, costs relating to operating revenues were approximately 83% for the first quarter of fiscal 1996 compared to approximately 79% for the first quarter of fiscal 1995. The increased costs in the most recent period reflect a weighting of the product mix toward titles which, in general, are amortized more rapidly than titles determined to have a longer product life cycle and a greater number of related revenue sources.

    Selling, general and administrative expenses decreased to $896,000 in the first quarter of fiscal 1996 from $993,000 in the first quarter of fiscal 1995. The decrease resulted from additional capitalization of overhead in connection with increased production and distribution levels. This higher level of operating activity has been provided by the Company's increased staffing and personnel, primarily in the feature film and international distribution divisions, and the Company's funding of overhead and development costs associated with joint ventures or partnerships related to interactive/multimedia applications, cable distribution and infomercial production.

    Overhead for the first quarter of fiscal 1996 did not include the 8% aggregate pre-tax profit performance bonus (in the maximum amount of $200,000 each per year) accruing to Messrs. Locke and Kushner under their employment agreements as amended in March 1994. Subject to approval by the Board of Directors, Messrs. Locke and Kushner have agreed to waive their pre-tax profit performance bonus in the event the Company's annual net income in fiscal 1996 is less than $1,000,000 and will receive such bonuses through an increased pre-tax profit percentage if the Company's net income for fiscal 1996 exceeds $1,000,000; but in no event shall they be entitled to receive a higher performance bonus than they would have received under the original employment agreements.

    Interest expense for the first quarter ended December 31, 1995 was $929,000 as compared to $759,000 for the first quarter ended December 31, 1994. The increase was due to higher average borrowings under the Company's line of credit primarily associated with increased production and acquisition financing of non-network movies. Total indebtedness for borrowed money increased to $30,807,000 at December 31, 1995 from $9,163,000 at December 31, 1994

    The Company's estimated effective income tax expense was approximately 1% for the first quarter ended December 31, 1995 compared to an estimated effective income tax expense of approximately 0% for the year ended December 31, 1994. The $11,000 tax expense in first quarter of fiscal 1996 consisted of state taxes related to the number of active subsidiary companies.

    The Company reported earnings of $1,012,000, or $.03 per share, for the first quarter ended December 31, 1995 as compared to a net loss of $(545,000), or $(.02) per share, for the first quarter ended December 31, 1994. Weighted number of common shares for the compared first quarters were 35,589,000 in 1996 and 30,942,000 for 1995. The earnings in first quarter of fiscal 1996 resulted primarily from the Company completing a portion of its film and television projects in process and recognition of revenues on existing contracts receivable ("presales") made to third parties licensing the rights to distribute those projects in certain media and territories. The losses in the first quarter of fiscal 1994 resulted primarily from the delivery and or availability of fewer titles and certain expenses related to the expansion of the Company's feature film and international distribution divisions.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased to $3,664,000 (including $1,959,000 of restricted cash being used as collateral for certain production loans) at December 31, 1995 from $4,301,000 (including $1,162,000 of restricted cash) at September 30, 1995 primarily from utilization of working capital in the development, production, acquisition and distribution of feature films and, to a lesser extent, television programs; and expansion of the Company's business lines into related ancillary markets for its product. At December 31, 1995, the Company had net negative liquid assets of approximately $(18,372,000) consisting of cash and cash equivalents, accounts receivable and amounts due from affiliates less accounts payable and accrued liabilities, short-term production loans and the $15,000,000 current portion of the Company's existing line of credit which was then due to mature on January 31, 1996. The Company's line of credit subsequently was extended to December 31, 1996.

    The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of third party domestic license payments and international licensing, as well as other operating revenues, and proceeds from debt and equity financing, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the expansion of the Company's international distribution business and the establishment of a new feature film division have significantly increased the Company's working capital requirements and use of related production loans.

    The Company experienced net negative cash flows from operating activities (resulting from the Company's significant expansion of production) of $(3,846,000) during the three months ended December 31, 1995, which was partially offset by net cash of $2,476,000 provided by financing activities from production loans and greater usage of the Company's revolving line of credit. As a result primarily of the foregoing factors, net unrestricted cash decreased during the three month period by $1,434,000 to $1,705,000 on December 31, 1995. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

    CREDIT FACILITY

    The Company's current line of credit with Imperial Bank provides for borrowings up to $15,000,000 based on specified percentages of eligible domestic and international accounts and contracts receivable and net film costs balances through December 31, 1996. The line of credit is secured by substantially all of the Company's assets and bears interest at an annual rate of prime (8.25% as of February 1, 1996) plus 1.25%. The Company is required to pay a commitment fee of
 .5% per annum of the unused portion of the credit line. As of December 31, 1995, the Company had drawn down $15,000,000 under this facility and had no further availability.

    The Imperial credit agreement, as amended and restated in August 1993, had an original maturity date of June 2, 1995. The original maturity date was extended in March 1995 to September 30, 1995, then subsequently extended in September 1995 to December 29, 1995 and further extended in December 1995 to January 31, 1996. On January 12, 1996, Imperial Bank provided to the Company its commitment to extend the existing credit line through December 31, 1996 and the Company paid a loan fee to the bank in connection with such commitment and agreed to issue warrants to purchase 500,000 shares of common stock to the bank at an exercise price no less than fair market value. The related amendment to the existing credit agreement became effective on January 31, 1996 upon payment of the balance of the loan fee. The third amendment to the Credit Agreement eliminated existing financial covenants as of September 30, 1995 and substituted revised quarterly net worth and net income requirements and set a minimum liquidity level.

    The outstanding credit agreement contains various covenants in addition to those mentioned above to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, affiliate transactions and the use of proceeds and prohibit payment of dividends and prepayment of subordinated debt. The outstanding credit agreement also contains a provision permitting the bank to declare an event of default if the services of either of Messrs. Locke or Kushner are not available to the Company unless a replacement acceptable to the bank is named.

    The Company has commenced discussions with Imperial Bank concerning arranging or participating in a multi-year increased syndicated credit facility to amend or replace the existing facility by May 31, 1996 in which it is expected that Imperial Bank would continue to participate in a decreased amount. If such facility is not in place by such time, as required by the amendment to the facility, the existing line of credit will be reduced in size from $15,000,000 to $12,500,000 during the period from May 31, 1996 to October 31, 1996 and will mature December 31, 1996.

    SECURITIES OFFERINGS

    From December 1990 through April 1991, the Company sold an aggregate of $5,700,000 principal amount of Series A Debentures and an aggregate of $6,000,000 principal amount of Series B Debentures. In connection with the issuance of certain of the Series A Debentures, the Company issued warrants to purchase an aggregate of 2,100,000 shares of Common Stock at an exercise price of $2.00 per share. In November 1995, the Company elected to extend the expiration date of such warrants from March 20, 1996 to March 20, 1997. As of September 30, 1995, approximately $97,000 principal amount of Series A Debentures and $3,326,000 of Series B Debentures were outstanding. The Series A Debentures are convertible into shares of Common Stock at the rate of approximately $1.27 per share and the Series B Debentures into shares of Common Stock at the rate of approximately $1.54 per share. The reduction in Series A and Series B Debentures has resulted primarily from conversions to Common Stock. The Company currently has the right to redeem the Series A Debentures at redemption prices at 103% of par after September 30, 1995 and declining to par after September 30, 1997. The indentures under which the Company's outstanding debentures described above were issued contain various covenants to which the Company must adhere. These covenants, among other things, also impose certain limitations on additional indebtedness and dividend payments by the Company.

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

    In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters. Since the end of the fiscal year, primarily as a result of the conversion of the 8% and 9% Debentures, the number of outstanding shares of common stock has increased from 30,069,101 to 35,679,607 as of December 31, 1995.

    PRODUCTION/DISTRIBUTION LOANS

    The Company's other short term borrowings, totaling $15,807,019 as of December 31, 1995, consist of production loans from Newmarket Capital Group L.P. ("Newmarket"), Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial Bank ("Imperial") to consolidated production entities. The Kushner-Locke Company provides limited corporate guarantees for a portion of the Newmarket and Paribas loans which are callable in the event that the production companies' loan amounts (including a reserve for fees, interest and financing costs) are not adequately collateralized with acceptable contracts receivable from third party domestic and/or foreign sub-distributors by certain dates or by the maturity date of the loan. Deposits on the purchase price paid by these sub-distributors are held as restricted cash collateral by the Lenders.

    The table below shows production loans as of December 31, 1995. Corporate guarantees have been reduced as of December 22, 1995 due to the Company reaching certain sales milestones as allowed under the Newmarket loans. Three of the production loans were scheduled to mature before April 1996. The Company requested, and Newmarket agreed, to extend the maturity dates by approximately 90 days on the production loans for SERPENT'S LAIR, THE GRAVE and WHOLE WIDE WORLD for customary delays in the process of delivering and collecting cash from foreign territories.

                                                                AMOUNTS       WEIGHTED
FILM                             LENDER       LOAN AMOUNT     OUTSTANDING     INTEREST       GUARANTY      MATURITY
---------------------------  --------------  --------------  --------------  -----------  --------------  ----------
THE LEGEND OF PINOCCHIO....    Newmarket     $   12,500,000  $    9,218,623       8.75%       $2,175,000     9-30-96
SERPENT'S LAIR.............    Newmarket     $    1,005,000  $      763,100       9.25%        $ 345,000     6-30-96
THE GRAVE..................    Newmarket     $    2,100,000  $    1,554,684      10.25%        $ 300,000     6-30-96
WHOLE WIDE WORLD...........    Newmarket     $    1,550,000  $    1,052,627       8.00%        $ 500,000     6-30-96
FREEWAY....................     Paribas      $    1,983,333  $    1,737,704       7.00%        $ 961,667      7-5-96
TIME WARRIORS..............     Imperial     $    1,950,000  $    1,480,281       9.60%      *$1,480,281     2-28-96
                                             --------------  --------------               --------------
                                             $   21,088,333  $   15,807,019                   $5,761,948
                                             --------------  --------------               --------------
                                             --------------  --------------               --------------

* The TIME WARRIORS loan was reduced to $606,607 as of February 1, 1996.

    In October 1994, The Kushner-Locke Company obtained a production loan in the amount of $1,950,000 from Imperial Bank to cover a portion of the budget of the JOSH KIRBY: TIME WARRIORS series. The Imperial loan bears interest at Prime (8.25% as of February 1, 1996) plus 3% payable monthly plus loan fees of $97,500 plus a net profit participation. The loan is secured solely by the rights, title and assets related to the film series which has been completely and is in the process of being delivered to domestic and international sub-distributors. Collection of cash from sales has been reducing the loan balance. At December 31, 1995, the outstanding loan balance was $1,480,281 under the TIME WARRIOR production loan. The loan matures on February 28, 1996 but was partially prepaid in January 1996. The remaining principal balance as of February 1, 1996 was approximately $606,607.

    The Company entered into a long form agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture currently titled THE LEGEND OF PINOCCHIO. The film commenced principal photography in July 1995. The film will be distributed in foreign territories by the Company. The film will be distributed domestically by New Line Pictures (a subsidiary of Turner Entertainment Co.) which has acquired the domestic and 50% of certain ancillary rights from Savoy. Pursuant to the February 6, 1995 letter agreement, the Company licensed those domestic and ancillary rights to Savoy in exchange for Savoy funding 50% of the budget to the production entity up to $25,000,000 (which budget has been subsequently increased to approximately $28,450,000 of which the majority of such increase has been financed by Savoy in exchange for certain profit participations). In order to fund the Company's up to $12,850,000 share of the budgeted negative costs, the Company has assisted the film's production company, a consolidated entity, in obtaining loan documentation from Newmarket which agreed to provide for financing in the amount of 50% of the film's original budget up to $12,500,000, a portion of which is reserved to pay the lender's financing fees and costs. The loan bears interest at LIBOR plus 2% and fees were determined on a sliding scale related to the amount of acceptable contracts receivable at the time of initial funding. As of December 31, 1995 $2,175,000 of the obligations of the production company to Newmarket under the loan facility, other than the portion of the loan covered by more than $13,000,000 of foreign pre-sales, was guaranteed by The Kushner-Locke Company.

    There is no assurance that THE LEGEND OF PINOCCHIO, which represents the Company's biggest budget theatrical motion picture to date, will be successful. The Company has obtained completion bond insurance to guaranty that the film will be completed and delivered to the technical specifications of Savoy (as assigned to New Line Pictures) and international sub-distributors. New Line Pictures has agreed to accept the technical specifications ordered by Savoy as its delivery requirements. The Company's ability to complete this project is materially dependent upon both funding by Savoy (against domestic distribution rights it licensed) and by Newmarket (against the Company's foreign pre-sales and remaining foreign rights).

    In May and June 1995 the Company, in its role as world wide distributor, agreed to guaranty a portion of two production loans to film producers, which are consolidated entities, from Newmarket with respect to the feature films SERPENT'S LAIR and THE GRAVE. The loans of $1,005,000 and $2,100,000 each bear interest at an annual rate of Prime (8.25% as of February 1, 1996) plus 1% on the first $500,000 advanced under the loan, then pricing options are at either
(a) Prime plus 1% or (b) LIBOR plus 3% on the remaining loan balance through February 1, 1996 when the loans have a pricing increase to Prime + 3% through the maturity date of such loans, plus loan fees of $60,000 per loan, plus a net profit participation. The loans are secured by the rights, title and assets of the production companies related to those films. The loans mature on June 30, 1996. The Kushner-Locke Company's corporate guaranty is reducible by substitution of contracts receivable from sub-distributors licensing rights to these films in certain media and territories. Milestone dates for aggregate acceptable contracts receivable were set by Newmarket within the loan documentation. In September and December 1995, Newmarket granted waivers to the borrower for not reaching these milestones and amended its Loan and Security Agreements accordingly. At December 31, 1995, the outstanding balance on The Kushner-Locke Company's corporate guaranty of principal and interest for SERPENT'S LAIR was reduced to $345,000 and for THE GRAVE was reduced to $300,000 as a result of reaching certain acceptable sales levels.

    In August 1995 the Company, in its role as world wide distributor, agreed to guaranty a portion of two other production loans to film producers, which are consolidated entities, provided by Newmarket and Banque Paribas, Los Angeles Agency ("Paribas") with respect to the films WHOLE WIDE WORLD and FREEWAY. The $1,550,000 loan from Newmarket for WHOLE WIDE WORLD bears interest at rate of Prime (8.25% as of February 1, 1996) plus 1% on the first $500,000 advanced under the loan, then pricing options are at either (a) Prime plus 1% or (b) LIBOR plus 3% on the remaining loan balance through February 1, 1996 when the loan has a pricing increase to Prime + 3% through the maturity date of June 30, 1996, plus loan fees of $60,000, plus a net profit participation. The Kushner-Locke Company's corporate guaranty is reducible by the substitution of acceptable contracts receivable. Milestone dates for aggregate acceptable contracts receivable were set by Newmarket within the loan documentation. In September and December 1995, Newmarket granted waivers to the Borrower for not reaching these milestones and amended its Loan and Security Agreement accordingly. As of December 31, 1995 The Kushner-Locke Company's outstanding corporate guaranty of principal for WHOLE WIDE WORLD was $500,000 and Newmarket required that the loan be repaid by $500,000 of principal. The Paribas loan for $1,983,333 for FREEWAY bears interest at either (a) Reference Rate (8.25% as of February 1, 1996) plus 1/2% or (b) LIBOR + 2% until the maturity date of July 5, 1996. In this case, there are no milestone dates for aggregate contracts receivable and The Kushner-Locke Company's corporate guaranty of $961,667 is not reducible during the life of the loan. The amount of the difference between the cash collected and $961,667 is collectable at the maturity date by Paribas from The Kushner-Locke Company.

    In December 1994, the Company advanced August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who joined the Company as head of its new international film distribution division. The agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers thereof on the films SLEEP WITH ME, LAWNMOWER MAN II and NOSTRADAMUS. While the right of August to receive such commissions with respect to the film LAWNMOWER MAN II is subordinate to the interests of the production lenders, The Allied Entertainments Group PLC, and its subsidiaries which produced the film, has guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. The loan bears interest at the lesser of (a) Prime (8.25% at February 1, 1996) plus 2% or (b) 10%. Repayment of principal and interest is by collection of commissions assigned as collateral. As of December 31, 1995 the Company had been repaid approximately $170,000 toward interest and principal. The loan matures in December 1996.

    SUMMARY

    While the Company believes that it will obtain a multi-year increased syndicated credit facility by May 31, 1996, there is no assurance that the Company will obtain such credit accommodation. If the Company is unable to obtain such increased credit facility, the Company will seek alternative financing. However, there is no guarantee that alternative financing will be available on acceptable terms. If such increased credit facility and/or alternative financing is not available, Management believes that existing resources and cash generated from operating activities, after a reduction of the level of Company's investment in film costs, will be adequate to comply with the terms of the extension of the Imperial credit facility through December 1996. To the extent that existing resources and a reduction in the level of Company's investment in film costs are not adequate, Management has the ability and intent to reduce operating expenses. In the event that the Company is unable to comply with the terms of such extension or obtain an additional extension or alternative financing after the current maturity date of December 31, 1996, the Company would seek to restructure its obligations under the facility. This would have a significant effect on the Company's operations.

    The Company's business and operations have not been materially affected by inflation.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: Exhibits filed as part of this report are listed on the "Index to Exhibits" which follows the signature page hereto.

    (b) Reports on Form 8-K: None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE KUSHNER-LOCKE COMPANY
                                          (Registrant)

Dated: February 12, 1996                             /s/ PETER LOCKE
                                          --------------------------------------
                                                       Peter Locke
                                                CO-CHAIRMAN OF THE BOARD,
                                              CO-CHIEF EXECUTIVE OFFICER AND
                                                        PRESIDENT

Dated: February 12, 1996                            /s/ DONALD KUSHNER
                                          --------------------------------------
                                                      Donald Kushner
                                                CO-CHAIRMAN OF THE BOARD,
                                              CO-CHIEF EXECUTIVE OFFICER AND
                                                        SECRETARY

Dated: February 12, 1996                            /s/ LENORE NELSON
                                          --------------------------------------
                                                      Lenore Nelson
                                                 CHIEF FINANCIAL OFFICER,
                                               EXECUTIVE VICE PRESIDENT AND
                                                   ASSISTANT SECRETARY

                               INDEX TO EXHIBITS

EXHIBITS:

     10.44   Amendment to the 1988 Stock Incentive Plan dated May 17, 1994
     10.45   Amendment No. 3 dated December 31, 1995 between The Kushner-Locke Company and
              Imperial Bank for the Third Amended and Restated Credit Agreement dated as of February 9, 1990, as amended and restated as of December 14, 1990, as of
              May 1, 1992 and as of August 31, 1993
     10.46   First Amendment to Credit Documents dated December 22, 1995 between Allied
              Pinocchio Productions, Limited, Newmarket Capital Group L.P., Bank of
              America National Trust and Savings Association, The Kushner-Locke Company
              and Kushner-Locke International, Inc. (THE LEGEND OF PINOCCHIO)
     10.47   Third Amendment to Credit Documents dated December 22, 1995 between Dayton
              Way Pictures II, Inc., Newmarket Capital Group L.P. and Kushner-Locke
              International, Inc., a division of The Kushner-Locke Company (SERPENTS LAIR)
     10.48   Second Amendment to Credit Documents dated December 22, 1995 between Dayton
              Way Pictures, Inc., Newmarket Capital Group L.P. and Kushner-Locke
              International, Inc., a division of The Kushner-Locke Company. (THE GRAVE)
     10.49   Second Amendment to Credit Documents dated December 22, 1995 between Dayton
              Way Pictures IV, Inc. and Newmarket Capital Group L.P. (WHOLE WIDE WORLD)
     10.50   Cross Collateralization Agreement dated as of July 7, 1995 between The
              Kushner-Locke Company, Allied Pinocchio Productions Ltd., Dayton Way
              Pictures, Inc., Dayton Way Pictures II, Inc., Dayton Way Pictures IV, Inc.
              and Newmarket Capital Group, L.P.
     10.51   First Amendment to Cross Collateralization Agreement dated January 10, 1996 between The Kushner-Locke Company, Allied Pinocchio Productions Ltd., Dayton
              Way Pictures, Inc., Dayton Way Pictures II, Inc., Dayton Way Pictures IV,
              Inc. and Newmarket Capital Group, L.P.