Form 10-Q
period 1996-03-31
KUSHNER LOCKE CO
filed 1996-05-15
CIK 842009

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1996                 COMMISSION FILE NO. 0-17295

                            ------------------------

                           THE KUSHNER-LOCKE COMPANY
             (Exact name of registrant as specified in its charter)

                       CALIFORNIA                               95-4079057
            (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)               Identification Number)

     11601 WILSHIRE BLVD., 21ST FLOOR, LOS ANGELES,               90025
                       CALIFORNIA                               (Zip Code)
        (Address of principal executive offices)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes _X_    No ___

    There were 39,555,190 shares of outstanding Common Stock of the Registrant as of May 10, 1996

                            ------------------------

Total number of pages 21                         Exhibit Index begins on page 21

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          Part II.  OTHER INFORMATION

Items 1 through 4.  Not Applicable

Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits:   10.52
                          10.53
                          10.54
                          10.55
         (b)  Reports on Form 8-K:  None

                                     PART I

ITEM 1.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                     MARCH 31,      SEPTEMBER 30,
                                                                                        1996             1995
                                                                                  ----------------  --------------
                                                                                    (UNAUDITED)
Cash............................................................................  $      3,060,000  $    3,139,000
Restricted Cash.................................................................         2,420,000       1,162,000
Accounts receivable, net allowance for doubtful accounts........................        18,484,000       7,864,000
Due from Affiliates.............................................................           233,000         309,000
Notes Receivable from August Entertainment Inc..................................           657,000         676,000
Film costs, net of accumulated amortization.....................................        75,022,000      73,716,000
Property and equipment, at cost, net of accumulated depreciation and
 amortization...................................................................           444,000         515,000
Other assets....................................................................         1,864,000       1,571,000
                                                                                  ----------------  --------------
                                                                                  $    102,184,000  $   88,952,000
                                                                                  ----------------  --------------
                                                                                  ----------------  --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities........................................  $      4,550,000  $    3,245,000
Income taxes payable............................................................         --               --
Notes payables..................................................................        31,690,000      28,398,000
Deferred film license fees......................................................         5,041,000       2,753,000
Contractual obligations, principally participants' share payable and talent
 residuals......................................................................         4,421,000         995,000
Production advances.............................................................        18,273,000      16,609,000
Convertible Subordinated Debentures net of amortized issuance costs.............        16,110,000      17,745,000
                                                                                  ----------------  --------------
                                                                                        80,085,000      69,745,000
                                                                                  ----------------  --------------
Stockholders' Equity:
  Common stock, no par value. Authorized 80,000,000 shares: issued and outstanding 37,437,553 shares at March 31, 1996 and 35,466,599 shares at
   September 30, 1995...........................................................        25,089,000      23,337,000
  Accumulated Deficit...........................................................        (2,990,000)     (4,130,000)
                                                                                  ----------------  --------------
                                                                                        22,099,000      19,207,000
                                                                                  ----------------  --------------
                                                                                  $    102,184,000  $   88,952,000
                                                                                  ----------------  --------------
                                                                                  ----------------  --------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              MARCH 31,                       MARCH 31,
                                                    ------------------------------  ------------------------------
                                                         1996            1995            1996            1995
                                                    --------------  --------------  --------------  --------------
Operating revenues................................  $   13,230,000  $    6,176,000  $   29,337,000  $   11,614,000
Costs related to operating revenues...............      11,052,000       4,871,000      24,365,000       9,168,000
Selling, general and administrative expenses......       1,072,000         984,000       1,968,000       1,977,000
                                                    --------------  --------------  --------------  --------------
  Earnings from operations........................       1,106,000         321,000       3,004,000         469,000
Interest Income...................................           6,000          70,000          60,000         136,000
Interest Expense..................................        (975,000)       (833,000)     (1,904,000)     (1,592,000)
                                                    --------------  --------------  --------------  --------------
                                                           137,000        (442,000)      1,160,000        (987,000)
Provision for Income Taxes........................           9,000          16,000          20,000          16,000
                                                    --------------  --------------  --------------  --------------
  Net Earnings/(Loss).............................  $      128,000  $     (458,000) $    1,140,000  $   (1,003,000)
                                                    --------------  --------------  --------------  --------------
                                                    --------------  --------------  --------------  --------------
Gain/(Loss) per common and common equivalent
 share:
  Net Earnings/(Loss).............................  $         .003  $        (0.01) $         0.03  $        (0.03)
                                                    --------------  --------------  --------------  --------------
                                                    --------------  --------------  --------------  --------------
Weighted average number of common and common
 equivalent shares outstanding....................      36,337,000      31,973,000      35,961,000      31,159,000
                                                    --------------  --------------  --------------  --------------
                                                    --------------  --------------  --------------  --------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    SIX MONTHS ENDED MARCH 31,
                                                                                 --------------------------------
                                                                                                       1995
                                                                                      1996        ---------------
                                                                                 ---------------
                                                                                   (UNAUDITED)
Cash Flow from operating activities:
  Net Earnings/(Loss)..........................................................  $     1,140,000  $    (1,003,000)
  Adjustments to reconcile net earnings to net cash used by operating activities:
    Increase in restricted cash................................................       (1,258,000)       --
    Amortization of film costs.................................................       24,195,000        9,088,000
    Depreciation and amortization..............................................          110,000          120,000
    Amortization of capitalized issuance costs and warrants....................          340,000          210,000
    Accounts receivable, net...................................................      (10,620,000)      (1,042,000)
    Other receivables..........................................................           95,000         (712,000)
    Increase in film costs.....................................................      (25,501,000)     (18,805,000)
    Accounts payable and accrued liabilities...................................        1,305,000         (100,000)
    Deferred film license fees.................................................        2,288,000          453,000
    Contractual obligations....................................................        3,426,000           94,000
    Production advances........................................................        1,664,000          (82,000)
                                                                                 ---------------  ---------------
      Net cash provided (used) by Operating Activities.........................       (2,816,000)     (11,779,000)
Cash flows from investing activites:
  Increase in property and equipment, net......................................          (38,000)        (204,000)
  Decrease (increase) in other assets..........................................         (293,000)          (3,000)
                                                                                 ---------------  ---------------
      Net cash (used) by investing activities..................................         (331,000)        (207,000)
Cash flows from financing activities:
  Increase in notes payable....................................................        3,292,000        7,770,000
  Repayment of notes payable...................................................        --              (2,600,000)
  Repayment of debentures......................................................        --                 (60,000)
  Other........................................................................         (224,000)       --
                                                                                 ---------------  ---------------
      Net cash provided by financing activities................................        3,068,000        5,110,000
  Net increase in cash.........................................................          (79,000)      (6,876,000)
  Cash at beginning of period..................................................        3,139,000       15,681,000
                                                                                 ---------------  ---------------
  Cash at end of period........................................................  $     3,060,000  $     8,805,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    -- 1 During the six months ended March 31, 1995, $650,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $69,000 were converted into 666,666 shares of Common Stock.

    -- 2 During the six months ended March 31, 1996, $1,714,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $152,000 were converted into 1,757,947 shares of Common Stock.

     See accompanying Notes to Condensed Consolidated Financial Statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                                                     STOCKHOLDERS' EQUITY
                                               -----------------------------------------------------------------
                                                 NUMBER OF       CAPITAL         ACCUMULATED
                                                  SHARES          STOCK            DEFICIT            TOTAL
                                               -------------  --------------  ------------------  --------------
Balance at September 30, 1995................     35,466,598  $   23,337,000    $   (4,130,000)   $   19,207,000
                                               -------------  --------------  ------------------  --------------
Conversions of convertible debentures........        213,008         190,000                             190,000
Net earnings.................................       --              --               1,012,000         1,012,000
                                               -------------  --------------  ------------------  --------------
  Balance at December 31, 1995...............     35,679,606  $   23,527,000    $   (3,118,000)   $   20,409,000
Conversions of convertible debentures........      1,757,947       1,562,000                           1,562,000
Net earnings.................................       --              --                 128,000           128,000
                                               -------------  --------------  ------------------  --------------
  Balance at March 31, 1996..................     37,437,553  $   25,089,000    $   (2,990,000)   $   22,099,000
                                               -------------  --------------  ------------------  --------------
                                               -------------  --------------  ------------------  --------------

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

    The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1996, the results of its operations for the three and six month periods ended March 31, 1996 and 1995, and its cash flows for the six month period ended March 31, 1996 and 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

    Certain reclassifications have been made to conform prior year balances with the current presentation.

    RESTRICTED CASH

    As of March 31, 1996, the Company had $2,420,000 in restricted cash related to advances received by the Company from film producers for the acquisition of distribution rights. These cash advances were being held in escrow accounts as collateral by financial institutions providing production loans to those producers.

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

    EARNINGS (LOSS) PER SHARE

    Earnings (loss) per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The weighted average number of common and common equivalent shares outstanding for the calculation of primary earnings per share was 36,337,000 and 31,973,000 for the quarters ended March 31, 1996 and 1995, respectively, 35,961,000 and 31,159,000 for the six months ending March 31, 1996 and 1995, respectively. The inclusion of the additional

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) shares, assuming the conversion of the Company's convertible subordinated debentures, would have been anti-dilutive for the three and the six month periods ended March 31, 1996 and March 31, 1995, respectively.

(2) FILM COSTS
    Film costs consist of the following:

                                                                           MARCH 31,     SEPTEMBER 30,
                                                                              1996            1995
                                                                         --------------  --------------
In process or development..............................................  $   36,467,000  $   42,115,000
Released, principally television productions net of accumulated
 amortization..........................................................      38,555,000      31,601,000
                                                                         --------------  --------------
                                                                         $   75,022,000  $   73,716,000
                                                                         --------------  --------------
                                                                         --------------  --------------

(3) NOTES PAYABLE
    Notes payable are comprised of the following:

                                                                           MARCH 31,     SEPTEMBER 30,
                                                                              1996            1995
                                                                         --------------  --------------
Note payable to bank, revolving credit facility secured by
 substantially all Company assets, interest at prime (8.25% at May 10,
 1996) plus 1.25%, outstanding principal balance due December 31,
 1996..................................................................  $   15,000,000  $   14,804,000
Notes payable to banks and/or financial institutions consisting of six production loans secured by certain film rights held by producers, priced at different rates for each loan; approximately $3,903,000 due before July 1996, $1,801,000 due before August 1996 and $10,986,000
 due before October 1996...............................................      16,690,000      13,594,000
                                                                         --------------  --------------
                                                                         $   31,690,000  $   28,398,000
                                                                         --------------  --------------
                                                                         --------------  --------------

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) CONVERTIBLE SUBORDINATED DEBENTURES

                                                                                     MARCH 31,     SEPTEMBER 30,
                                                                                        1996            1995
                                                                                   --------------  --------------
Series A Convertible Subordinated Debentures due December 15, 2000, bearing interest at 10% per annum payable June 15 and December 15, net of unamortized
 capitalized issuance costs and warrants of $11,000 and $13,000, respectively....  $       76,000  $       84,000
                                                                                   --------------  --------------
Series B Convertible Subordinated Debentures due December 15, 2000, bearing interest at 13 3/4% per annum payable monthly, net of unamortized capitalized
 issuance costs of $320,000 and $354,000, respectively...........................       2,955,000       2,972,000
                                                                                   --------------  --------------
Convertible Subordinated Debentures due December 15, 2000, bearing interest at 8%
 per annum payable February 1 and August 1, net of unamortized capitalized
 issuance costs of $791,000 and $1,058,000, respectively.........................       8,482,000      10,129,000
                                                                                   --------------  --------------
Convertible Subordinated Debentures due July 1, 2002, bearing interest at 9% per annum payable January 1 and July 1, net of unamortized capitalized issuance
 costs of $453,000 and $490,000, respectively....................................       4,597,000       4,560,000
                                                                                   --------------  --------------
                                                                                   $   16,110,000  $   17,745,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    SERIES A DEBENTURES

    As of March 31, 1996, the Company had outstanding $87,000 principal amount of Series A Debentures. The Debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $11,000 which are amortized using the interest method to interest expense over the term of the Debentures. Approximately $2,000 of capitalized issuance costs have been amortized to interest expense for the six months ended March 31, 1996.

    SERIES B DEBENTURES

    As of March 31, 1996, the Company had outstanding $3,275,000 principal amount of Series B Debentures due 2000. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $320,000, which are amortized using the interest method to interest expense over the term of the Debentures. Approximately $17,000 of capitalized issuance costs had been amortized as interest expense for the six months ended March 31, 1996.

    8% DEBENTURES

    As of March 31, 1996, the Company had outstanding $9,273,000 principal amount of 8% Debentures. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $791,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $46,000 of capitalized issuance costs had been amortized as interest expense for the six months ended March 31, 1996.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)
    9% DEBENTURES

    As of March 31, 1996, the Company had outstanding $5,050,000 principal amount of 9% Debentures. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $453,000, which are amortized using the interest method to interest expense over the term of the Debentures. Approximately $18,000 of capitalized issuance costs had been amortized as interest expense for the six months ended March 31, 1996.

(5) INCOME TAXES
    Income taxes for the six month periods ended March 31, 1996 and 1995 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that all taxable income for the fiscal year will be offset by a deferred tax asset which will keep the effective federal tax rate at approximately 0%.

(6) CONTINGENCIES
    The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Reference is made to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995 for a description of certain legal proceedings. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition.

    In its normal course of business as a entertainment distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation. This initial advance for rights ranges for 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film or video materials and proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of March 31, 1996 the Company had made contractual agreements for an aggregate of approximately $1,238,000 in payments due should those third party producers complete delivery to the Company. If such third parties use the Company's distribution agreement as collateral for a production loan, then the Company may be obligated to make such payments to financial institutions or others instead of such third party producers. These obligations have originated from the acquisition personnel in the Company's cable joint venture known as KLC/New City Tele-Ventures. These amounts are payable over the next twelve months.

                                     PART I

ITEM 2.

                      MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    Gross profits for any period are a function in part of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and results of operations may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period have materially affected a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's product mix during this fiscal year may further affect the Company's quarter to quarter or year to year results of operations as particular products may be amortized differently as determined by length of product life cycle and the number of related revenue sources.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995

    The Company's operating revenues for the second quarter ended March 31, 1996 were $13,230,000, an increase of $7,054,000, or 142%, from $6,176,000 from the prior fiscal year's second quarter ended March 31, 1995. This increase was due primarily to the timing of delivery and/or availability of films and television programs. The Company has shifted its current product mix towards a greater percentage of feature films due to opportunities available to the Company.

    The Company recognized approximately $3,773,000 from the delivery and/or availability of (a) the feature film FREEWAY executive produced by Oliver Stone and starring Kiefer Sutherland, Reese Witherspoon and Brooke Shields (b) NAKED SOULS starring Pamela Anderson and Dean Stockwell and David Warner (c) SERPENT'S LAIR starring Jeff Fahey, (d) THE GRAVE starring Gabrielle Anwar, Eric Roberts and Craig Sheffer. The Company also recognized $2,875,000 of revenues during the second quarter of fiscal 1996 from the delivery and/or availability of the CBS network movie "A HUSBAND, A WIFE AND A LOVER" starring Jay Thomas and Judith Light and $1,054,000 from continuing licenses of completed product from the Company's library to domestic cable channel operators, and the balance from delivery and/or availability of various product from the Companies library.

    Operating revenues for the second quarter of fiscal 1995 were primarily attributable to the delivery and/or availability of a movie for CBS entitled "Lady Killer," starring Judith Light and Jack Wagner, and three direct-to-Video titles: "Last Gasp" starring Robert Patrick for Warnervision and "Planet of the Dino Knights" and "The Human Pets," two fantasy adventure stories for Paramount Pictures Corporation, which were the first in a series of six films to be known under the name "Josh Kirby: Time Warrior." Continuing sales of licenses for completed product from the Company's library of titles to international distributors accounted for the majority of remaining revenues for the period.

    In various stages of production for the Companys slate of projects currently scheduled for distribution during the balance of the fiscal year are (a) the major theatrical feature film THE ADVENTURES OF PINOCCHIO starring Martin Landau and Jonathan Taylor Thomas, (b) two animated feature films for Buena Vista Home Video, a division of The Walt Disney Company, that are sequels to the successful direct-to-video title THE BRAVE LITTLE TOASTER, (c) the feature film WAITING FOR THE MAN starring Jeff Fahey and Rae Dawn Chong, (d) the feature film THE LAST TIME I COMMITTED SUICIDE starring Keanu Reaves, (e) three television movies, two for CBS called PRINCESS IN LOVE and EVERY WOMAN'S DREAM, starring Kim Cattrall and Jeff Fahey and, one for ABC entitled ECHO starring Jack Wagner, (f) a pilot for ABC called THE GUN starring Peter Horton and Rosanna Arquette, and (g) an infomercial on the subject of Christian music through the Company's partnership called TVFirst. Currently in pre-production and scheduled for principal photography starting in the remainder of this fiscal year are a television movie for NBC JACK REED V starring Brian Denehy, and five direct-to-video feature films for Paramount Home Video entitled KID MIDAS, JOHNNY MYSTO: BOY WIZARD, LITTLE GHOST, GULLIVER: LOST IN LILLIPUT, AND GENIE. In addition, the Company has acquired domestic cable rights for a package of over 10 films in addition to the 50 titles previously acquired, the majority of which are scheduled to be released during fiscal 1996, for distribution through a joint venture of the Company called KLC/New City Tele-Ventures. During the second quarter of 1996, approximately $13,451,000 was expended for new projects. Film costs in process or development at March 31, 1996 increased to $36,467,000 from $7,547,000 at March 31, 1995.

    Costs relating to operating revenues were $11,052,000 during the second quarter of fiscal 1996 as compared to $4,871,000 during the second quarter of fiscal 1995. As a percentage of operating revenues, costs relating to operating revenues were approximately 84% for the second quarter of fiscal 1996 compared to approximately 79% for the second quarter of fiscal 1995. The increased costs in the most recent period reflect a weighting of the product mix toward titles which, in general, are amortized more rapidly than titles determined to have a longer product life cycle and a greater number of related revenue sources.

    Selling, general and administrative expenses increased to $1,072,000 in the second quarter of fiscal 1996 from $984,000 in the second quarter of fiscal 1995. The increase resulted from higher level of operating activity including increased staffing and personnel, primarily in the feature film and international distribution divisions, and the Company's funding of overhead and development costs associated with joint ventures or partnerships related to interactive/multimedia applications, cable distribution and infomercial production.

    Overhead for the second quarter of fiscal 1996 did not include the 8% aggregate pre-tax profit performance bonus (in the maximum amount of $200,000 each per year) accruing to Messrs. Locke and Kushner under their employment agreements as amended in March 1994. Subject to approval by the Board of Directors, Messrs. Locke and Kushner have agreed to waive their pre-tax profit performance bonus in the event the Company's annual net income in fiscal 1996 is less than $1,250,000 and will receive such bonuses through an increased pre-tax profit percentage if the Company's net income for fiscal 1996 exceeds
$1,250,000; but in no event shall they be entitled to receive a higher performance bonus than they would have received under the original employment agreements.

    Interest expense for the second quarter ended March 31, 1996 was $975,000 as compared to $833,000 for the second quarter ended March 31, 1995. The increase was due to higher average borrowings under the Company's line of credit primarily associated with increased production and acquisition financing of non-network movies. Total notes payable increased to $31,690,000 at March 31, 1996 from $28,398,000 at September 30, 1995.

    The Company's estimated effective income tax rate was approximately 7% for the second quarter ended March 31, 1996 compared to an estimated effective income tax expense of approximately 0% for the year ended September 30, 1995. The $9,000 additional tax expense for the three month period in second quarter of fiscal 1996 consisted of minimum state taxes related to the number of active subsidiary companies.

    The Company reported net earnings of $128,000, or $.003 per share, for the second quarter ended March 31, 1996 as compared to a net loss of $(458,000), or $(.01) per share, for the second quarter ended March 31, 1995. Weighted number of common shares for the compared second quarters were 36,337,000 in 1996 and 31,973,000 in 1995. The earnings in second quarter of fiscal 1996 resulted primarily from the Company completing a portion of its film and television projects in process and recognition of revenues on existing contracts receivable ("presales") made to third parties licensing the rights to distribute those projects in certain media and territories. The losses in the second quarter of fiscal 1995 resulted primarily from the delivery and or availability of fewer titles and certain expenses related to the expansion of the Company's feature film and international distribution divisions.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased to $5,480,000 (including $2,420,000 of restricted cash being used as collateral for certain production loans) at March 31, 1996 from $4,301,000 (including $1,162,000 of restricted cash) at September 30, 1995 primarily from additional collections from foreign presales. At March 31, 1996, the Company had net negative liquid assets of approximately $(11,386,000) consisting of cash and cash equivalents, accounts receivable and amounts due from affiliates less accounts payable and accrued liabilities, short-term production loans and the $15,000,000 current portion of the Company's existing line of credit which is due to mature on December 31, 1996.

    The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of third party domestic license payments and international licensing, as well as other operating revenues, and proceeds from debt and equity financing, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the expansion of the Company's international distribution business and the establishment of a feature film division have significantly increased the Company's working capital requirements and use of related production loans.

    The Company experienced net negative cash flows from operating activities (resulting principally from the Company's significant expansion of production) of $(2,816,000) during the six months ended March 31, 1996, which was partially offset by net cash of $3,068,000 provided by financing activities from production loans and slightly greater usage of the Company's revolving line of credit up to the maximum amount of credit available. As a result primarily of the foregoing factors, net unrestricted cash decreased during the six month period by $79,000 to $3,060,000 on March 31, 1996. To the extent that the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

    CREDIT FACILITY

    The Company's current line of credit with Imperial Bank provides for borrowings up to $15,000,000 based on specified percentages of eligible domestic and international accounts and contracts receivable and net film costs balances through December 31, 1996. The line of credit is secured by substantially all of the Company's assets and bears interest at an annual rate of prime (8.25% as of May 10, 1996) plus 1.25%. The Company is required to pay a commitment fee of .5% per annum of the unused portion of the credit line. As of March 31, 1996, the Company had drawn down $15,000,000 under this facility and had no further availability.

    The Imperial credit agreement, as amended and restated in August 1993, had an original maturity date of June 2, 1995. The original maturity date was extended in March 1995 to September 30, 1995, then subsequently extended in September 1995 to December 29, 1995 and further extended in December 1995 to January 31, 1996. On January 12, 1996, Imperial Bank provided to the Company its commitment to extend the existing credit line through December 31, 1996 and the Company paid a loan fee to the bank in connection with such commitment and agreed to issue warrants to purchase 500,000 shares of common stock to the bank at an exercise price of $.084 per share. The related amendment to the existing credit agreement became effective on January 31, 1996 upon payment of the balance of the loan fee. The third amendment to the Amended and Restated Credit Agreement eliminated certain existing financial covenants as of September 30, 1995 and substituted revised quarterly net worth and net income requirements and set a minimum liquidity level.

    The outstanding credit agreement contains various covenants in addition to those mentioned above to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, affiliate transactions and the use of proceeds and prohibit payment of dividends and prepayment of subordinated debt. The Company has obtained all necessary waivers related to the Credit Agreement through the second quarter of fiscal 1996. The outstanding credit agreement also contains a provision permitting the bank to declare an event of default if the services of either of Messrs. Locke or Kushner are not available to the Company unless a replacement acceptable to the bank is named.

    The Company thereafter commenced discussions with various commercial banks concerning arranging or participating in a multi-year increased syndicated credit facility to seek to amend or replace the existing facility by May 31, 1996. (See description of the Chemical Bank facility below.) If such facility is not in place by such time, as required by the Amended and Restated Credit Agreement, the existing Imperial Bank line of credit will be reduced in size from $15,000,000 to $12,500,000 during the period from May 31, 1996 to October 31, 1996 and will mature December 31, 1996.

    CHEMICAL BANK

    On April 14, 1996, the Company received a commitment letter from Chemical Bank and Chase Securities Inc. (collectively, "Chase") for a $40 million syndicated line of credit. Such line of credit will provide for borrowings by the Company based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs (as adjusted). In addition, the commitment letter contemplates that the Company will from time to time utilize a production tranche in its line of credit for the Company's film and television productions. Such tranche would allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. The Company anticipates closing the new credit facility with Chase prior to May 31, 1996, but there is no assurance that such facility will be completed prior to such time. Either of the parties may determine, for various reason, including changes in market conditions, changes in the results or operations of the Company, changes in general economic conditions or changes in the prospects of the Company, not to proceed with the new credit line. Accordingly, there is no assurance that the Company will be able to finalize such arrangement and enter into a credit agreement with Chase and, if a credit agreement with Chase is entered into by the Company, when such agreement will be finalized and what terms such credit agreement will contain.

    SECURITIES OFFERINGS

    From December 1990 through April 1991, the Company sold an aggregate of $5,700,000 principal amount of Series A Debentures and an aggregate of $6,000,000 principal amount of Series B Debentures. In connection with the issuance of certain of the Series A Debentures, the Company issued warrants to purchase an aggregate of 2,100,000 shares of Common Stock at an exercise price of $2.00 per share. In November 1995, the Company elected to extend the expiration date of such warrants from March 20, 1996 to March 20, 1997. As of March 31, 1996, approximately $87,000 principal amount of Series A Debentures and $3,275,000 of Series B Debentures were outstanding. The Series A Debentures are convertible into shares of Common Stock at a rate of approximately $1.27 per share and the Series B Debentures into shares of Common Stock at a rate of approximately $1.54 per share. The reduction in Series A and Series B Debentures has resulted primarily from conversions to Common Stock. The Company currently has the right to redeem the Series A Debentures at redemption prices at 103% of par after September 30, 1995 and declining to par after September 30, 1997. The indentures under which the Company's outstanding debentures described above were issued contain various covenants to which the Company must adhere. These covenants, among other things, also impose certain limitations on additional indebtedness and dividend payments by the Company.

    In November 1992, the Company completed an offering of 8,050,000 shares of its common stock for which the Company received net proceeds of approximately $6,640,000.

    During March and April 1994, the Company sold $16,437,000 principal amount of 8% Convertible Subordinated Debentures due 2000. In connection with the issuance of the 8% Debentures, the Company issued warrants to purchase up to 10% of the aggregate principal amount of Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 8% Debentures are convertible into shares of common stock at a rate of $.975 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company will have the right to redeem the 8% Debentures at redemption prices commencing at 102.7% of par on or after February 1, 1998 and declining to par on or after February 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A and Series B Debentures. The fiscal agency agreement, under which the Company's 8% Debentures were issued, contains various covenants to which the Company must adhere.

    During July 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance of the 9% Debentures, the Company issued warrants to purchase up to 9% of the aggregate principal amount of Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 9% Debentures are convertible into shares of common stock at a rate of $1.58 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par on or after July 1, 1998 and declining to par on or after July 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A, Series B and 8% Debentures. The fiscal agency agreement, under which the Company's 9% Debentures were issued, contains various covenants to which the Company must adhere.

    In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters. Since the end of the fiscal year (September 30, 1995), primarily as a result of the conversion of the 8% and 9% Debentures, the number of outstanding shares of common stock has increased from 35,466,598 to 37,437,553 as of March 31, 1996.

    In May 1996, the Company issued $1,500,000 of short-term notes in a private placement. See "Part II -- Other Information."

    PRODUCTION/DISTRIBUTION LOANS

    The Company's other short term borrowings, totaling $16,689,455 as of March 31, 1996, consist of production loans from Newmarket Capital Group L.P. ("Newmarket"), Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial Bank ("Imperial") to consolidated production entities. The Kushner-Locke Company provides limited corporate guarantees for a portion of the Newmarket and Paribas loans which are callable in the event that the production companies' loan amounts (including a reserve for fees, interest and financing costs) are not adequately collateralized with acceptable contracts receivable from third party domestic and/or foreign sub-distributors by certain dates or by the maturity date of the loan. Deposits on the purchase price paid by these sub-distributors are held as restricted cash collateral by the Lenders. Amounts outstanding (other than the amounts covered by the limited corporate guarantees) are recourse only to the film assets held by the production companies.

    The table below shows production loans as of March 31, 1996. Corporate guarantees have been reduced as of March 31, 1996 due to the Company reaching certain sales milestones as allowed under the Newmarket loans. Three of the production loans were scheduled to mature before April 1996. The Company requested, and Newmarket agreed, to extend the maturity dates by approximately 90 days on the production loans for SERPENT'S LAIR, THE GRAVE and WHOLE WIDE WORLD for customary delays in the process of delivering and collecting cash from foreign territories.

                                                                                            KUSHNER LOCKE
                                                    LOAN           AMOUNT       WEIGHTED      CORPORATE
            FILM                   LENDER          AMOUNT       OUTSTANDING     INTEREST      GUARANTY     MATURITY
- -----------------------------  --------------  --------------  --------------  -----------  -------------  ---------
The Legend of Pinocchio        Newmarket       $   12,500,000  $   10,976,701       8.75%   $   2,175,000    9/30/96
Serpents Lair                  Newmarket            1,005,000         654,530       9.25%         345,000    6/30/96
The Grave                      Newmarket            2,100,000       1,603,228      10.25%         300,000    6/30/96
Whole Wide World               Newmarket            1,550,000       1,109,195       8.00%         500,000    6/30/96
Freeway                        Paribas              1,983,333       1,800,802       7.00%         961,667     7/5/96
Time Warriors                  Imperial             1,950,000         545,000       9.60%         545,000*    5/1/96
                                               --------------  --------------               -------------
                                               $   21,088,333  $   16,689,456               $   4,826,667
                                               --------------  --------------               -------------
                                               --------------  --------------               -------------

- ------------------------
*The TIME WARRIORS loan was paid off as of May 15, 1996.

    In October 1994, The Kushner-Locke Company obtained a production loan in the amount of $1,950,000 from Imperial Bank to cover a portion of the budget of the JOSH KIRBY: TIME WARRIORS series. The Imperial loan bears interest at Prime (8.25% as of May 10, 1996) plus 3% payable monthly plus loan fees of $97,500 plus a net profit participation. The loan is secured solely by the rights, title and assets related to the film series which has been completely and is in the process of being delivered to domestic and international sub-distributors. Collection of cash from sales has been reducing the loan balance. At March 31, 1996, the outstanding loan balance was $545,00 under the TIME WARRIOR production loan. The loan matures on May 1, 1996 but was paid off as of May 15, 1996.

    The Company entered into a long form agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture currently titled THE ADVENTURES OF PINOCCHIO. The film commenced principal photography in July 1995. The film will be distributed in foreign territories by the Company. The film will be distributed domestically by New Line Pictures (a subsidiary of Turner Entertainment Co.) which has acquired the domestic and 50% of certain ancillary rights from Savoy. Pursuant to the February 6, 1995 letter agreement, the Company licensed those domestic and ancillary rights to Savoy in exchange for Savoy funding 50% of the budget to the production entity up to $25,000,000 (which budget has been subsequently increased to approximately $28,450,000 of which the majority of such increase has been financed by Savoy in exchange for certain profit participations). In order to fund the Company's up to $12,850,000 share of the budgeted negative costs, the Company has assisted the film's production company, a consolidated entity, in obtaining loan documentation from Newmarket Capital Group L.P. ("Newmarket") which agreed to provide for financing in the amount of 50% of the film's original budget up to $12,500,000, a portion of which is reserved to pay the lender's financing fees and costs. The loan bears interest at LIBOR plus 2% and fees were determined on a sliding scale related to the amount of acceptable contracts receivable at the time of initial funding. As of March 31, 1996 $2,175,000 of the obligations of the production company to Newmarket under the loan facility, other than the portion of the loan covered by more than $13,000,000 of foreign presales, was guaranteed by The Kushner-Locke Company.

    There is no assurance that THE ADVENTURES OF PINOCCHIO, which represents the Company's biggest budget theatrical motion picture to date, will be successful. The Company has obtained completion bond insurance to guaranty that the film will be completed and delivered to the technical specifications of Savoy (as assigned to New Line Pictures) and international sub-distributors. New Line Pictures has agreed to accept the technical specifications ordered by Savoy as its delivery requirements. The Company's ability to complete this project is materially dependent upon both funding by Savoy (against domestic distribution rights it licensed) and by Newmarket (against the Company's foreign pre-sales and remaining foreign rights).

    In May and June 1995 the Company, in its role as world wide distributor, agreed to guaranty a portion of two production loans to film producers, which are consolidated entities, from Newmarket with respect to the feature films SERPENT'S LAIR and THE GRAVE. The loans of $1,005,000 and $2,100,000 each bear interest at an annual rate of Prime (8.25% as of May 10, 1996) plus 1% on the first $500,000 advanced under the loan, then pricing options are at either (a) Prime plus 1% or (b) LIBOR plus 3% on the remaining loan balance through February 1, 1996 when the loans have a pricing increase to Prime + 3% through the maturity date of such loans, plus loan fees of $60,000 per loan, plus a net profit participation. The loans are secured solely by the rights, title and assets of the production companies related to those films. The loans mature on June 30, 1996. The Kushner-Locke Company's corporate guaranty is reducible by substitution of contracts receivable from sub-distributors licensing rights to these films in certain media and territories. Milestone dates for aggregate acceptable contracts receivable were set by Newmarket within the loan documentation. In September and December 1995, Newmarket granted waivers to the borrower for not reaching these milestones and amended its Loan and Security Agreements accordingly. At March 31, 1996, the outstanding balance on The
Kushner-Locke Company's corporate guaranty of principal and interest for SERPENT'S LAIR was reduced to $345,000 and for THE GRAVE was reduced to $300,000 as a result of reaching certain acceptable sales levels.

    In August 1995 the Company, in its role as world wide distributor, agreed to guaranty a portion of two other production loans to film producers, which are consolidated entities, provided by Newmarket and Paribas, with respect to the films WHOLE WIDE WORLD and FREEWAY. The $1,550,000 loan from Newmarket for WHOLE WIDE WORLD bears interest at rate of Prime (8.25% as of May 10, 1996) plus 1% on the first $500,000 advanced under the loan, then pricing options are at either (a) Prime plus 1% or (b) LIBOR plus 3% on the remaining loan balance through February 1, 1996 when the loan has a pricing increase to Prime + 3% through the maturity date of June 30, 1996, plus loan fees of $60,000, plus a net profit participation. The Kushner-Locke Company's corporate guaranty is reducible by the substitution of acceptable contracts receivable. Milestone dates for aggregate acceptable contracts receivable were set by Newmarket within the loan documentation. In September 1995 and March 31 1996, Newmarket granted waivers to the Borrower for not reaching these milestones and amended its Loan and Security Agreement accordingly. As of March 31, 1996, The Kushner-Locke Company's outstanding corporate guaranty of principal for WHOLE WIDE WORLD was $500,000 and Newmarket required that the loan be repaid by $500,000 of principal. The Paribas loan for $1,800,802 for FREEWAY bears interest at either
(a) Reference Rate (8.25% as of May 10, 1996) plus 1/2% or (b) LIBOR + 2% until the maturity date of July 5, 1996. In this case, there are no milestone dates for aggregate contracts receivable and The Kushner-Locke Company's corporate guaranty of $961,667 is not reducible during the life of the loan. The amount of the difference between the cash collected and $961,667 is collectable at the maturity date by Paribas from The Kushner-Locke Company.

RELATED PARTY TRANSACTIONS

    In December 1994, the Company advanced August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who joined the Company as head of its new international film distribution division. The agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers thereof on the films SLEEP WITH ME, LAWNMOWER MAN II and NOSTRADAMUS. While the right of August to receive such commissions with respect to the film LAWNMOWER MAN II is subordinate to the interests of the production lenders, The Allied Entertainments Group PLC, and its subsidiaries which produced the film, has guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. The loan bears interest at the lesser of (a) Prime (8.25% at May 10, 1996) plus 2% or (b) 10%. Repayment of principal and interest is by collection of commissions assigned as collateral. As of March 31, 1996 the Company had been repaid approximately $170,000 toward interest and principal. The loan matures in December 1996.

    Stuart Hersch, in addition to his compensation paid as a Member of the Board of Directors of the Company, became a consultant to the Company effective April 1, 1996 for which he is paid $7,500 per month.

    In fiscal 1995 the Company entered into a partnership named TVFirst which creates and markets informercials. One of TVFirst's current projects is a Christian music informercial. TVFirst has decided to purchase air time for such informercial on an accelerated basis but neither TVFirst nor either of its partners have the available resources to fund such accelerated purchases. Messrs. Locke and Kushner have loaned to the Company $30,000 as of March 31, 1996 which then made a capital contribution to TVFirst to enable TVFirst to purchase such air time; subsequent loans have totaled $325,000 through May 10, 1996. Such loans, subject to final documentation, will bear interest at the prime rate (8.25% as of May 10) plus 1% and are anticipated to be repaid within six months, or possibly earlier. In addition, each lender would also receive a royalty equal to 10% of the principal amount loaned by such lender, which amount will be payable on the repayment date. Furthermore, each lender would receive a profit participation in the profits, if any, related to the Christian music informercial, up to an amount equal to 5% of its principal amount, which amount will be payable on the first anniversary of such repayment. There is no assurance that the informercial will have any revenues associated with it.

    SUMMARY

    While the Company believes that it will obtain a multi-year increased syndicated credit facility from Chemical Bank by May 31, 1996 or shortly thereafter there is no assurance that the Company will obtain such credit accommodation. If the Company is unable to obtain such credit facility, the Company will seek alternative financing. However, there is no guarantee that alternative financing will be available on acceptable terms. If such credit facility and/or alternative financing is not available, Management believes that existing resources and cash generated from operating activities, after a reduction of the level of Company's investment in film costs, will be adequate to comply with the terms of the extension of the Imperial credit facility through December 1996. To the extent that existing resources and a reduction in the level of Company's investment in film costs are not adequate, Management intends to reduce operating expenses. In the event that the Company is unable to comply with the terms of such extension or obtain an additional extension or alternative financing after the current maturity date of December 31, 1996, the Company would seek to restructure its obligations under the facility. This would have a significant effect on the Company's operations.

    The Company's business and operations have not been materially affected by inflation.

                                    PART II
                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    On May 10, 1996, the Company completed an offering and sale of $1,500,000 of its 5% Convertible Subordinated Notes (the "Notes") pursuant to a private placement. As part of such transaction, the purchaser of the Notes will have the right to receive shares (the "Bonus Shares") of common stock, no par value, of the Company (the "Common Stock") equal in value to 50% of the principal amount of the Notes so purchased. The number of Bonus Shares receivable by each Noteholder shall be adjusted on the effective date (the "Effective Date") of a contemplated secondary public offering of the Company (the "Secondary Public Offering") based upon the Common Stock component of the security sold in such Secondary Public Offering. The Notes have not been registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the United States absent registration or an applicable exception from registration requirements. The Notes will not be registered under the Act but the Company has agreed to register the Bonus Shares as part of the Secondary Public Offering.

    Interest in the Notes will accrue at a rate of 5% per annum and will be payable quarterly in arrears commencing on July 31, 1996. The Notes will mature (the "Maturity Date") on the sooner to occur of (i) November 3, 1996 or (ii) the effective date; provided, however, that the November 3, 1996 date set forth above shall be extended to May 3, 1997 if the Secondary Public Offering is delayed beyond November 3, 1996 if such delay is not solely the fault of the Company.

    The Company has the right, upon the satisfaction of certain conditions, to convert the Notes into shares of Common Stock (the "Conversion Shares") at a conversion price per share equal to 66 2/3% of the closing high bid price of the Common Stock on the NASDAQ National Market (the "NNM") on the Effective Date (the "Conversion Price"); provided however, that the Conversion Price shall be reduced to 50% of the Closing high bid price on the NNM on the Effective Date if the Effective Date is after March 3, 1997 and the delay is due to no fault of the underwriter of the Secondary Public Offering. In addition, if the Notes are not repaid or repayment thereof provided for on or before the Maturity Date, the holders of the Notes shall have the right after the Maturity Date to convert the Notes into Conversion Shares at the Conversion Price (an "Optional Conversion"). Any conversion of the Notes would be in lieu of the repayment of the principal of the Notes and the issuance and delivery of the Bonus Shares. After an Optional Conversion, the holders of the Conversion Shares shall have, in the aggregate, one demand registration right with respect to the Conversion Shares.

    The Bonus Shares and the Conversion Shares shall not be transferable until the end of the six month period beginning on the Effective Date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:   Exhibits filed  as part  of this  report are  listed on  the
       "Index to Exhibits" which follows the signature pages hereto.

    (b) Reports on Form 8-K:  None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE KUSHNER-LOCKE COMPANY
                                                   (Registrant)

Dated:  May 15, 1996
                                  ---------------------------------------------
                                                   Peter Locke
                                            CO-CHAIRMAN OF THE BOARD,
                                     CO-CHIEF EXECUTIVE OFFICER AND PRESIDENT

Dated:  May 15, 1996
                                  ---------------------------------------------
                                                  Donald Kushner
                                            CO-CHAIRMAN OF THE BOARD,
                                     CO-CHIEF EXECUTIVE OFFICER AND SECRETARY

Dated:  May 15, 1996
                                  ---------------------------------------------
                                                 James L. Schwab
                                             CHIEF FINANCIAL OFFICER,
                                            VICE PRESIDENT OF FINANCE

                               INDEX TO EXHIBITS

 EXHIBITS
- ----------
   10.52     Waiver  of Sections 6.1 LIMITATION ON INDEBTEDNESS, 6.6 LIMITATION
              ON  PREPAYMENT  OF  SUBORDINATED  DEBT  and  6.16  LIMITATION  ON
              ISSUANCE  OF  CAPITAL STOCK  of  the Third  Amended  and Restated
              Credit Agreement  (the  "Credit Agreement")  among  Kushner-Locke
              Company  and Imperial Bank,  dated as of February  9, 1990 and as amended and restated as  of December 14, 1990,  May 1, 1992,  and
              August 31, 1993, and as further amended as of December 31, 1995.
   10.53     Waiver of Sections 5.9 MINIMUM NET INCOME of the Third Amended and
              Restated   Credit  Agreement   (the  "Credit   Agreement")  among
              Kushner-Locke Company and Imperial Bank, dated as of February  9,
              1990  and as amended and restated as of December 14, 1990, May 1,
              1992, and August 31, 1993, and as further amended as of  December
              31, 1995.
   10.54     Fourth Amendment to Employment Agreement between The Kushner-Locke
              Company and Peter Locke dated February 13, 1996.
   10.55     Fourth Amendment to Employment Agreement between The Kushner-Locke
              Company and Donald Kushner dated February 13, 1996.