Form 10-Q
period 1996-06-30
KUSHNER LOCKE CO
filed 1996-08-14
CIK 842009

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                            ------------------------

                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1996                 COMMISSION FILE  NO. 0-17295

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                       Common Stock, without par value
           10% Convertible Subordinated Debentures, Series A due 2000
         13 3/4% Convertible Subordinated Debentures, Series B due 2000
              Common Stock Purchase Warrants, Class A and Class C

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

     There were 51,658,412 shares of outstanding Common Stock of the Registrant as of August 6, 1996.

                            ------------------------




Total number of pages 20

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
               FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       Part II.   OTHER INFORMATION


Item 1.   Legal Proceedings


Items 2 through 4.   Not Applicable


Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  4.5
                          4.6
                          10.56
                          10.57

          (b)  Reports on Form 8-K:  None

                                   PART I

ITEM 1.

                         THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                             JUNE 30,         SEPTEMBER 30,
                                                               1996                1995
                                                            -----------       -------------
                                                            (unaudited)
Cash and cash equivalents...............................     $2,488,000          $3,139,000
Restricted cash.........................................      2,956,000           1,162,000
Accounts receivable, net of allowance for
 doubtful accounts......................................     20,729,000           7,864,000
Due from affiliates.....................................              0             309,000
Notes receivable from August Entertainment, Inc. .......        688,000             676,000
Film costs, net of accumulated amortization.............     64,979,000          73,716,000
Property and equipment, at cost, net of accumulated
 depreciation and amortization..........................        415,000             515,000
Other assets............................................      4,116,000           1,571,000
                                                           ------------        ------------
                                                            $96,371,000         $88,952,000
                                                           ------------        ------------
                                                           ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities................     $5,287,000          $3,245,000
Due to affiliates.......................................         44,000                   0
Notes payable...........................................     37,105,000          28,398,000
Deferred film license fees..............................      5,945,000           2,753,000
Contractual obligations, principally participants'
 share payable and talent residuals.....................      4,575,000             995,000
Production advances.....................................      2,267,000          16,609,000
Convertible subordinated debentures, net of
 deferred issuance costs................................     16,081,000          17,745,000
                                                           ------------        ------------
    Total liabilities...................................    $71,304,000         $69,745,000
                                                           ------------        ------------
Stockholders' equity:
  Common stock, no par value.  Authorized 80,000,000
  shares, issued and outstanding 40,210,742 shares at
  June 30, 1996 and 35,466,599 shares at September 30,
  1995.................................................      27,781,000          23,337,000
Accumulated deficit....................................      (2,714,000)         (4,130,000)
                                                           ------------        ------------
    Total stockholders' equity.........................     $25,067,000         $19,207,000
                                                           ------------        ------------
                                                            $96,371,000         $88,952,000
                                                           ------------        ------------
                                                           ------------        ------------


      See accompanying Notes to Condensed Consolidated Financial Statements.

                         THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (unaudited)

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                         --------------------------------      -------------------------------
                                                               1996               1995               1996              1995
                                                         -------------      -------------      -------------     -------------
Operating  revenues..............................         $ 28,983,000      $   1,904,000      $  58,320,000     $  13,518,000
Costs related to operating revenues..............           26,294,000          1,567,000         50,659,000        10,735,000
Selling, general and administrative expenses.....              900,000            957,000          2,868,000         2,934,000
                                                         -------------      -------------      -------------     -------------
    Earnings/(loss) from operations..............            1,789,000           (620,000)         4,793,000          (151,000)
Interest income..................................               83,000             49,000            143,000           185,000
Interest expense.................................             (712,000)          (966,000)        (2,566,000)       (2,558,000)
Interest expense related to Bridge Note
 financing.......................................             (618,000)            --               (618,000)            --

                                                         -------------      -------------      -------------     -------------
Earnings/(loss) before income taxes and
 extraordinary item..............................              542,000         (1,537,000)         1,752,000        (2,524,000)
Provision for income taxes.......................               16,000             26,000             36,000            43,000
                                                         -------------      -------------      -------------     -------------
Earnings/(loss) before extraordinary.............              526,000         (1,563,000)         1,716,000        (2,567,000)
Extraordinary item:
   Costs associated with repayment of credit
    facility.....................................             (250,000)            --               (300,000)            --
                                                         -------------      -------------      -------------     -------------
                                                          $    276,000       $ (1,563,000)     $   1,416,000     $  (2,567,000)
                                                         -------------      -------------      -------------     -------------
                                                         -------------      -------------      -------------     -------------
Earnings/(loss) per common and common equivalent share:
Earnings/(loss) before extraordinary item............     $       0.01       $      (0.05)     $        0.05     $       (0.08)
Earnings/(loss) associated with extraordinary
 item............................................                (0.00)            --                  (0.01)            --
                                                         -------------      -------------      -------------     -------------
Net Earnings/(loss)..................................     $       0.01       $      (0.05)     $        0.04     $       (0.08)
                                                         -------------      -------------      -------------     -------------
                                                         -------------      -------------      -------------     -------------
Weighted average number of common and common
 equivalent shares outstanding...................           39,190,000         31,589,000         37,034,000        31,432,000
                                                         -------------      -------------      -------------     -------------
                                                         -------------      -------------      -------------     -------------


      See accompanying Notes to Condensed Consolidated Financial Statements.

                         THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                                                        NINE MONTHS ENDED JUNE 30
                                                                                   ---------------------------------
                                                                                         1996               1995
                                                                                   ---------------     -------------
Cash flows from operating activities:
        Net earnings (loss)....................................................        $1,416,000       $(2,567,000)
    Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
        Increase in restricted cash............................................        (1,794,000)         (650,000)
        Amortization of film costs.............................................        50,496,000        11,049,000
        Depreciation and amortization..........................................           101,000           185,000
        Amortization of capitalized issuance costs and warrants................           365,000           314,000
        Accounts receivable, net...............................................       (12,865,000)         (516,000)
        Due from affiliates....................................................           341,000          (745,000)
        Increase in film costs.................................................       (41,759,000)      (29,376,000)
        Accounts payable and accrued liabilities...............................         2,041,000           610,000
        Deferred film license fees.............................................         3,192,000           914,000
        Contractual obligations................................................         3,580,000          (509,000)
        Production advances....................................................       (14,342,000)        3,109,000
                                                                                    -------------       -----------
            Net cash (used) by operating activities............................        (9,228,000)      (18,182,000)

Cash flows from investing activities:
    Increase in property and equipment, net....................................             --             (241,000)
    Decrease (Increase) in other assets........................................          (166,000)           37,000
                                                                                    -------------       -----------
            Net cash (used) by investing activities............................          (166,000)         (204,000)

Cash flows from financing activities:
    Increase in notes payable..................................................        21,747,000         9,642,000
    Repayment of notes payable.................................................       (15,000,000)       (2,600,000)
    Net proceeds from issuance of debentures...................................         1,307,000             --
    Net proceeds from exercise of conversion options...........................           (55,000)          (60,000)
    Proceeds from exercise of stock options....................................           412,000             --
                                                                                    -------------       -----------
            Net cash and restricted cash provided by financing activities......         8,411,000         6,982,000

    Net increase in cash and restricted cash...................................          (651,000)      (11,404,000)
    Cash at beginning of period................................................         3,139,000        15,681,000
                                                                                    -------------       -----------
                                                                                    -------------       -----------
    Cash at end of period......................................................        $2,488,000        $4,277,000
                                                                                    -------------       -----------
                                                                                    -------------       -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(1) During the nine months ended June 30, 1995, $1,960,400 of convertible subordinated debentures, before unamortized capitalized issuance costs of $216,000, were converted into 2,012,883 shares of Common Stock.

(2) During the nine months ended June 30, 1996, $3,586,000 of convertible subordinated debentures, before unamortized issuance costs of $315,000, were converted into 3,662,411 shares of common stock.

(3) During the nine months ended June 30, 1996, 631,733 Shares of Common Stock, valued at $750,000, were issued related to interest on Bonus Shares.

(4) During the three months ended June 30, 1996, $1,960,000 of bank fees were financed by the bank.

       See accompanying Notes to Condensed Consolidated Financial Statements.

                        THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED JUNE 30, 1996
                                (unaudited)

                                                                                    STOCKHOLDERS' EQUITY
                                                       ---------------------------------------------------------------------
                                                        NUMBER OF             COMMON          ACCUMULATED
                                                          SHARES               STOCK            DEFICIT              TOTAL
                                                       ------------         ------------      ------------      ------------
Balance at September 30, 1995......................      35,466,598          $23,337,000       $(4,130,000)      $19,207,000
Conversions of convertible debentures..............       3,662,409            3,282,000             --            1,530,000
Stock Options Exercised............................         450,000              412,000            --               412,000
Issuance of Bridge Loan Stock......................         631,733              750,000            --               750,000
Net earnings ......................................          --                   --             1,416,000           276,000
                                                       ------------         ------------      ------------      ------------
    Balance at June 30, 1996.......................      40,210,740          $27,781,000       $(2,714,000)      $25,067,000
                                                       ------------         ------------      ------------      ------------
                                                       ------------         ------------      ------------      ------------


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

     The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations for the three month period ended June 30, 1996 and 1995, and its cash flows for the nine month period ended June 30, 1996 and 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     Certain reclassifications have been made to conform prior year balances with the current presentation.

     RESTRICTED CASH

     As of June 30, 1996, the Company had $2,956,000 in restricted cash related to advances received by the Company from film producers for the acquisition of distribution rights. These cash advances were being held in escrow accounts as collateral by financial institutions providing production loans to those producers.

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

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The weighted average number of common and common equivalent shares outstanding for the calculation of primary earnings per share was 39,190,000 and 31,589,000 for the quarters ended June 30, 1996 and 1995, respectively, 37,034,000 and 31,432,000 for the nine months ending June 30, 1996 and 1995, respectively. The inclusion of the additional shares, assuming the conversion of the Company's convertible subordinated debentures, would have been anti-dilutive for the three and the nine months ended June 30, 1996 and June 30, 1995, respectively.

                        THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  FILM COSTS

     Film costs consist of the following:


                                                                       JUNE 30,           SEPTEMBER 30,
                                                                         1996                  1995
                                                                      -----------         -------------
     In process or development                                        $12,265,000           $42,115,000
     Released, principally THE ADVENTURES OF PINOCCHIO, other
      feature films and television productions, net of accumulated
      amortization                                                     52,714,000            31,601,000
                                                                     ------------         -------------
                                                                      $64,979,000           $73,716,000
                                                                     ------------         -------------
                                                                     ------------         -------------

(3)  NOTES PAYABLE

     Notes payable are comprised of the following:


                                                                       JUNE 30,           SEPTEMBER 30,
                                                                         1996                  1995
                                                                      -----------         -------------
     Note payable to bank, revolving credit facility secured by substantially all Company assets, interest at varying
      rates as discussed below, outstanding principal balance due
      June 25, 1999                                                   $18,710,000           $14,804,000
     Notes payable to banks and/or financial institutions
      consisting of seven production loans secured by certain
      film rights held by producers, priced at different rates
      for each loan; approximately $2,177,000 due before
      July 1996, $1,900,000 before August 1996, $12,317,000
      before October 1996, and $2,001,000 before November 1997         18,395,000            13,594,000
                                                                    -------------          ------------
                                                                      $37,105,000           $28,398,000
                                                                    -------------          ------------
                                                                    -------------          ------------

On June 25, 1995 the Company closed a new syndicated borrowing base revolving credit facility. In conjunction with the closing of such new facility, the Company repaid amounts outstanding under its then existing credit facility, and unamortized issuance costs of $250,000 relating to this previous credit facility have been expensed and classified as an extraordinary item.

The new revolving credit facility bears interest at the Company's option, either (i) at LIBOR (5.56% as of August 9, 1996) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of (a) the agent bank's Prime Rate (8.25% as of August 9, 1996), (b) the agent bank's Base CD Rate (5.34% as of August 9, 1996) plus 1% or (c) the Federal Funds Effective Rate (5.19% as of August 9, 1996) plus 1/2% plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche).

                        THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  CONVERTIBLE SUBORDINATED DEBENTURES

                                                                                         JUNE 30,       SEPTEMBER 30,
                                                                                           1996             1995
                                                                                       -----------     --------------
     Series A Convertible Subordinated Debentures due December 15, 2000,
     bearing interest at 10% per annum payable June 15 and December 15, net of unamortized capitalized issuance costs and warrants of $10,000 and $13,000,
     respectively                                                                           77,000          84,000

     Series B Convertible Subordinated Debentures due December 15, 2000,
     bearing interest at 13 3/4% per annum payable monthly, net of unamortized
     capitalized issuance costs of $302,000 and $354,000, respectively                    2,958,000      2,972,000

     Convertible Subordinated Debentures due December 15, 2000, bearing interest at
     8% per annum payable February 1 and August 1, net of unamortized capitalized
     issuance costs of $617,000 and $1,058,000, respectively                              7,044,000     10,129,000

     Convertible Subordinated Debentures due July 1, 2002, bearing interest at 9%
     per annum payable January 1 and July 1, net of unamortized capitalized issuance
     costs of $431,000 and $490,000, respectively                                         4,569,000      4,560,000

     Convertible Subordinated  Bridge Notes due upon issuance of Company's Registration
     Statement (Form S-2) (see Part 11, item 5), bearing interest at 5% per annum
     net of unamortized capitalized issuance cost of $67,000 and $0, respectively        $1,433,000              0
                                                                                       ------------    -----------
                                                                                        $16,081,000    $17,745,000
                                                                                       ------------    -----------
                                                                                       ------------    -----------

     SERIES A DEBENTURES

     As of June 30, 1996, the Company had outstanding $87,000 principal amount of Series A Debentures. The Debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $10,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $2,000 of capitalized issuance costs have been amortized to interest expense for the nine months ended June 30, 1996.

     SERIES B DEBENTURES

     As of June 30, 1996, the Company had outstanding $3,260,000 principal amount of Series B Debentures due 2000. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $302,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $51,000 of capitalized issuance costs had been amortized as interest expense for the nine months ended June 30, 1996.

                        THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

     8% DEBENTURES

     As of June 30, 1996, the Company had outstanding $7,661,000 principal amount of 8% Debentures. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $617,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $133,000 of capitalized issuance costs had been amortized as interest expense for the nine months ended June 30, 1996.

     9% DEBENTURES

     As of June 30, 1996, the Company had outstanding $5,000,000 principal amount of 9% Debentures. The Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $431,000 which are amortized using the interest method to interest expense over the term of the Debentures. Approximately $54,000 of capitalized issuance costs had been amortized as interest expense for the nine months ended June 30, 1996.

     5% CONVERTABLE SUBORDINATED NOTES ("BRIDGE NOTES")

     As of June 30, 1996, the Company had outstanding $1,500,000 principal amount of Bridge Notes. The Notes are recorded net of unamortized expenses associated with the offering totaling $193,000 which are amortized using the interest method to interest expense over the term of the notes. Approximately $126,000 of capitalized issuance costs had been amortized as interest expense for the nine months ended June 30, 1996.

     As part of such transaction, the purchaser of the Notes will have the right to receive shares (the "Bonus Shares") of common stock, no par value, of the Company (the "Common Stock") equal in value to 50% of the principal amount of the Notes so purchased. At issuance, 631,733 shares of Common Stock were placed in escrow. The number of Bonus Shares receivable by each Noteholder were adjusted on the effective date of the secondary public offering of the Company (the "Secondary Public Offering") based upon the Common Stock component of the security sold in such Secondary Public Offering. As the shares of Common Stock were issued by the Company, the Company recorded the issuance of the shares and prepaid interest at $750,000.
 The prepaid interest will be amortized over the period the Bridge Notes are outstanding. During the three months ended June 30, 1996, $480,000 was recorded as interest expense.

(5)   INCOME TAXES

      Income taxes for the nine month periods ended June 30, 1996 and 1995 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that all taxable income for the fiscal year will be offset by a deferred tax asset which will keep the effective federal tax rate at approximately 0%.

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

      In its normal course of business as a distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation. This initial advance for rights ranges for 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film or video materials and proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of June 30, 1996 the Company had made contractual agreements for an aggregate of approximately $1,312,000 in payments due should those third party producers complete delivery to the Company. If such third parties use the Company's distribution agreement as collateral for a production loan, then the Company may be obligated to make such payments to financial institutions or others instead of such third party producers. These obligations have originated from the Company's cable joint venture known as KLC/New City Tele-Ventures. These amounts are payable over the next twelve months.

                                   PART I

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights of films released in the U.S. by studios, pay cable, basic cable, and videocassette companies; and from the development, production and distribution of television programming for the major U.S. television networks, basic and pay cable television and first-run syndication; as well as from the licensing of rights to films and television programs in international territories. While the Company generally finances all or a substantial portion of the budgeted production costs of its programming through domestic and international licensing and other arrangements, the Company typically retains rights in its programming which may be exploited in future periods or in additional territories. In April 1993, the Company established a feature film operation to produce and distribute low and medium budget films for theatrical and/or home video or cable release. The Company also produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the United States.

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

     Gross profits for any period are a function in part of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and results of operations may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period have materially affected a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's product mix during the fiscal year may further affect the Company's quarter to quarter or year to year results of operations as particular products may be amortized differently as determined by length of product life cycle and the number of related revenue sources.

     Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, which could cause actual results to differ materially from those discussed herein, including but not limited to the Company's ongoing liquidity and financing requirements, fluctuations in results of operations, dependence on a limited number of projects, limited number of shares of Common Stock available for future capital needs, dependence on key personnel and risks relating to the nature of the entertainment industry, government regulation, amortization of film costs and competition. See the relevant discussion elsewhere herein and in the Company's periodic reports and other documents filed with the Securities and Exchange Commision, including the Company's registration statement on Form-S-2, as amended as of July 24, 1996, for a further discussion of these and other risks and uncertainties applicable to the Company and its business.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED JUNE, 1996 AND 1995

     The Company's operating revenues for the third quarter ended June 30, 1996 were $28,983,000, an increase of $27,079,000, or approximately 14 times, from $1,904,000 from the prior fiscal year's third quarter ended June 30, 1995. This increase was due primarily to the timing of delivery and/or availability of films (in particular, the Company's major theatrical release THE ADVENTURES OF PINOCCHIO) and television programs as well as a shift in the Company's current product mix towards a greater percentage of feature films due to opportunities available to the Company.

     The Company recognized $28,906,403 of revenues during the third quarter of fiscal 1996 from the delivery and/or availability of the following: the major theatrical feature film THE ADVENTURES OF PINOCCHIO starring Martin Landau and Jonathan Taylor Thomas and a puppet from Jim Henson's Creature Shop ($15,739,000), two CBS network movies entitled PRINCESS IN LOVE ($3,221,723) and EVERY WOMAN'S DREAM starring Kim Cattrall and Jeff Fahey ($2,775,000), a pilot for ABC called THE GUN starring Peter Horton and Rosanna Arquette ($1,800,000), and $3,122,000 from continuing licenses of completed product from the Company's library to domestic cable channel operators, and the balance from delivery and/or availability of various product from the Company's library. An infomercial on the subject of Christian music through the Company's partnership called TVFirst began its national rollout during the third quarter of fiscal 1996.

     The Company recognized approximately $1,377,000 revenues during the third quarter of fiscal 1995 from the delivery and/or availability in foreign territories of a movie for CBS entitled DANGEROUS INTENTIONS starring Donna Mills and Corbin Bernsen and four direct-to-video titles: WES CRAVEN PRESENTS THE MINDRIPPER starring Lance Henriksen for WarnerVision and GIRL TALK CONFIDENTIAL, DREAM MASTER, and CYBERELLA, three adult thrillers. Continuing sales of licenses for completed product from the Company's library of titles to international distributors accounted for the majority of remaining revenues for that period.

     In various stages of production for the Company's slate of projects currently scheduled for distribution over the next twelve months are (a) two animated feature films for Buena Vista Home Video, a division of The Walt Disney Company, that are sequels to the successful direct-to-video title THE BRAVE LITTLE TOASTER, (b) the feature film WAITING FOR THE MAN starring Jeff Fahey and Rae Dawn Chong, and (c) the feature film THE LAST TIME I COMMITTED SUICIDE starring Keanu Reeves. Currently in pre-production and scheduled for principal photography starting in the remainder of this fiscal year are a television movie for NBC JACK REED V starring Brian Dennehy, and five direct-to-video feature films for Paramount Home Video entitled KID MIDAS, JOHNNY MYSTO: BOY WIZARD, LITTLE GHOST, DRAGON WORLD II, and GENIE. In addition, the Company has acquired all television rights for a package of over 10 films in addition to the 50 titles previously acquired, the majority of which are scheduled to be released during fiscal 1996, for distribution through a joint venture of the Company called KLC/New City Tele-Ventures. During the third quarter of 1996, approximately $15,515,000 was expended for production and development of new projects. Film costs in process or development at June 30, 1996 increased to $12,265,000 from $7,547,000 at June 30, 1995.

     Costs relating to operating revenues were $26,294,000 during the third quarter of fiscal 1996 as compared to $1,567,000 during the third quarter of fiscal 1995. As a percentage of operating revenues, costs relating to operating revenues were approximately 91% for the third quarter of fiscal 1996 compared to approximately 82% for the third quarter of fiscal 1995. The increased costs in the most recent period reflect a weighting of the product mix toward titles which, in general, are amortized more rapidly than titles determined to have a longer product life cycle and a greater number of related revenue sources.

     Selling, general and administrative expenses decreased to $900,000 in the third quarter of fiscal 1996 from $957,000 in the third quarter of fiscal 1995. The decrease resulted from the capitalization of certain overhead items to theatrical, television, and cable product completed in the third quarter of 1996.

     Interest expense for the third quarter ended June 30, 1996 was $1,330,000 as compared to $966,000 for the third quarter ended June 30, 1995. The increase was primarily due to the $480,000 charge to interest expense related to the issuance of Bonus Shares as part of the refinancing of the Bridge Notes, partially offset by decreased Convertible Subordinated Debt outstanding as a result of conversions. Total notes payable increased to $37,105,000 at June 30, 1996 from $28,398,000 at September 30, 1995.

     The Company's estimated effective income tax rate was approximately 2% for the third quarter ended June 30, 1996 compared to an estimated effective income tax rate of approximately 2% for three months ended June 30, 1995 and 0% for the year ended September 30, 1995. The $16,000 additional tax expense for the three month period in third quarter of fiscal 1996 consisted of minimum state taxes related to the number of active subsidiary companies.

     The Company reported net earnings of $276,000, or $0.01 per share, for the third quarter ended June 30, 1996 after recognizing the extraordinary charge to earnings for costs associated with the credit facility which was repaid ($250,000) compared to a net loss of $(1,563,000), or $(0.05) per share, for the third quarter ended June 30, 1995. Weighted number of common shares for the third quarters were 39,190,498 in 1996 and 31,973,000 in 1995. The earnings in the third quarter of fiscal 1996 resulted primarily from the Company completing a portion of its film and television project in process including its higher-budgeted feature film THE ADVENTURES OF PINOCCHIO and recognition of revenues on existing contracts receivables made to third parties licensing the rights to distributor those projects with certain media and territories. The losses in the third quarter of fiscal 1995 resulted primarily from the increases in staff associated with the higher level of distribution activities in that period, and the higher interest expense resulting from the issuance of the 8% and 9% Convertible Subordinated Debentures.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $5,444,000 (including $2,956,000 of restricted cash being used as collateral for certain production loans) at June 30, 1996 from $4,301,000 (including $1,162,000 of restricted cash) at September 30, 1995 primarily from additional collections from foreign presales.

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

     The Company experienced net negative cash flows from operating activities (resulting principally from the Company's significant expansion of production) of ($9,228,000) during the nine months ended June 30, 1996, which was partially offset by net cash of $8,411,000 provided by financing activities from production loans and usage of the Company's revolving line of credit up to the maximum amount of credit then available. As a result primarily of the foregoing factors, net unrestricted cash decreased during the nine month period by $651,000 to $2,488,000 on June 30, 1996. To the extent that the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

     CREDIT FACILITY

     On June 28, 1996, the Company closed a $40 million syndicated borrowing base revolving credit agreement with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). Such agreement provides for borrowings by the Company based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs (as adjusted). In addition, the Company will from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's assets and bears interest, at the Company's option, either (i) at LIBOR (5.69% as of August 9, 1996) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of (a) Chase's Prime Rate (8.25% as of August 9, 1996), (b) Chase's Base CD Rate (5.34% as of August 9, 1996) plus 1% or (c) the Federal Funds Effective Rate (5.19% as of August 9, 1996) plus 1/2%) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche). At August 9, 1996 the Company's borrowing base with Chase, based on June 30, 1996 balances, stood at $24,925,000 (gross of residuals, participations and completion reserves) and $4,200,000 was available for borrowing.

     The outstanding credit agreement contains various covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt.

     In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs.
Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power.)

     SECURITIES OFFERINGS

     From December 1990 through April 1991, the Company sold an aggregate of $5,700,000 principal amount of Series A Debentures and an aggregate of $6,000,000 principal amount of Series B Debentures. In connection with the issuance of certain of the Series A Debentures, the Company issued warrants to purchase an aggregate of 2,100,000 shares of Common Stock at an exercise price of $2.00 per share. In November 1995, the Company elected to extend the expiration date of such warrants from March 20, 1996 to March 20, 1997. As of June 30, 1996, approximately $87,000 principal amount of Series A Debentures and $3,260,000 of Series B Debentures were outstanding. The Series A Debentures are convertible into shares of Common Stock at a rate of approximately $1.27 per share and the Series B Debentures into shares of Common Stock at a rate of approximately $1.54 per share. The reduction in Series A and Series B Debentures has resulted primarily from conversions to Common Stock. The Company has the right to redeem the Series A Debentures at redemption prices at 103% of par after September 30, 1996 and declining to par after September 30, 1997. The indentures under which the Company's outstanding debentures described above were issued contain various covenants to which the Company must adhere. These covenants, among other things, also impose certain limitations on additional indebtedness and dividend payments by the Company.

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

     In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters. Since the end of the fiscal year (September 30, 1995), primarily as a result of the conversion of the 8% and 9% Debentures, the number of outstanding shares of common stock has increased from 35,466,598 to 40,210,740 as of June 30, 1996.

     In May 1996, the Company issued $1,500,000 of short-term bridge notes in a private placement which were repaid in connection with the secondary public offering referred to below.

     In July 1996, the Company closed a secondary public offering of an aggregate 4,750,000 units, each unit consisting of two shares of Common Stock and one five year Class C Redeemable Common Stock Purchase Warrant to purchase Common Stock at $1.9375 per share (a "Unit"). The Company received aggregate gross proceeds in the amount of $9,203,125 prior to any discounts, commissions or expenses related thereto.

     PRODUCTION/DISTRIBUTION LOANS

     The Company's other short term borrowings, totaling $18,395,000 as of June 30, 1996, consisting of production loans from Newmarket Capital Group L.P. ("Newmarket") and Banque Paribas (Los Angeles Agency) ("Paribas") to consolidated production entities. The Kushner-Locke Company provides limited corporate guarantees for a portion of the Newmarket and Paribas loans which are callable in the event that the production companies' loan amounts (including a reserve for fees, interest and financing costs) are not adequately collateralized with acceptable contracts receivable from third party domestic and/or foreign sub-distributors by certain dates or by the maturity date of the loan. Deposits on the purchase price paid by these sub-distributors are held as restricted cash collateral by the Lenders. Amounts outstanding (other than the amounts covered by the limited corporate guarantees) are recourse only to the film assets held by the production companies.

     The table below shows certain production loans as of June 30, 1996. Corporate guarantees have been reduced as of June 30, 1996 due to the Company reaching certain sales milestones as allowed under the Newmarket loans. Three of the production loans were scheduled to mature before April 1996. The Company requested, and Newmarket agreed, to extend the maturity dates by approximately 90 days on the production loans for SERPENT'S LAIR, THE GRAVE and WHOLE WIDE WORLD for customary delays in the process of delivering and collecting cash from foreign territories.


                                                       AMOUNTS    WEIGHTED
          FILM             LENDEDR     LOAN AMOUNT   OUTSTANDING  INTEREST   GUARANTY   MATURITY
- -----------------------   ---------    -----------   -----------  --------  ----------
Serpent's Lair            Newmarket     $1,005,000      $257,000   10.23%           $0   6-30-96
The Grave                 Newmarket     $2,100,000      $990,000   10.94%           $0   6-30-96
Whole Wide World          Newmarket     $1,550,000      $930,000   10.70%     $500,000   6-30-96
The Legend of Pinocchio   Newmarket    $12,500,000   $12,317,000    8.21%   $2,800,000   9-30-96
Freeway*                  Paribas       $1,983,333    $1,900,000    8.61%     $991,667    7-5-96
Magic Adventures          Imperial      $5,100,000    $2,001,000   10.92%           $0  11-15-97
                                       -----------   -----------             ----------
                                       $24,238,333   $18,395,000             $4,291,667
                                       -----------   -----------             ----------
                                       -----------   -----------             ----------
* Repaid on July 20, 1996

     In October 1994, The Kushner-Locke Company obtained a production loan in the amount of $1,950,000 from Imperial Bank to cover a portion of the budget of the JOSH KIRBY: TIME WARRIORS series. The Imperial loan bore interest at Prime (8.25% as of May 15, 1996) plus 3% payable monthly plus loan fees of $97,500 plus a net profit participation. The loan was secured solely by the rights, title and assets related to the film series which is in the process of being delivered to domestic and international sub-distributors. The loan was paid off May 15, 1996.

     The Company entered into a long form agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture titled THE ADVENTURES OF PINOCCHIO. The film opened domestically on July 26, 1996 in a wide theatrical release by New Line Pictures (a subsidiary of Turner Entertainment Co.) which has acquired the domestic and 50% of certain ancillary rights from Savoy. The film will be distributed in foreign territories by the Company. Pursuant to the February 6, 1995 letter agreement, the Company licensed those domestic and ancillary rights to Savoy in exchange for Savoy funding 50% of the budget to the production entity up to $25,000,000 (which budget was subsequently increased to approximately $29,450,000 of which the majority of such increase has been financed by Savoy in exchange for certain profit participations). In order to fund the Company's up to $12,850,000 share of the budgeted negative costs, the Company has assisted the film's production company, a consolidated entity, in obtaining loan documentation from Newmarket Capital Group L.P. ("Newmarket") which agreed to provide for financing in the amount of 50% of the film's original budget up to $12,500,000, a portion of which is reserved to pay the lender's financing fees and costs. The loan bears interest at LIBOR plus 2% and fees were determined on a sliding scale related to the amount of acceptable contracts receivable at the time of initial funding. As of June 30, 1996 $2,800,000 of the obligations of the production company to Newmarket under the loan facility, other than the portion of the loan covered by more than $13,000,000 of foreign presales, was guaranteed by The Kushner-Locke Company. There is no assurance that THE ADVENTURES OF PINOCCHIO, which represents the Company's biggest budget theatrical motion picture to date, will be ultimately successful.

     In May and June 1995 the Company, in its role as world wide distributor, agreed to guaranty a portion of two production loans to film producers, which are consolidated entities, from Newmarket with respect to the feature films SERPENT'S LAIR and THE GRAVE. The loans of $1,005,000 and $2,100,000 each bear interest at an annual rate of Prime (8.25% as of August 9, 1996) plus 1% on the first $500,000 advanced under the loan, then pricing options are at either (a) Prime plus 1% or (b) LIBOR plus 3% on the remaining loan balance through February 1, 1996 when the loans have a pricing increase to Prime + 3% through the maturity date of such loans, plus loan fees of $60,000 per loan, plus a net profit participation of 10% of the Company's net profit participation. The loans are secured solely by the rights, title and assets of the production companies related to those films. The loans matured on June 30, 1996 but The Kushner-Locke Company's corporate guaranty is reducible by substitution of contracts receivable from sub-distributors licensing rights to these films in certain media and territories. Milestone dates for aggregate acceptable contracts receivable were set by Newmarket within the loan documentation. In September and December 1995, Newmarket granted waivers to the borrower for not reaching these milestones and amended its Loan and Security Agreements accordingly. At June 30, 1996, the outstanding balance on The Kushner-Locke Company's corporate guaranty of principal and interest for SERPENT'S LAIR and for THE GRAVE was reduced to zero and eliminated as a result of reaching certain acceptable sales levels.

     In August 1995 the Company, in its role as world wide distributor, agreed to guaranty a portion of two other production loans to film producers, which are consolidated entities, provided by Newmarket and Paribas, with respect to the films WHOLE WIDE WORLD and FREEWAY. The $1,550,000 loan from Newmarket for WHOLE WIDE WORLD bears interest at rate of Prime (8.25% as of August 9, 1996) plus 1% on the first $500,000 advanced under the loan, then pricing options are at either (a) Prime plus 1% or (b) LIBOR plus 3% on the remaining loan balance through February 1, 1996 when the loan has a pricing increase to Prime + 3% through the maturity date of June 30, 1996, plus loan fees of $60,000, plus a net profit participation of 10% of the Company's net profit participation. The Kushner-Locke Company's corporate guaranty is reducible by the substitution of acceptable contracts receivable. Milestone dates for aggregate acceptable contracts receivable were set by Newmarket within the loan documentation. In September 1995 and June 30, 1996, Newmarket granted waivers to the Borrower for not reaching these milestones and amended its Loan and Security Agreement accordingly. As of June 30, 1996, The Kushner-Locke Company's outstanding corporate guaranty of principal for WHOLE WIDE WORLD was $500,000 and Newmarket required that the loan be repaid by $500,000 of principal. The Paribas loan for $1,900,000 for FREEWAY bears interest at either (a) Reference Rate (8.25% as of August 9, 1996) plus 1/2% or (b) LIBOR + 2% until the maturity date of July 5, 1996. In this case, there are no milestone dates for aggregate contracts receivable and The Kushner-Locke Company's corporate guaranty of $900,000 is not reducible during the life of the loan. The amount of the difference between the cash collected and $900,000 is collectable at the maturity date by Paribas from The Kushner-Locke Company. The loan was paid off on July 28, 1996, within its grace period.

     A new production loan was obtained in May 1996 in the aggregate available amount of $5,100,000 to cover a portion of the budgets of the MAGIC ADVENTURE series. The Imperial loan subject to final documentation bears interest at Prime (8.25% as of August 9, 1996) plus 1 1/2% payable monthly plus certain loan fee amounts. The loan was secured by the rights, title and assets related to the film series which are in various stages of production and photography and will ultimately be delivered to domestic and international sub-distributors.

     On July 3, 1996, the borrowers under such loans sent letters to the lenders requesting a pay off amount for each of the Newmarket loans (other than in connection with THE ADVENTURES OF PINOCCHIO). On August 6, 1996, such borrowers received letters from Newmarket and Paribus, as applicable, setting forth the applicable pay off amounts. The Kushner-Locke Company anticipates that such loans will be repaid through the Company's line of credit with Chase after the transfer of the applicable films to the Company and the inclusion of the receivables related to such films in its borrowing base. The Company anticipates completing the necessary documentation prior to the end of August. The borrowers have not obtained formal waivers in connection with these loans but have received informal waivers. If the loans are not repaid, The Kushner-Locke Company may be liable on its applicable guarantees. If The Kushner-Locke Company is unable to meet its obligations under such guarantees, such would lead to a default under its Convertible Subordinated Debentures and its credit facility with Chemical and the possible acceleration of such indebtedness. If such acceleration occurred and was not cured, the Company would be forced to immediately repay all of such indebtedness, including possibly through the sale of some or all of its assets.

     On May 6, 1996, the Company and Decade entered into an agreement to produce four theatrical action motion pictures. The motion pictures will be produced, subject to approval by the Company of certain creative aspects of such movies, by Decade and executive produced by Joel Silver and Richard Donner. Under the agreement, the Company has agreed to guarantee payment of $3,200,000 per picture payable upon the delivery of the "mandatory delivery items" for each picture in consideration of receipt of foreign distribution rights. The agreement is for a minimum of four feature-length motion pictures and may be extended, at Decade's option, to include a fifth picture. The initial two films under the agreement are WHITE ROSE and MADE MEN, neither of which yet has a scheduled release date.

     SUMMARY

     Management believes that existing resources and cash generated from operating activities, together with the net proceeds of the secondary public offering and amounts available under the Chase revolving credit agreement (assuming its continued availabilty) will be sufficient to meet the Company's working capital requirements for at least the next twelve months.

     The Company's business and operations have not been materially affected by inflation.

RELATED PARTY TRANSACTIONS

     In December 1994, the Company advanced August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who joined the Company as head of its new international film distribution division. The agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers thereof on the films SLEEP WITH ME, LAWNMOWER MAN II and NOSTRADAMUS. While the right of August to receive such commissions with respect to the film LAWNMOWER MAN II is subordinate to the interests of the production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film, has guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. The loan bears interest at the lesser of (a) Prime (8.25% at August 9, 1996) plus 2% or (b) 10%. Repayment of principal and interest is by collection of commissions assigned as collateral. As of June 30, 1996 the Company had been repaid approximately $182,000 toward interest and principal and approximately $561,000 principal amount remains outstanding. The loan matures in December 1996.

     Stuart Hersch, in addition to compensation paid to him as a member of the Board of Directors of the Company, became a consultant to the Company effective April 1, 1996 for which he is paid $7,500 per month. Mr. Hersch is assisting the Company in analyzing potential strategic acquisitions and is providing the Company consulting services in connection with the Company's involvement in infomercials. This agreement is on a month-to-month basis as needed by the Company.


     Effective on April 29, 1996, the Company hired James L. Schwab as its new Chief Financial Officer replacing its previous Chief Financial Officer after the term of her employment agreement expired.

     In fiscal 1995 the Company entered into a partnership named TVFirst which creates and markets infomercials. One of TVFirst's current projects is a Christian music infomercial. TVFirst decided to purchase air time for such infomercial on an accelerated basis but neither TVFirst nor either of its partners had the available resources to fund such purchases. Messrs. Locke and Kushner have loaned to the Company $355,000 as of June 30, 1996 to enable TVFirst to purchase air time. Such loans bear interest at the prime rate (8.25% as of August 9) plus 1% and are anticipated to be repaid within six months, or possibly earlier. In addition, each lender will also receive a royalty equal to 10% of the principal amount loaned by such lender, which amount will be payable on the repayment date of such loans. Furthermore, each lender will receive a profit participation in the profits, if any, related to the Christian music infomercial, up to an amount equal to 5% of its principal amount, which amount will be payable on the first anniversary of such repayment. On August 6, 1996, $200,000 of principal amount of such loans ($100,000 to each of Messrs. Locke and Kushner) have been repaid. While the infomercial has generated revenues in excess of its programming and media costs to date, there is no assurance that future revenues will be adequate to do this. The foregoing transaction was approved by a majority of the independent directors of the Company's Board of Directors.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On December 26, 1995, Guano Holdings Ltd. ("Guano") filed a complaint against the Company, two of the Company's subsidiaries, an employee of the Company, Savoy Pictures, Inc. and Allied Pinocchio Productions, Ltd. claiming that Guano was entitled to be a partner in the film project entitled THE LEGEND OF PINOCCHIO and that it is seeking approximately $5,000,000 as damages. On or about April 26, 1996 the Company entered into a settlement agreement with Guano pursuant to which the Company paid $10,000 to Guano and gave Guano ten percent of the Company's net profit participation in connection with the film.

ITEM 5.  OTHER INFORMATION

     On May 10, 1996, the Company completed an offering and sale of $1,500,000 of its 5% Convertible Subordinated Notes (the "Notes") pursuant to a private placement. As part of such transaction, the purchaser of the Notes have the right to receive shares (the "Bonus Shares") of common stock, no par value, of the Company (the "Common Stock") equal in value to 50% of the principal amount of the Notes so purchased. The number of Bonus Shares receivable by each Noteholder was adjusted on July 24, 1996, the effective date (the "Effective Date") of the secondary public offering of the Company (the "Secondary Public Offering") based upon the Common Stock component of the security sold in such Secondary Public Offering. Interest in the Notes accrued at a rate of 5% per annum. The Notes were paid off on July 29, 1996 from the proceeds of the Secondary Public Offering. The Company registered the Bonus Shares as part of the Secondary Public Offering.

     On July 24, 1996, the Company's registration statement on Form S-2 (the "Form S-2") was declared effective by the Commission registering as part of the Secondary Public Offering an aggregate of (i) 5,462,500 units (assuming full exercise by the underwriter of an over-allotment option to acquire 715, 000 units (the "Over-Allotment Option")), each unit consisting of two shares of Common Stock and one Class C Redeemable Common Stock Purchase Warrant to purchase Common Stock (a "Unit"), (ii) 427,500 Units issuable upon exercise of an underwirter's warrant, (iii) 47,500 Units issuable upon exercise of a consultant's warrant and (iv) 1,486,892 shares of Common Stock which may be sold from time to time by certain selling security holders named therein (including the Bonus Shares). The Company closed the Secondary Public Offering on July 29, 1996 for an aggregate gross proceeds in the amount of $9,203,125 prior to any discounts, commissions or expenses related thereto. The Company used a portion of the proceeds from the Secondary Public Offering to repay the Notes on July 29, 1996.

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

                                                THE KUSHNER-LOCKE COMPANY
                                                      (Registrant)

                                          /s/ Peter Locke
Dated: August 14, 1996                 ----------------------------------------
                                                       Peter Locke
                                                CO-CHAIRMAN OF THE BOARD,
                                       CO-CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                          /s/ Donald Kushner
Dated: August 14, 1996                 ----------------------------------------
                                                      Donald Kushner
                                                CO-CHAIRMAN OF THE BOARD,
                                       CO-CHIEF EXECUTIVE OFFICER AND SECRETARY

                                          /s/ James L. Schwab
Dated: August 14, 1996                 ----------------------------------------
                                                     James L. Schwab
                                                CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX


Exhibit
  No.              Description
- -------            -----------

 4.5      Form of Class C Redeemable Common Stock Purchase Warrant (B)
 4.6      Form of Underwriter's Warrant (B)

10.56     Letter Agreement, dated as of April 12, 1996, by and among The
            Kushner-Locke Company, Chemical Bank and Chase Securities Inc. (A)

10.57     Credit, Security, Guaranty and Pledge Agreement, dated as of June 19,
            1996, among The Kushner-Locke Company, the Guarantors named therein, The Chase Manhattan Bank, N.A., (formerly Chemical Bank) as Agent, and The Chase Manhattan Bank, N.A., (formerly Chemical Bank) as Fronting Bank (B)


- -------------------------
(A) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 (File No. 333-5089), as initially filed on June 3, 1996.

(B) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2 (File No. 333-5089), as filed on July 11, 1996.