Form 10-K405
period 1996-09-30
KUSHNER LOCKE CO
filed 1996-12-31
CIK 842009

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996         COMMISSION FILE NO. 0-17295

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

                                 Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Common Stock, without par value
           10% Convertible Subordinated Debentures, Series A due 2000
         13 3/4% Convertible Subordinated Debentures, Series B due 2000
                    Common Stock Purchase Warrants, Class A
                    Common Stock Purchase Warrants, Class C

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $21,556,767 as of December 23, 1996.

    There were 53,062,810 shares of outstanding Common Stock of the Registrant as of December 23, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (September 30, 1996) are incorporated by reference in Part III Items 10, 11, 12 and 13 of this Form 10-K.

Total number of pages 59. Exhibit Index begins on page 56

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

1. BUSINESS

GENERAL

    The Kushner-Locke Company (the "Company") is a leading independent entertainment company principally engaged in the development, production, and distribution of original feature films and television programming. The Company's feature films are developed and produced for the made-for-video, pay cable and theatrical motion picture markets. The Company's television programming has included television series, mini-series, movies-for-television, animation and reality and game show programming for the major networks, cable television, first-run syndication and international markets. The Company established its feature film production operations in April 1993. In September 1994, the Company employed certain new, experienced international theatrical film sales personnel to expand the Company into foreign theatrical distribution. In 1995, the Company formed KLC/New City Tele-Ventures ("KLC/ New City"), a joint venture 82.5% owned by the Company, to acquire films for distribution through emerging new delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite.

    The Company's feature film activities can be grouped into three areas: production and distribution of higher-budget films intended for wide--screen domestic theatrical release (historically, no more than one project per year), production and distribution licensing of low-to-moderate budget films released direct-to-video or on pay cable television and films, and distribution licensing of film rights acquired for distribution only. In certain cases, the Company's low-to-moderate budget films may have a limited theatrical release or a pay cable premiere before being released in home video. For fiscal 1996, in the higher-budget film category, the Company's feature film THE ADVENTURES OF PINOCCHIO, starring Martin Landau, Jonathan Taylor Thomas and a puppet from Jim Henson's Creature Shop and budgeted at approximately $29 million, was released theatrically July 1996 in the U.S. by New Line Pictures (a division of Turner Entertainment Co., "New Line"). The Company's lower-budget feature slate for fiscal 1996 included SERPENT'S LAIR starring Jeff Fahey, THE GRAVE starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, FREEWAY executive produced by Oliver Stone and starring Reese Witherspoon, Keifer Sutherland and Brooke Shields, THE WHOLE WIDE WORLD starring Vincent D'Onofrio and Renee Zellweger and being distributed in the U.S. by Sony Classics, THE LAST TIME I COMMITTED SUICIDE starring Keanu Reeves, and five children's fantasy adventure films for Paramount Pictures under Paramount Pictures' MAGIC ADVENTURES label. In various stages of production for the Company's fiscal 1997 slate as of December 23, 1996 are (a) the feature film BASIL starring Christian Slater, (b) the feature film WAITING FOR THE MAN starring Rae Dawn Chong and Darren McGavin, (c) a film executive produced by Oliver Stone, (d) the two animated feature films for Buena Vista Home Video, a division of the Walt Disney Company, entitled BRAVE LITTLE TOASTER GOES TO MARS and BRAVE LITTLE TOASTER GOES TO SCHOOL, which are sequels to the Company's successful direct-to-video title THE BRAVE LITTLE TOASTER, and
(e) five additional new direct to video films under Paramount Pictures' MAGIC ADVENTURES label. The Company's distribution activities consist primarily of foreign distribution of product produced, overseen or acquired by the Company and, through KLC/New City, domestic distribution of 75 low-budget feature films as of December 23, 1996 to the pay-per-view, pay cable, basic cable and other ancillary markets.

    In May 1996, the Company and Decade Entertainment ("Decade") entered into an agreement to produce four theatrical action motion pictures. The motion pictures will be produced, subject to approval by the Company of certain creative aspects of such movies, by Decade and executive produced by Joel Silver (producer of EXECUTIVE DECISION, the LETHAL WEAPON series, and two DIE HARD action pictures) and Richard Donner (director/producer of THE OMEN and SUPERMAN). Under the agreement, the Company has agreed to guarantee payment up to $3,200,000 per picture payable upon the delivery of the "mandatory delivery items" (as defined in such agreement) for each picture in consideration of receipt of foreign distribution rights. The agreement is for a minimum of four feature-length motion pictures and may be extended, at Decade's option, to include a fifth picture. The initial two films under the agreement are DOUBLE TAP starring Heather Locklear and Stephen Rea and MADE MEN, both of which are currently expected to be delivered in calendar 1997.

    Since its inception in 1983, the Company has produced or distributed over 1,000 hours of original television programming, including various television series, movies-for-television and mini-series. The Company's movies-of-the-week which have aired or will air include PRINCESS IN LOVE, starring Julie Cox in the book version of Princess Diana's affair, for CBS, EVERY WOMAN'S DREAM starring Jeff Fahey for CBS, A HUSBAND, A WIFE AND A LOVER starring Judith Light, for CBS, ECHO starring Jack Wagner, for ABC, JACK REED V starring Brain Dennehy, for NBC, and UNLIKELY ANGEL starring Dolly Parton, for CBS. The Company is also producing six one hour prime time episodes of a mid-season replacement series for ABC entitled THE GUN, including episodes starring Jennifer Tilly, Randy Quaid, Darryl Hannah, Rosanna Arquette and Peter Horton. The series is co-executive produced by Robert Altman (director of M*A*S*H, THE PLAYER and PRET-A-PORTER) who is directing the first episode. The series is tentatively scheduled to air in the spring of 1997. The Company is also co-producing with Franklin/Waterman MIRACLES, a one-hour reenactment series hosted by Robert Culp and airing in first run syndication (a 24 episode order) and MOWGLI, a half-hour series for the Fox Television Network. As of September 30, 1996, the Company had 13 movies-for-television and various television series in different stages of development for potential production. The Company is also purchasing weekly media time for a Christian music infomercial produced by TVFirst, a partnership which markets the sale of compact discs and audio and video cassettes. Sales for calendar 1996 for this infomercial exceed $7,000,000.

    The Company's operating revenues were $20,407,000 for the year ended September 30, 1995 and $80,157,000 for the year ended September 30, 1996, an increase of approximately 292%, reflecting in part the Company's significant increase in its investment in feature film projects completed or released in the fiscal year. In its production activities, the Company generally seeks to finance all or a substantial portion of its costs through domestic and international pre-sales, output arrangements or joint venture or distribution agreements with third parties, while retaining the benefit of ownership rights or profit participations in each film or television program. However, as the Company has shifted a significant portion of its product mix from its traditional base of network-television programming, the Company has become subject to the increased risks of feature film activities, including the longer lead times for completion of new product and receipt of related cash flow from exploitation of such product.

    The Company's executive offices are located at 11601 Wilshire Boulevard, Suite 2100, Los Angeles, California 90025, and its telephone number is (310) 445-1111.

FORWARD LOOKING STATEMENTS

    Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization of film costs, dependence on key personnel, production deficits, the risk involved in the television and theatrical film industries, competition, government regulation, labor relations, broad discretion as to use of proceeds, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-2 (Registration No. 333-05089), as declared effective on July 24, 1996, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

THE U.S. MOTION PICTURE INDUSTRY OVERVIEW

    The business of the motion picture industry may be broadly divided into two major segments: production, involving the development, financing and making of motion pictures, and distribution, involving the promotion and exploitation of completed motion pictures in a variety of media.

    Historically, the largest companies, or the so-called "Majors" and "mini-Majors," have dominated the motion picture industry by both producing and distributing in the United States a majority of those theatrical motion pictures which generate significant box office receipts. Over the past decade, however, "Independents" or smaller film production and distribution companies, such as the Company, have played a significant role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

    The Majors (and mini-Majors) include MCA Universal Pictures, Warner Bros. Pictures, Metro-Goldwyn-Mayer Inc., New Line Pictures (a division of Turner Entertainment Co.), Twentieth Century Fox Film Corporation, Paramount Pictures Corporation, Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph Releasing) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have a nationwide or worldwide distribution organization, release pictures with direct production costs generally ranging from $25 million to $75 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "Independent" distributors of motion pictures. These "Independent" divisions of Majors include Miramax Films (a division of The Walt Disney Company) and Sony Classics (a division of Sony Pictures).

    In addition to the Majors, the Independents engaged primarily in the distribution of motion pictures produced by companies other than the Majors include, among others, Trimark Holdings (through Trimark Pictures and Vidmark Entertainment), Live Entertainment, October Films, Republic Pictures (a division of Viacom), The Samuel Goldwyn Company and Fine Line Pictures (a division of New Line Pictures). The Independents typically do not own production studios or employ as large a development or production staff as the Majors.

MOTION PICTURE PRODUCTION AND FINANCING

    The production of a motion picture usually involves four steps: development, pre-production, production and post-production. The development stage includes obtaining an original screenplay or a screenplay based on a pre-existing literary work, or a screenplay may be acquired and rewritten. Creative personnel may be contacted to determine availability and for planning the timing of the project, or in some cases actually hired. In pre-production, a budget is prepared, the remaining creative personnel, including a director, actors and various technical personnel are hired, shooting schedules and locations are also planned and other steps necessary to prepare the motion picture for principal photography are completed. Production is the principal photography of the project and generally continues for a period of not more than three months. In post-production, the film is edited and synchronized with music and dialogue and, in certain cases, special effects are added. The final edited synchronized product, the negative, is used to manufacture release prints suitable for public exhibition.

    The production of a motion picture requires the financing of the direct costs of production. Direct production costs include film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

    The Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to pay or otherwise provide for their production costs, and the studios themselves generally absorb the considerable overhead costs involved in a production. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities which the Majors maintain on a full-time basis. The Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

    Independent production companies generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production principal photography and post-production activities on a project-by-project basis. Unlike the Major studios, the Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and to require payment.

    "Pre-sales" are often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, international or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more international markets. Other producers may separately license theatrical, home video, television, international and all other distribution rights among several licensees. Commitments in a pre-sale are typically subject to delivery and to the approval of a number of prenegotiated factors, including script, production budget, cast and director.

    Both Major studios and Independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup" under which the studio or Independent film company agrees to acquire from an Independent production company some or all rights to a film upon completion of production. The Independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other leaders in which the lender is granted a security interest in the film and the Independent production company's rights under its distribution arrangement with the Major or Independent. When the Major or Independent "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the Independent production company is paid a production fee and generally is granted a participation in the profits from distribution of the motion picture.

    Both Major studios and Independent film companies generally grant various third-party participations in connection with the distribution and production of a motion picture. These participations are contractual rights of actors, directors, screenwriters, producers, owner of rights and other creative and financial contributors entitling them to share in revenues or profits (each as defined in the respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs, direct production costs (including overhead) and financing costs are paid in full.

MOTION PICTURE DISTRIBUTION

    Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROM, merchandising and soundtrack recordings.

    THEATRICAL DISTRIBUTION AND EXHIBITION. Theatrical distribution of motion pictures is the exhibition of a film in a theater open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints; licensing of motion pictures to theatrical exhibitors; and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross." Box office gross represents the total amounts paid by patrons at motion picture theaters for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theaters during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues. Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on the audience response to the film.

    Films with theatrical releases (which generally may continue for up to six months) typically are made available for release in other media as follows:

                                                                         MONTHS AFTER       APPROXIMATE RELEASE
MARKET                                                                  INITIAL RELEASE           PERIOD
---------------------------------------------------------------------  -----------------  -----------------------
Domestic home video..................................................    4 - 6 months               --

Domestic pay-per-view................................................    6 - 9 months            3 months

Domestic pay cable...................................................   10 - 18 months        12 - 21 months

Domestic network or basic cable......................................   30 - 36 months        18 - 36 months

Domestic syndication.................................................   30 - 36 months         3 - 15 years

International theatrical.............................................         --               4 - 6 months

International home video.............................................    6 - 12 months              --

International television.............................................   18 - 24 months     18 months - 10 years

    HOME VIDEO. The home video distribution business involves the promotion and sale of videocassettes and videodiscs to local, regional and national video retailers (including video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. In the last decade, while home video has been one of the fastest growing motion picture distribution media with total distribution revenues generated larger than the domestic theatrical exhibition market, its growth has been slowed in the last year by the rise of the Internet and its impact on the marketplace.

    Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new home video releases is generally undertaken during the nine to twelve weeks before the home video release date. Videocassettes of feature films are generally sold to domestic wholesalers either on a unit basis or pay-per-transaction basis. Unit based sales typically involve the sales of individual videocassettes to wholesalers or distributors at approximately $50 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day (with all rental fees retained by the retailer). Sales involve the sale of a videocassette at a nominal price ($5-$10) with rental fees divided between the video retailer and the video distributor. Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

    Technological developments, including videoserver and compression technologies which regional telephone companies and others are developing, could make competing delivery systems economically viable and could significantly impact the Company's home video revenues.

    PAY-PER-VIEW. Pay-per-view television allows cable television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay--per-view operator and the cable operator.

    PAY CABLE. The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz, The Disney Channel and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors.

    INTERNATIONAL MARKETS. The worldwide demand for motion pictures has expanded significantly as evidenced by the development of new international markets and media. This growth is primarily driven by the overseas privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration. Accordingly, in September 1994 the Company established its own foreign theatrical distribution operations for its own and third party product.

    NON-THEATRICAL MARKETS. In addition to the distribution media described above, a number of sources of revenue exist for motion picture distribution through the exploitation of other rights, including the right to distribute films to airlines, schools, libraries, hotels, armed forces facilities and hospitals.

MOTION PICTURE ACQUISITION

    In addition to its own production activities, the Company is actively engaged in the acquisition of rights to films and other programming from Independent film producers, distribution companies and others for use in the emerging new delivery systems. The Company is continually seeking to identify and negotiate the acquisition of motion picture distribution rights in order to maximize the number of films it can distribute. To be successful, the Company must locate and track the development and production of numerous independent feature films.

    TYPES OF MOTION PICTURES ACQUIRED. The Company generally seeks to produce or acquire motion pictures across a broad range of genres--drama, thriller, comedy, science fiction, family, action and fantasy/adventure, etc.--which will individually appeal to a targeted audience. Historically, the Company has not attempted to acquire higher production budget (over $3.5 million) films because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. The Company has at times considered and acquired higher production budget projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, the Company attempts to acquire rights to motion pictures with a recognizable marquis "name" with public recognition, thereby enhancing promotion of the motion pictures in the home video or international markets. The Company believes that this approach enhances the marketability of a film and increases the likelihood of generating a product capable of producing cash flow, ancillary rights income and the possibility of a theatrical release.

    METHOD OF ACQUISITIONS. The Company has typically acquired films on a "pick-up" basis or "pre-buy" basis. Films acquired on a "pick-up" basis are those films to which the Company has acquired distribution rights following completion of most or all of the production and editing process. These films are generally acquired after management of the Company has viewed the film to evaluate its commercial viability.

    Films acquired on a "pre-buy" basis are films to which the Company acquires distribution rights prior to completion of a substantial portion of production and editing. The Company's willingness to acquire films on a pre-buy basis will be based upon factors which generally include the track record and reputation of the picture's producer, the quality and commercial value of the screenplay, the "package" elements of the picture, including the director and principal cast members, the budget of the picture and the genre of the picture. Before making an acquisition offer on a film to be acquired on a pre-buy basis, the Company may work with the producer to modify certain of these elements. If the matters considered are acceptable, the Company's obligation to accept delivery and make payment will be conditioned upon receipt of a finished film conforming to the script reviewed by the Company and other specifications considered important by the Company.

    SOURCES OF DISTRIBUTION RIGHTS. Typically, projects which may be suitable for the Company are submitted directly to the Company for consideration. In order to promote the submission of projects, the Company relies primarily on its reputation as an Independent having significant access to the international markets. The Company also relies upon the personal contacts of its senior officers, which contacts have been generated through their prior business and personal dealings with Independent production companies, Majors, other Independents, entertainment, legal and accounting firms, business management firms, talent agencies, production lenders and personnel managers who are actively involved in the production community.

    ACQUISITION PROCESS. If the Company locates a motion picture which it believes satisfies the criteria set forth above in "--Types of Motion Pictures Acquired" above for which it desires to acquire the distribution rights, the Company may pay the production company granting those rights an advance or a guaranteed minimum payment conditioned upon delivery of a completed film (either, a "minimum guarantee") against a share or participation in the revenue actually received by the Company from the exploitation of a film in each licensed media. The minimum guarantee is generally paid prior to the film's release. Typically, the Company will recoup the minimum guarantee and certain other amounts from the distribution revenues realized by the Company prior to paying any additional revenue participation to the production company.

    FILM LIBRARY. The Company's distribution rights generally range from seven to 21 years from the date of acquisition, or continue in perpetuity, and primarily extend to home video and free, basic cable and pay cable television and international territories.

    MULTI-PICTURE DISTRIBUTION. In May 1996, the Company and Decade entered into an agreement to produce four theatrical action motion pictures. The motion pictures will be produced, subject to approval by the Company of certain creative aspects of such movies, by Decade and executive produced by Joel Silver and Richard Donner. Under the agreement, the Company has agreed to guarantee payment up to $3,200,000 per picture payable upon the delivery of the "mandatory delivery items" (as defined in such agreement) for each picture in consideration of receipt of foreign distribution rights. The agreement is for a minimum of four feature-length motion pictures and may be extended, at Decade's option, to include a fifth picture. The initial two films under the agreement are DOUBLE TAP starring Heather Locklear and Stephen Rea and MADE MEN, both of which are currently expected to be delivered in calendar 1997.

COMPANY FEATURE FILM PRODUCTION

    The Company's feature film division was established in April 1993 to develop and produce low and medium budget films. The Company's low to medium budget films to date have had production budgets ranging from approximately $1 million to $3.5 million, although the Company from time to time may release a higher budget or moderate budget film having higher budgets. The Company anticipates that its low-budget films primarily will be targeted for direct distribution to home video and cable television markets and that its medium-budget films may be targeted for theatrical release. The Company generally retains distribution rights for licensing to third parties outside of the U.S. market with regard to such films. The Company's films generally are distributed by third parties in the U.S. market, but, in certain circumstances, the Company may undertake limited U.S. distribution or co-distribution activities for films it produces or acquires.

    The Company's feature film strategy generally is to develop and produce feature films when the production budgets for the films are expected to be substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. To further limit the Company's financing risk or to obtain production loans, the Company expects to purchase completion bonds when necessary to guarantee the completion of production.

    The following films were released or delivered by the Company in fiscal 1996. Unless otherwise indicated, each of the films released or scheduled to be released theatrically (other than THE ADVENTURES OF PINOCCHIO), was scheduled to have a limited theatrical release.

                                             DELIVERY/RELEASE
PICTURE                     INITIAL MEDIA          DATE                FILM TYPE            PRINCIPAL TALENT
-------------------------  ---------------  -------------------  ---------------------  -------------------------
CAFE SOCIETY                  Pay Cable           Feb-96                 Drama          Laura Flynn Boyle; Peter
                                                                                        Gallager

FREEWAY                       Pay Cable           Jun-96                 Drama          Kiefer Sutherland; Reese
                                                                                        Witherspoon; Brooke
                                                                                        Shields

THE GRAVE                     Pay Cable           Apr-96               Thriller         Craig Sheffer; Gabrielle
                                                                                        Anwar; Eric Roberts

SERPENT'S LAIR                Pay Cable           Jul-96               Thriller         Jeff Fahey; Lisa B

THE LAST TIME I COMMITTED    Theatrical           Sep-96                 Drama          Keanu Reeves
  SUICIDE

THE ADVENTURES OF            Theatrical           Jul-96           Fantasy/Adventure    Martin Landau; Jonathan
  PINOCCHIO                                                                             Taylor Thomas

RED RIBBON BLUES             Theatrical           Feb-96                 Drama          Debbie Mazar

THE WHOLE WIDE WORLD         Theatrical           Mar-96                 Drama          Vincent D'Onofrio; Rene
                                                                                        Zellweger

    The following films were released or delivered or are scheduled for release or delivery by the Company in fiscal 1997. Unless otherwise indicated, each of the films released or scheduled to be released theatrically (other than BASIL) are expected to have a limited theatrical release:

                                             DELIVERY/RELEASE
PICTURE                     INITIAL MEDIA          DATE                FILM TYPE            PRINCIPAL TALENT
-------------------------  ---------------  -------------------  ---------------------  -------------------------
THE BRAVE LITTLE TOASTER     Home Video           Apr-97               Animated         N/A
  GOES TO MARS

THE BRAVE LITTLE TOASTER     Home Video           Apr-97               Animated         N/A
  GOES TO SCHOOL

GENIE                        Home Video           Jan-97           Fantasy/Adventure    N/A

DRAGON WORLD II              Home Video           Feb-97           Fantasy/Adventure    N/A

                                             DELIVERY/RELEASE
PICTURE                     INITIAL MEDIA          DATE                FILM TYPE            PRINCIPAL TALENT
-------------------------  ---------------  -------------------  ---------------------  -------------------------
JOHNNY MYSTO: BOY WIZARD     Home Video           Dec-96           Fantasy/Adventure    N/A

KID MIDAS                    Home Video           Dec-96           Fantasy/Adventure    N/A

LITTLE GHOST                 Home Video           Dec-96           Fantasy/Adventure    N/A

5 MAGIC ADVENTURE            Home Video     Summer and Fall-97     Fantasy/Adventure    N/A

WAITING FOR THE MAN          Theatrical           Dec-96                 Drama          Darren McGavin; Rae Dawn
                                                                                        Chong

BASIL                        Theatrical           Fall-97                Drama          Christian Slater

    There is no assurance that any motion picture which has not yet been released will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. The Company has various additional potential feature films under development, including REALLY BIG BUGS, a higher budgeted theatrical film in development with the 20th Century Fox Corporation. There is no assurance that any project under development will be produced.

TELEVISION INDUSTRY OVERVIEW

    The United States television market is the largest in the world, consisting of the principal broadcast networks and their affiliates, independent television stations and cable television networks. Expanding international television broadcast, cable and satellite delivery systems offer further opportunities for the exploitation of television programming.

    DOMESTIC MARKET. The U.S. market for television programming primarily is composed of four submarkets: the broadcast television networks (ABC, CBS, NBC and Fox and emerging networks consisting of UPN and WBN), pay cable services (such as HBO/Cinemax, The Disney Channel, Encore/Starz and Showtime/The Movie Channel, Inc.), basic cable services (such as USA Network, the Arts & Entertainment Network, Lifetime, The Family Channel and Turner Broadcasting Network) and syndicators of first-run programming (such as MCA, King World Productions and Multimedia, Inc.). The U.S. television market currently is dominated by the three major networks, each of which has approximately 200 affiliated stations and the Fox network, which has over 125 affiliated stations. The affiliates broadcast network-supplied programming and national commercials in return for payments by the major networks. This relationship results in the networks being able to reach virtually all of the significant television markets in the U.S. There are also a significant number of independent commercial television stations in the U.S. These stations offer an alternative to network distribution through syndication. The network schedule provides affiliates with only a portion of their daily program schedule, and the balance of the time is filled with programs acquired through television syndication companies or produced locally by the station. Cable services generally are classified as being in one of four categories: telephone delivery, superstations (e.g., Turner Broadcasting System), pay cable services (e.g., HBO/Cinemax) and basic cable networks (advertiser-supported, e.g., The Family Channel). The most successful cable networks reach more than 60% of the U.S. television households. Recently developed digital compression technology combined with fiber optics or small-sized satellite dishes may permit cable companies, telephone companies or direct broadcast satellite systems to expand the domestic television market up to 500 or more channels.

    TELEVISION PROGRAMMING. Each of the three major television networks currently broadcasts approximately 22 hours of prime-time programming and approximately 30 hours of daytime programming each week. Prime-time programming generally consists of half-hour series (often situation comedies), reality shows, hour-length series, movies-for-television (films of two hours or less) and mini-series (dramatic epic of three hours or more). The increased channel capacity and large base of cable subscribers that have developed during the 1980s and 1990s have made possible the development of a number of pay cable and basic cable networks which have become important purchasers of both original and rerun television programming, including movies-for-television, mini-series and series. Suppliers of television programming include the production division or affiliated companies of the major networks, major film studios, station owners and independent producers, such as the Company.

    INTERNATIONAL MARKETS. The number of outlets for television programming outside the U.S. has been increasing with the worldwide proliferation of broadcast, cable and satellite delivery systems. Over the last ten years, European governments have privatized television systems in several countries, including Germany, Italy, France and Spain. The Company believes privatized systems are more likely to broadcast American programming than government-owned networks. In addition, both the number of pay and satellite television systems in Europe and the number of subscribers to these systems have increased. Pay television and satellite distribution systems also are developing in other geographic areas, including many Asian countries. In international markets, suppliers of programming may be subject to local content and quota requirements which prohibit or limit the amount of American programming in particular markets. See "Business--Government Regulations."

COMPANY TELEVISION STRATEGY

    The Company was founded in 1983 to engage in the business of developing and producing, on a cost-effective basis, quality television programming with broad appeal. The Company's television business has evolved from the production of programs owned by third parties and typically airing on local television stations in the first-run syndication market, such as the long-running daytime series DIVORCE COURT, to the development, production and ownership of series, movies-for-television and mini-series for major domestic and international television networks and the expanding pay and basic cable markets. In August 1991, the Company implemented a key element of its business strategy by establishing an international distribution licensing operation for its own and acquired television programming. The Company believes that through the control of the distribution licensing of its own programming this operation has increased its ability to cover the cost of new programs and to retain the fees and profit potential previously realized by third parties.

    The Company's television strategy is principally focused on increasing the amount of programming it provides to the major U.S. networks, primarily one-hour series, movies-of-the-week and mini-series, in part because the Company believes network exhibition enhances a television program's potential value (both in international markets and potential rerun syndication). In order to increase the likelihood of developing programs that will be licensed by the networks, the Company has made significant investments in expanding its roster of network approved writers, producers and actors and acquiring literary materials and rights. As of September 30, 1996, the Company had 34 movies-for-television and various television series in different stages of development for potential production which were being funded at least in part by the networks or other third parties.

    The Company believes that the worldwide proliferation of television delivery systems has expanded the potential purchasers of television programming beyond the major U.S. networks and other traditional purchasers of television programming. As part of its strategy, the Company actively seeks to supply programming to these non-traditional purchasers. The Company has sold original programming developed for pay cable (e.g., The Disney Channel and HBO) and for basic cable (e.g., The Family Channel and the Arts & Entertainment Network).

    To position itself for the perceived growth in this market, the Company is actively acquiring various forms of U.S. cable, video-on-demand and satellite rights from third party producers for time periods ranging from seven years to perpetuity through its KLC/New City joint venture. The customary order for release is a period of approximately six months of pay-per-view followed by 18-24 months of pay cable and 24-48 months of basic cable, which completes a cycle.

    In connection with its programming activities, the Company utilizes licensing and co-production arrangements to fund the costs of production, and generally retains additional licensing rights including, in the case of series, rerun syndication rights which offer future upside profit potential. The Company generally does not commence principal photography of its television programming without first obtaining license or other revenue commitments or production financing which equal all or a substantial portion of the budgeted production costs. By obtaining license fees and other pre-committed revenues through the efforts of its international television distribution division to cover a substantial portion or all of its budgeted production costs, the Company believes that it reduces many of the financial risks associated with an individual production.

TELEVISION PROGRAM FINANCING

    DEVELOPMENT COSTS. The Company generally finances project development costs without third-party participation until the script commitment stage. Because of the substantial likelihood that the significant costs in producing scripts and pilots will not be recovered, the Company generally attempts to limit its financial investment by obtaining financial commitments from networks or other third parties to cover all or a substantial portion of these costs. See "Business--Television Projects in Development."

    PROGRAM LICENSING. Generally, the Company will license to a network the right to broadcast a program for a period ending the earlier of the second broadcast of the program or four years from delivery in exchange for a license fee equal to 70% to 90% of the program's budgeted production cost (any remaining amount is referred to as the "production deficit"). The Company generally retains all other rights to the program and will usually license certain rights to international broadcasters, enabling the Company to recoup all, or a portion, of the production deficit. In addition, the Company will typically license additional domestic releases in other media to cover the remainder, if any, of the production deficit. A production order sets forth the principal terms for a license of the Company's product to a network and specifies the license fee to be paid and the conditions to be met for payment. Production orders typically are contingent on the producer's obtaining certain approvals from the network, such as script, principal cast and director, prior to commencement of principal photography. The Company usually receives its license fee in installments, e.g., one-third on or prior to commencement of principal photography, one-third upon completion of principal photography and one-third upon delivery of the completed program. International distribution typically involves licensing the rights to exhibit programming in international territories to broadcasters within those territories for a fixed license fee usually payable after the program has been completed. Due to timing differences between the Company's receipt of license fees and its payment of production costs, the Company generally is required to fund at least a portion of its production costs from working capital or financing of the contracts receivable, even if the original license fees equal or exceed budgeted production costs.

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

    An alternate first-run syndication revenue source is called "barter" sales. A television station, in lieu of, or in combination with, licensing fees may grant to the Company's distributor the right to sell advertising spots during the exhibition of the Company's television program. For a program to be barterable, exhibition of the program on stations reaching at least 70% of the U.S. television households and in most of the top ten major metropolitan areas typically is required. The amount of the fee paid by the advertiser is conditioned upon the program achieving certain agreed upon ratings. If the specified rating is not achieved, the distributor is required to "make good" by giving the advertiser additional advertising time or cash payment, and the Company's share of barter revenues decreases. As an example of barter syndication, the Company is currently syndicating a television series entitled COULD IT BE A MIRACLE, a one hour show hosted by Robert Culp. The television series is being distributed by MG/Perin with Eyemark, a division of CBS, selling the advertising time of such program. The Company is handling the series' international distribution. See "Rerun Syndication."

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

    INTERNATIONAL CO-PRODUCTIONS. An international co-production is a joint venture or partnership between entities in two or more countries which in certain cases may take advantage of tax or nationality benefits in one or more of the countries. In a typical co-production arrangement, the Company transfers all or part of its copyright ownership in the project to third parties (the co-production entities), which generally provide a portion of the production financing and other services. Typically, the co-production partners grant distribution rights to the Company. The revenues received by the Company from its distribution of the project are allocated to the various parties for recoupment of production funding, production fees, talent participations, distribution fees and expenses. Any remaining receipts are distributed to the various parties in accordance with their agreed-upon profit participation. THE ADVENTURES OF PINOCCHIO is an example of a coproduction with German, French and English participation.

    The Company has utilized co-productions with international producers in certain cases in order to take advantage of alternative sources of financing for its productions, to utilize international tax benefits, to pass foreign quota restrictions and to benefit from lower pre-production costs in certain foreign countries.

    PRODUCER-FOR-HIRE. In addition to developing and producing programs that it owns, the Company may be hired as a producer-for-hire in connection with a creative concept or literary property owned by another person. There are at least two types of producer-for-hire arrangements. Under the first type of arrangement, the Company receives a set package fee and agrees to deliver the completed program for that fee. The Company's profit is the excess of the package fee over its production costs. If production costs exceed the package fee, the Company bears the deficit. Under the second type of produce-for-hire arrangement, the Company furnishes personnel as a producer, receives a fixed fee per episode and the production costs of the program are reimbursed directly by the distributor. The Company's production of 860 episodes of DIVORCE COURT from 1984 to 1988 was on a producer-for-hire basis. The Company's current strategy generally is to obtain ownership and control of distribution of its television programming.

    RERUN SYNDICATION. Domestic rerun syndication typically involves the exhibition of programming on local television stations and cable services after exhibition on a major network. Since production costs for network series may exceed network license fees and other pre-committed revenues, some television production companies may depend on successful syndication of their programming for profitable operations. Generally, to be successful in rerun syndication, a television series must have at least 66 episodes (the equivalent of three full television seasons). In the past, the Company has licensed rerun syndication distribution rights to 1ST AND TEN to HBO in consideration of certain advances. HBO entered into an agreement with Western International Syndication ("WIS") pursuant to which WIS acquired certain exclusive rights (including rerun syndication) to distribute 1ST AND TEN for a ten-year period. The Company also licensed rerun syndication of the first 26 episodes of SWEATING BULLETS for a one-year period to Multimedia, Inc.

TELEVISION PRODUCTION ACTIVITIES

    As a producer of television programming, the Company first develops or acquires literary properties either internally or from third parties. The Company may undertake expenditures to refine the concept of an acquired property and then attempts to interest one of the networks or another buyer in the project. If the buyer is interested in a concept presented to it, the buyer will usually order a script from the Company. Once the script is delivered, the buyer may order production of a single pilot episode or a limited number of episodes, in the case of a series, or the entire production, in the case of a movie-for-television or mini-series.

    Once production is ordered, the Company and the buyer negotiate a financing arrangement. The Company then undertakes pre-production activities in which a budget is prepared, the screenplay is polished or rewritten, creative personnel (including director and actors), a line producer and technical personnel are engaged, filming is scheduled, locations are arranged and other steps are taken to prepare the project for principal photography. By this point, the Company generally has negotiated license fees and obtained other commitments to cover a substantial portion of the budgeted production costs. Principal photography is then completed, followed by post-production, in which the film is edited, synchronized with music and dialogue and, in certain cases, special effects are added. In the case of a series, if episodes are ordered and the ratings are sufficiently strong, additional episodes may be ordered for the entire season and then for additional seasons. The production of episodes for subsequent seasons is usually dependent upon the audience ratings for the prior season.

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

    The production of animated programming is a labor intensive process that commences with artistic sketches of the various characters and the story line. Storyboards, models, songs and voice elements are then sent to various production companies, typically in Asia, where drawings of the animation frames are prepared. The frames are painted and then subsequently photographed to create film. The film is then usually sent back to the United States, where final editing of footage and mixing of sound effects, dialogue and music is completed, although on occasion final editing and mixing may be completed in Asia.

    The following table summarizes the Company's television programming for fiscal year 1996, the type of program and the network where such programming initially exhibited or will exhibit:

                                                                   FIRST
TITLE                                      TYPE OF PROGRAM       EXHIBITION
--------------------------------------  ---------------------  --------------
JACK REED IV: A KILLER AMONGST US         Movie-of-the-week         NBC

JACK REED V: DEATH AND VENGEANCE          Movie-of-the-week         NBC

PRINCESS IN LOVE                          Movie-of-the-week         CBS

ECHO                                      Movie-of-the-week         ABC

EVERY WOMAN'S DREAM                       Movie-of-the-week         CBS

A HUSBAND, A WIFE AND A LOVER             Movie-of-the-week         CBS

INNOCENT VICTIMS                             Mini-series            ABC

COULD IT BE A MIRACLE                      One-hour Series      Syndication

    The following table summarizes the Company's television programming for fiscal year 1997 which are in pre-production or production, or scheduled to air, or have aired, after September 30, 1996, the type of program and the network where such programming initially exhibited or will exhibit:

                                                                   FIRST
TITLE                                      TYPE OF PROGRAM       EXHIBITION
--------------------------------------  ---------------------  --------------
THE GUN                                    One-hour Series          ABC

UNLIKELY ANGEL                            Movie-of-the-week         CBS

COULD IT BE A MIRACLE                      One hour Series      Syndication

MOWGLI: JUNGLE BOOK                        1/2 hour Series          Fox

EROTIC CONFESSIONS                         1/2 hour Series          HBO

    There is no assurance that any television program which has nor yet aired will be aired, that a change in the scheduled airing date of such programming will not occur or, if such television program is aired, that it will be successful.

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

    The following table sets forth potential television movies and television series in various stages of development:

WORKING TITLE                                   NETWORK             TYPE OF PROGRAM
--------------------------------------  -----------------------  ---------------------
PRODIGAL SON                                      CBS              Movie-of-the-week

ROGERS AND HART WOMAN                             CBS              Movie-of-the-week

BEAT COP                                          FOX              Movie-of-the-week

IF I CAN'T HAVE YOU                               ABC              Movie-of-the-week

JACK LONDON                                       USA              Movie-of-the-week

FAST TRACK                                        ABC              Movie-of-the-week

DOWN THE ROAD                                     HBO               Original movie

JACK REED VI                                      NBC              Movie-of-the-week

COME HERE                                         CBS              Movie-of-the-week

THE LIFE SHE LEFT BEHIND                          ABC              Movie-of-the-week

THE MALL                                          NBC              Movie-of-the-week

CHILDREN                                          USA              Movie-of-the-week

FAMILY IN FEAR                                    USA              Movie-of-the-week

MIKE HAMMER                              Syndication or Cable       One Hour Series

CRACKER                                           ABC               One Hour Series

SILICON VALLEY                                    ABC               One Hour Series

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

TELEVISION DISTRIBUTION ACTIVITIES

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

    INTERNATIONAL DISTRIBUTION. In August 1991, the Company added experienced personnel and commenced the distribution licensing of its own television programming and, to a lesser extent, acquired television programs for distribution in international markets. Prior to such time the Company generally utilized third parties to arrange for the distribution of its television programming in international markets. Programming is distributed primarily to local international broadcasters and, where appropriate, for the home video market, pay television and cable services. The establishment of the Company's international television distribution operation has increased its ability to cover the costs of new programs and to retain the fees and profit potential previously realized by outside distributors through the control of the distribution of its own television programming, including the ability to package such product for distribution in different media. The Company also believes the establishment of its international television distribution operation will enable it to increase its activity as a distributor of programs produced by others. In December 1994, the Company expanded its activities in international distribution by hiring personnel from August Entertainment, Inc., who are experienced in feature film sales. This combined division now gives the Company more control over the marketing of its product line and allows the Company to be more responsive to its customers on a more cost effective basis. In June 1995, the Company hired Marvinia Anderson from World International Network to enhance its television sales.

    The Company's strategy has been to remove more of its business risks in international territories by locking in its business relationships with strong local distributors and broadcasters. The Company has recently entered into output arrangements in certain foreign territories with broadcasters and distributors who have agreed to license distribution rights in such territories for the Company's product for the next three to five years at a fixed price for specified types of film or television product.

LIBRARY

    Since its inception in 1983, the Company has produced for itself and others or acquired more than 1,000 hours of television programming. In addition, as a producer for hire, the Company among other productions produced 860 episodes of DIVORCE COURT, 65 episodes of the NIGHT GAMES game show, 34 episodes of the children's game show THE KRYPTON FACTOR, the animated feature film POUND
PUPPIES: THE LEGEND OF BIG PAW and the FAMILY DOG episode of Steven Spielberg's AMAZING STORIES.

    The Company's current library includes a variety of feature films, movies-for-television, television series, game shows and talk shows produced or acquired by the Company since its inception. The following table sets forth, as of September 30, 1996, certain feature films and television programming in which the Company has ownership rights, distribution rights or the right to share in future profit participation:

FEATURE FILM

TITLE                                     NUMBER PRODUCED    FIRST EXHIBITION
----------------------------------------  ----------------   ----------------
ANIMALYMPICS                                      1                NBC
THE BRAVE LITTLE TOASTER                          1           Disney Channel
ANDRE                                             1             Theatrical
BABYSITTERS                                       1             Home Video
CAFE SOCIETY                                      1              Showtime
CLOSER, THE                                       1             Theatrical
CYBERELLA                                         1             Home Video
DEADLY EXPOSURE                                   1             Home Video
DRAGON WORLD II                                   1             Home Video
DREAM MASTER                                      1             Home Video
EGGS FROM 70 MILLION B.C.                         1             Home Video
FLESH SUITCASE                                    1             Home Video
FREEWAY                                           1             Pay Cable
GENIE                                             1             Home Video
THE GRAVE                                         1             Pay Cable
THE HUMAN PETS                                    1             Home Video
INDECENT BEHAVIOR                                 1             Home Video
JOHNNY MYSTO: BOY WIZARD                          1             Home Video
JOURNEY TO THE MAGIC CAVERN                       1             Home Video
KID MIDAS                                         1             Home Video
LADY-IN-WAITING                                   1             Home Video
LAST GASP                                         1             Home Video
LAST BATTLE FOR THE UNIVERSE                      1             Home Video
THE LAST TIME I COMMITTED SUICIDE                 1             Theatrical
LITTLE GHOST                                      1             Home Video
LOST WORLD OF THE GIANTS                          1             Home Video
MEDIUM RARE                                       1             Home Video
MESMER                                            1             Home Video
NAKED SOULS                                       1             Home Video
OBLIVION                                          1                HBO
THE ADVENTURES OF PINOCCHIO                       1             Theatrical
PLANET OF THE DINO-KNIGHTS                        1             Home Video
RED HOT                                           1             Home Video
RED RIBBON BLUES                                  1          Cable/Home Video
SENSATION                                         1                HBO
SERPENT'S LAIR                                    1             Pay Cable
SHRUNKEN HEADS                                    1             Home Video
TEST TUBE TEENS                                   1             Home Video
TRAPPED IN TOYWORLD                               1             Home Video
WES CRAVEN PRESENTS: MINDRIPPER                   1             Home Video
THE WHOLE WIDE WORLD                              1             Theatrical
ALIEN ABDUCTION                                   1          Cable/Home Video
ANGEL OF PASSION                                  1          Cable/Home Video
BANISHED BEHIND BARS                              1          Cable/Home Video
BARE EXPOSURE                                     1          Cable/Home Video

TITLE                                     NUMBER PRODUCED    FIRST EXHIBITION
----------------------------------------  ----------------   ----------------
BIKINI DRIVE IN                                   1          Cable/Home Video
BLONDE HEAVEN                                     1          Cable/Home Video
CAGED HEARTS                                      1          Cable/Home Video
CALL GIRL                                         1          Cable/Home Video
CAVE GIRL ISLAND                                  1          Cable/Home Video
CELLBLOCK SISTERS                                 1          Cable/Home Video
CENTERFOLD                                        1          Cable/Home Video
DONOR, THE                                        1          Cable/Home Video
ELECTRA                                           1          Cable/Home Video
ELKE'S EROTIC NIGHTS                              1          Cable/Home Video
FORBIDDEN GAMES                                   1          Cable/Home Video
HARD BOUNTY                                       1          Cable/Home Video
ILLICIT DREAMS II                                 1          Cable/Home Video
IMPROPER CONDUCT                                  1          Cable/Home Video
INNOCENCE BETRAYED                                1          Cable/Home Video
INTERNATIONAL BEACH                               1          Cable/Home Video
IRRESISTIBLE IMPULSE                              1          Cable/Home Video
JACKO                                             1          Cable/Home Video
JUNGLE LAW                                        1          Cable/Home Video
LAP DANCER                                        1          Cable/Home Video
LOVE ME TWICE                                     1          Cable/Home Video
LOVER'S CONCERTO                                  1          Cable/Home Video
LURID TALES                                       1          Cable/Home Video
MASSEUSE, THE                                     1          Cable/Home Video
MIAMI MODELS                                      1          Cable/Home Video
MIDNIGHT CONFESSIONS                              1          Cable/Home Video
MIDNIGHT TEASE II                                 1          Cable/Home Video
MIDNIGHT TEMPTATIONS                              1          Cable/Home Video
PETTICOAT PLANET                                  1          Cable/Home Video
PLEASURE IN PARADISE                              1          Cable/Home Video
POWDER BURN                                       1          Cable/Home Video
PRELUDE TO LOVE                                   1          Cable/Home Video
PRIVATE OBSESSION                                 1          Cable/Home Video
PROFESSIONAL AFFAIR                               1          Cable/Home Video
RAVEN'S KISS                                      1          Cable/Home Video
SECOND SIGHT                                      1          Cable/Home Video
SEDUCTION OF INNOCENCE                            1          Cable/Home Video
SENSUOUS SUMMER                                   1          Cable/Home Video
SHADOW DANCER                                     1          Cable/Home Video
SIREN'S KISS                                      1          Cable/Home Video
SOFTBODIES, THE MOVIE                             1          Cable/Home Video
SPIRIT OF THE NIGHT                               1          Cable/Home Video
STOLEN HEART                                      1          Cable/Home Video
TARGET OF SEDUCTION                               1          Cable/Home Video
TOTALLY EXPOSED                                   1          Cable/Home Video
TROPICAL TEASE                                    1          Cable/Home Video
UNDER LOCK AND KEY                                1          Cable/Home Video
UNDER THE GUN                                     1          Cable/Home Video
UNINHIBITED                                       1          Cable/Home Video
VIRTUAL DESIRE                                    1          Cable/Home Video

TITLE                                     NUMBER PRODUCED    FIRST EXHIBITION
----------------------------------------  ----------------   ----------------
WAGER OF LOVE                                     1          Cable/Home Video

        TELEVISION MOVIES AND MINI-SERIES

TITLE                                     NUMBER PRODUCED    FIRST EXHIBITION
----------------------------------------  ----------------   ----------------
ALADDIN                                           1           International
GLORY YEARS                                       6                HBO
FAMILY PICTURES                                   1                ABC
JFK: RECKLESS YOUTH                               1                ABC
CAROLINA SKELETONS                                1                NBC
CONFESSIONS: TWO FACES OF EVIL                    1                NBC
FATHER AND SON: DANGEROUS RELATIONS               1                NBC
FIRE IN THE DARK                                  1                CBS
GETTING GOTTI: THE DIANE GIACALONE STORY          1                CBS
GOOD COPS, BAD COPS                               1                NBC
JACK REED III: A SEARCH FOR JUSTICE               1                NBC
JACK REED IV: A KILLER AMONGST US                 1                NBC
JACK REED V: DEATH AND VENGEANCE                  1                NBC
DANGEROUS INTENTIONS                              1                CBS
LADY KILLER                                       1                CBS
MURDER C.O.D.                                     1                NBC
KISS SHOT                                         1                CBS
LIBERACE: BEHIND THE MUSIC                        1                CBS
OVERRULED                                         1                NBC
SINS OF THE MOTHER                                1                CBS
SWEET BIRD OF YOUTH                               1                NBC
THEN THERE WERE GIANTS                            1                NBC
TO SAVE THE CHILDREN                              1                CBS
YOUR MOTHER WEARS COMBAT BOOTS                    1                NBC
CANDLES IN THE DARK                               1           Family Channel
CITY BOY                                          1                PBS
EVERY WOMAN'S DREAM                               1                CBS
A HUSBAND, A WIFE AND A LOVER                     1                CBS
INNOCENT VICTIMS                                  1                NBC
PRINCESS IN LOVE                                  1                CBS
ECHO                                              1                ABC
UNLIKELY ANGEL                                    1                CBS

        TELEVISION SERIES/GAME SHOW

TITLE                                                EPISODES PRODUCED        FIRST EXHIBITION
-----------------------------------------------  -------------------------  ---------------------
SWEATING BULLETS                                                66                   CBS
PIGASSO'S PLACE                                                 13               Syndication
TEEN WOLF                                                       21                   CBS
MAPLETOWN                                                       39               Syndication
CINEMATRACTIONS                                                 26               Syndication
1ST AND TEN                                                     80                   HBO
HARTS OF THE WEST                                               15                   CBS
TRIAL WATCH                                                    118                   NBC

TITLE                                                EPISODES PRODUCED        FIRST EXHIBITION
-----------------------------------------------  -------------------------  ---------------------
THE BARBARA DE ANGELIS SHOW                                     70                   CBS
HEROES: MADE IN THE USA                                         38               Syndication
PROFILES--UNAUTHORIZED BIOGRAPHIES                               4                   A&E
RELATIVELY SPEAKING                                             90               Syndication
EROTIC CONFESSIONS                                              26                   HBO
MIRACLES                                                        24               Syndication

    At any given time, a significant portion of the Company's library will be under license in many of the major domestic and international markets. For example, in fiscal 1996 the Company licensed portions of its libraries in Germany and Spain. Following the expiration of the licenses, rights generally revert to the Company where the Company is the copyright owner for resale in the second cycle.

JOINT VENTURES TO EXPLOIT ANCILLARY MARKETS

    The Company has expanded its business through joint ventures and partnerships into areas which exploit the characters and story ideas in its feature films and television programs. These activities provide additional sources of revenues in certain cases without significant additional associated expenses. The Company is actively marketing the music used in its productions through an arrangement with Cherry Lane Music, Inc., a music publisher. In addition, the Company has entered into an agreement with Decca Records, a division of Polygram, to distribute the soundtrack of THE ADVENTURES OF PINOCCHIO, which includes two original recordings by Stevie Wonder. Concepts used in films are being developed into CD-ROM computer games under an agreement with IBM. Using its expertise as a television producer, the Company has two infomercials in production through a partnership known as TVFirst. One infomercial is a Christian music infomercial in which a recording of Christian music sung by Contemporary Christian artists is marketed. This infomercial has been airing since March 1996 under the name KEEP THE FAITH. The results have been favorable through September 30, 1996 with sales in excess of $7 million for calendar year 1996. The other infomercial is a work-in-process on the subject of personal relationships which is not currently being marketed. Responding to the increased demand for product by the pay-per-view, telephone delivery, pay cable and basic cable services, the Company formed a joint venture called KLC/New City Tele-Ventures to acquire product from third parties for distribution in the cable, pay service and satellite markets, as well as other emerging markets. The joint venture has acquired over 75 films for this purpose as of December 23, 1996.

GOVERNMENT REGULATIONS

    In a decision released September 6, 1995, the FCC repealed its financial interest and syndication rules effective as of September 21, 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, restricted the ability of the three established, major U.S. television networks (i.e., ABC, CBS and NBC), to own and syndicate television programming. The ultimate impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although there has been an increase in in-house productions of programming for the networks' own use since the effective date of the repeal of the FCC's financial interest and syndication rules.

    Under the Telecommunications Act of 1996 (the "1996 Act"), manufacturers of television set equipment will be required to equip all new television receivers with a so-called "V-Chip" which would allow for parental blocking of violent, sexually-explicit or indecent programming based on a rating for any given program that would be broadcast along with the program. Unless the television industry establishes a voluntary ratings system by February 1997, the FCC is directed by the 1996 Act to develop a ratings system based upon the recommendations of an advisory committee selected by the FCC. A coalition of various segments of the entertainment industry has introduced its proposed ratings guidelines in December 1996.

The FCC and other regulatory and governmental agencies currently have these suggested ratings guidelines under review. Other provisions of the 1996 Act revise the broadcast multiple ownership rules, allow local exchange telephone companies to offer multichannel video programming service, subject to certain regulatory requirements, and allow for cable companies to offer local exchange telephone service, subject to certain regulatory requirements.

    The impact on the Company of the changes brought about by the 1996 Act, including the ratings guidelines proposed by the television industry, and by accompanying changes in FCC rules cannot be predicted at the present time, although it is expected that there will be an increase in the demand for video programming product as a result of the likelihood that these regulatory changes will facilitate the advent of additional exhibition sources for such programming. However, it is possible that recent alliances of certain program producers and television station group owners, coupled with the recent FCC rule revisions allowing a single television station licensee to own television stations reaching up to 35% of the nation's television households, may place additional competitive pressures on program suppliers, such as the Company, to the extent they are unaligned with the major networks or any television station group owners.

    In international markets, the Company's programming may be subject to local content and quota requirements, and/or other limitations, which prohibit or limit the amount of programming produced outside of the local market. Although the Company believes these requirements have not affected the Company's licensing of its programs in international markets to date, such restrictions, or new or different restrictions, could have an adverse impact on the Company's operations in the future should opportunities to obtain foreign content not be available.

2. PROPERTIES

    The Company leases approximately 23,000 square feet of office space on the 20th and 21st floors at 11601 Wilshire Boulevard, Los Angeles, California under a lease agreement through March 31, 2000. The annual rent under the lease is approximately $527,500. The Company's film service subsidiary, Kushner Locke International (U.K.) Limited, leases approximately 560 square feet of office space at 83 Marylebone High Street in London, United Kingdom under a lease agreement through June 24, 2000. The annual rent under this lease is approximately $13,825 (L8,400).

    The Company rents studio facilities as needed for production, except that certain post-production off-line editing is performed at the Company's executive offices.

3. LEGAL PROCEEDINGS

    The Company is party to certain legal proceedings and claims arising out of the normal course of business. The Company believes that the ultimate resolution of all of these matters will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

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

                                            COMMON
                                            STOCK
                                          ----------
                                          HIGH  LOW
                                          ----  ----
FISCAL 1995
First Quarter (ended December 31,
 1994)..................................  1.03  0.69
Second Quarter (ended March 31, 1995)...  0.97  0.69
Third Quarter (ended June 30, 1995).....  0.88  0.69
Fourth Quarter (ended September 30,
 1995)..................................  0.81  0.50

FISCAL 1996
First Quarter (ended December 31,
 1995)..................................  0.75  0.47
Second Quarter (ended March 31, 1996)...  1.06  0.58
Third Quarter (ended June 30, 1996).....  1.50  0.91
Fourth Quarter (ended September 30,
 1996)..................................  1.44  0.56

FISCAL 1997
First Quarter (through December 23,
 1996)..................................  0.71  0.38

    On December 23, 1996, the last sale price for the Common Stock as reported on the NNM was $0.41 for the Common Stock. At December 23, 1996, there were approximately 775 record holders of the Common Stock.

    In a notice to its members in November 1996, the Board of Directors of the Nasdaq National Stock Market, Inc. informed its members that it had approved certain changes to the entry and maintenance standards for the NNM and the NASDAQ SmallCap Market. The Board of Directors has solicited comments on such proposed changes and is currently reviewing such comments. Included in such proposed changes would be the removal of an alternative to the $1 minimum bid price maintenance standard. If such proposal were to be adopted and implemented, as to which there is no assurance, the Company could be subject to delisting from the NNM if its bid price remained below $1.00. The Company is considering alternatives, including the possibility of a reverse stock split, to meet such proposed maintenance standards. There is no assurance that the Company will be able to implement any such alternatives or, if necessary, obtain the approval of the shareholders of the Company for such an alternative.

DIVIDENDS

    The Company has never paid any cash dividends and has no present intention to declare or to pay cash dividends. The payment of dividends also is restricted by covenants in the Company's credit agreement and the indentures and fiscal agency agreements under which the Company's Convertible Subordinated Debentures were issued. It is the present policy of the Company to retain any earnings to finance the growth and development of the Company's business.

6. SELECTED FINANCIAL DATA

    The following table summarizes selected consolidated financial data for the Company and should be read in conjunction with the certain detailed consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data for the fiscal years are derived from the consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report with respect to the consolidated balance sheets of the Company as of September 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three year period ended September 30, 1996 appears elsewhere in this Annual Report.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                      YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------------------
                                            1996      1995      1994      1993      1992
                                          --------  --------  --------  --------  --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues......................  $ 80,157  $ 20,407  $ 50,736  $ 42,487  $ 24,052
Costs relating to operating revenues....   (70,648)  (17,404)  (54,952)  (41,497)  (20,082)
Selling, general and administrative
  expenses..............................    (3,595)   (3,838)   (3,208)   (2,797)   (2,441)
                                          --------  --------  --------  --------  --------
Earnings/(loss) from operations.........     5,914      (835)   (7,424)   (1,807)    1,529
Interest income.........................       198       300       197        78        54
Interest expense........................    (4,027)   (3,409)   (2,209)   (1,173)   (1,217)
Interest expense related to bridge note
  financing.............................      (943)    --        --        --        --
                                          --------  --------  --------  --------  --------
Earnings/(loss) before income taxes and
  cumulative effect of a change in
  accounting principle and extraordinary
  item..................................     1,142    (3,944)   (9,436)   (2,902)      366
Income taxes............................       (47)      (31)    2,277     1,076      (122)
                                          --------  --------  --------  --------  --------
Earnings/(loss) before cumulative effect
  of a change in accounting principle
  and extraordinary item................     1,095    (3,975)   (7,159)   (1,826)      244
Cumulative effect of a change in
  accounting for income taxes...........     --        --          394     --        --
                                          --------  --------  --------  --------  --------
                                             1,095    (3,975)   (6,765)   (1,826)      244
Extraordinary item: costs associated
  with repayment of credit facility.....      (365)    --        --        --        --
                                          --------  --------  --------  --------  --------
Net earnings/(loss).....................  $    730  $ (3,975) $ (6,765) $ (1,826) $    244
                                          --------  --------  --------  --------  --------
                                          --------  --------  --------  --------  --------
Earnings/(loss) per common and common
  equivalent share:
Before cumulative effect of a change in
  accounting for income taxes and
  extraordinary items...................  $    .03  $   (.13) $   (.24) $   (.06) $    .01
Cumulative effect of a change in
  accounting for income taxes...........     --        --          .01     --        --
Extraordinary item......................      (.01)    --        --        --        --
                                          --------  --------  --------  --------  --------
Net earnings/(loss).....................  $    .02  $   (.13) $   (.23) $   (.06) $    .01
                                          --------  --------  --------  --------  --------
                                          --------  --------  --------  --------  --------
Weighted average number of common and
  common equivalent shares
  outstanding...........................    40,013    31,713    29,373    28,372    20,958
                                          --------  --------  --------  --------  --------
                                          --------  --------  --------  --------  --------

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

                                                         SEPTEMBER 30,
                                          --------------------------------------------
                                            1996     1995     1994     1993     1992
                                          --------  -------  -------  -------  -------
                                                         (IN THOUSANDS)
Cash and cash equivalents...............  $ 11,636(1) $ 4,301(1) $15,681 $ 6,542 $ 2,491
Accounts receivable, net................    22,885    7,864    6,177    5,360    2,936
Film costs, net of accumulated
 amortization...........................    58,463   73,716   30,688   43,031   42,680
Total assets............................   100,152   88,952   54,254   56,131   49,847
Notes payable...........................    41,481   28,398    9,600    8,007    5,582
Convertible subordinated debentures,
 net....................................    12,039   17,745   22,056    4,296    4,942
Total liabilities.......................    65,902   69,745   35,713   32,252   31,674
Stockholders' equity....................    34,250   19,207   18,541   23,879   18,173

------------------------

(1) $419 of cash and cash equivalents are restricted deposits that are collateral for certain production loans for 1996 ($1,162 for 1995) and $4,126 for 1996 is cash collected by the Company and reserved for use by Chase Manhattan Bank to pay down outstanding borrowings under the Company's credit facility.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights of films released in the U.S. by studios, pay cable, basic cable and videocassette companies; and from the development, production and distribution of television programming for the major U.S. television networks, basic and pay cable television and first-run syndication; as well as from the licensing of all rights to the films and television programs in international territories. While the Company generally finances all or a substantial portion of the budgeted production costs of its programming through domestic and international licensing and other arrangements, the Company typically retains rights in its programming which may be exploited in future periods or in additional territories. In April 1993, the Company established a feature film operation to produce low and medium budget films for theatrical and/ or home video or cable release. The Company produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.

    The Company's revenues and results of operations are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its films and programs (See Note 1 of Notes to Consolidated Financial Statements). Production advances or license fees received prior to delivery or completion of a program are treated as deferred revenues and are recorded as either production advances or deferred license fees. Production advances are generally recognized as revenue on the date the program is delivered or available for delivery. Deferred license fees are recognized as revenue on the date of availability and/or delivery of the item of product.

    The Company generally capitalizes all costs incurred to produce a film. Such costs include the actual direct costs of production, certain exploitation costs, production overhead, and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular item of product, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result. See "Results of Operations--Comparison of Fiscal Years Ended September 30, 1996 and 1995" and "Results of Operations--Comparison of Fiscal Years Ended September 30, 1995 and 1994."

    Gross profits for any period are a function in part of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period has materially affected a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's product mix during the fiscal year may further affect the Company's quarter-to-quarter or year-to-year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources. Film costs, net of accumulated amortization, decreased to $58,463,000 at September 30, 1996 from $73,716,000 at September 30, 1995. Film costs in process or development at September 30, 1996 decreased to $16,527,000 from $42,115,000 at ending September 30, 1995. See "Results of Operations--Comparison of Fiscal Years Ended September 30, 1996 and 1995" below.

RESULTS OF OPERATIONS

    COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

    The Company's operating revenues for the fiscal year ended September 30, 1996 were $80,157,000, an increase of $59,750,000 or approximately 292%, from $20,407,000 from the prior fiscal year. The increase was due primarily to the delivery and/or availability of a substantially increased slate of films and television programs. The Company shifted its product mix during fiscal 1996 towards an increased number of feature films due to opportunities available to the Company.

    The Company recognized approximately $44,100,000, or approximately 55%, of revenues during fiscal 1996 from the delivery and/or availability of 16 feature films, including approximately $26,300,000 from the initial release of the feature film THE ADVENTURES OF PINOCCHIO (with certain anticipated revenues to be recognized in fiscal 1997) and approximately $9,000,000 from the films SERPENT'S LAIR starring Jeff Fahey, THE GRAVE starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, FREEWAY executive produced by Oliver Stone and starring Reese Witherspoon, Keifer Sutherland and Brooke Shields, THE WHOLE WIDE WORLD starring Vincent D'Onofrio and Renee Zellweger and being distributed in the U.S. by Sony Classics, and THE LAST TIME I COMMITTED SUICIDE starring Keanu Reeves. In addition, the Company recognized approximately $22,800,000, or approximately 28% of revenues during fiscal 1996 from the delivery and/or availability of 4 network movies, the network mini-series INNOCENT VICTIMS and the network pilot for the Company's mid-season series THE GUN, including, approximately $13,700,000 for the Company's four television network movies including PRINCESS IN LOVE, starring Julie Cox in the book version of Princess Diana's affair, for CBS, EVERY WOMAN'S DREAM starring Jeff Fahey for CBS, A HUSBAND, A WIFE AND A LOVER starring Judith Light, for CBS and ECHO starring Jack Wagner, for ABC. Twelve other film and video projects generated approximately $8,800,000, or approximately 11%, of revenues during fiscal 1996. In addition, the Company recognized approximately $4,100,000, or approximately 5%, of revenues from distribution to domestic cable for films acquired through KLC/New City. The Company also recognized additional revenues from continuing licenses of completed product from the Company's library to foreign distributors, domestic cable channel operators and international sub-distributors and from the national rollout of an infomercial marketing contemporary Christian music on compact discs.

    Operating revenues for fiscal 1995 were primarily attributable to the delivery and/or availability of the three low budget feature films LADY IN WAITING, THE LAST GASP and WES CRAVEN PRESENTS: MINDRIPPER to

WarnerVision and approximately $9,500,000 for the three television network movies Dangerous Intentions for CBS, LADY KILLER for CBS and JACK REED IV: A KILLER AMONGST US for NBC. The majority of remaining revenues for the period came from the release of six adult thriller direct-to-video films; from two fantasy adventure feature films for Paramount Pictures under the banner JOSH
KIRBY: TIME WARRIOR; and from continuing sales of licenses for completed product from the Company's library of titles to international distributors.

    In various stages of production for the Company's fiscal 1997 slate are (a) the feature film BASIL starring Christian Slater, (b) the feature film WAITING FOR THE MAN starring Rae Dawn Chong and Darren McGavin, (c) a film executive produced by Oliver Stone, (d) the two animated feature films for Buena Vista Home Video, a division of the Walt Disney Company, entitled BRAVE LITTLE TOASTER GOES TO MARS and BRAVE LITTLE TOASTER GOES TO SCHOOL, that are sequels to the successful direct-to-video title THE BRAVE LITTLE TOASTER, and (e) five additional titles of the direct to video MAGIC ADVENTURES series. The Company is also producing six one hour prime time episodes of a mid-season replacement series for ABC entitled THE GUN, including episodes starring Jennifer Tilly, Randy Quaid, Darryl Hannah and Rosanna Arquette. In addition, the Company continues to acquire domestic cable rights for films for distribution through a joint venture called KLC/New City and the international distribution rights to films for distribution through Kushner Locke International, Inc.

    Costs relating to operating revenues were $70,648,000 during fiscal 1996 as compared to $17,404,000 during fiscal 1995. As a percentage of operating revenues, costs relating to operating revenues were approximately 88% for fiscal 1996 compared to approximately 85% for fiscal 1995. During the fourth quarter of fiscal 1996, the Company revised its estimates of the future revenues of certain film and television product resulting in a net decrease of the carrying value of film and television inventory of approximately $500,000. Without such reduction, costs relating to operating revenues would have been approximately $70,148,000 for fiscal 1996. During the fourth quarter of 1995, the Company revised its estimates of future revenues for certain older television programs which resulted in reductions of the carrying value of such programs and an expense of approximately $888,000 recorded during the fourth quarter of fiscal 1995. Without such reduction, costs related to operating revenues would have been approximately $16,500,000,000 approximately 81% of revenues for fiscal 1995.

    Selling, general and administrative expenses decreased to $3,595,000 in fiscal 1996 compared to $3,838,000 in fiscal 1995. This decrease resulted from the capitalization of certain production overhead items to theatrical, television and cable product partially offset by an overall increase in staffing and personnel costs.

    Interest expense for the year ended September 30, 1996 was $4,970,000 as compared to $3,409,000 for the year ended September 30, 1995. The increase was primarily due to a $943,000 charge to interest expense related to the issuance of shares of common stock as part of the refinancing of Bridge Notes issued by the Company, plus an approximately $365,000 charge relating to the repayment of the Company's previous $15 million credit facility for fees including a non-cash charge of $65,000 related to the issuance of warrants to the former lender and the increased interest costs associated with the higher amount of borrowings under the new credit facility. The previous credit facility was replaced by an increased $40 million credit facility led by The Chase Manhattan Bank. Total indebtedness for borrowed money increased to $53,520,000 at September 30, 1996 from $46,143,000 at September 30, 1995 due to increased production borrowings to finance a larger off-balance-sheet production slate, including THE ADVENTURES OF PINNOCHIO and MAGIC ADVENTURES. The weighted average interest rate under the line of credit was 9.98% during fiscal 1996 compared to 10% during fiscal 1995, while the Convertible Subordinated Debentures Series A, Series B, 8% and 9% bear interest fixed at 10%, 13 3/4%, 8% and 9%, respectively.

    The Company's effective income tax rate was 4% for the year ended September 30, 1996 compared to an effective income tax rate of approximately 1% for the year ended September 30, 1995. At September 30,

1996, the Company had net operating loss carryforwards of approximately $33,030,000 for federal tax purposes compared to $24,631,000 at September 30, 1995. Such carryforwards expire in fiscal 2011.

    The Company reported net earnings of $730,000, or $.02 per share, for the fiscal year ended September 30, 1996, and a net loss of ($3,975,000), or ($.13) per share, for the fiscal year ended September 30, 1995. The loss in fiscal 1995 resulted primarily from the above described non-cash reductions in the carrying value of certain programs no longer being produced by the Company and the increased interest expense and amortization of capitalized issuance costs. The losses in fiscal 1995 were impacted by certain expenses associated with the large amount of development and production of work in process scheduled to be delivered after the 1995 fiscal year and the expansion of the Company's feature film and international distribution divisions.

    COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND 1994

    The Company's operating revenues for the fiscal year ended September 30, 1995 were $20,407,000, a decrease of $30,329,000, or 60%, from $50,736,000 from the prior fiscal year. This decrease was due primarily to the timing of delivery and/or availability of films and television programs. The Company had shifted its current product mix towards a greater percentage of feature films due to opportunities available to the Company. Feature films generally have a longer lead time than television programs from the time of financial commitment to the recognition of related revenues.

    The Company recognized approximately $4,000,000 of revenues during fiscal 1995 from the delivery and/or availability of the three low budget feature films LADY IN WAITING, THE LAST GASP and WES CRAVEN PRESENTS: MINDRIPPER to WarnerVision and approximately $9,500,000 for the three television network movies DANGEROUS INTENTIONS for CBS, LADY KILLER for CBS and JACK REED IV: A KILLER AMONGST US for NBC. The majority of remaining revenues for the period came from the release of six adult thriller direct-to-video films; from two fantasy adventure feature films for Paramount Pictures under the banner JOSH
KIRBY: TIME WARRIOR; and from continuing sales of licenses for completed product from the Company's library of titles to international distributors.

    Operating revenues for fiscal 1994 were primarily attributable to the delivery and/or availability of the major theatrical feature film Andre of approximately $10,000,000, the three network television movies TO SAVE THE CHILDREN for CBS, GETTING GOTTI for CBS, and JACK REED III: A SEARCH FOR JUSTICE for NBC of approximately $9,300,000, and to the network mini-series JFK:
RECKLESS YOUTH for ABC of approximately $9,300,000. The Company also recognized approximately $14,500,000 of revenues from the delivery and/or commencement of distribution of fifteen episodes of the television series HARTS OF THE WEST for CBS.

    Costs relating to operating revenues were $17,404,000 during fiscal 1995 as compared to $54,952,000 during fiscal 1994. As a percentage of operating revenues, costs relating to operating revenues were approximately 85% for fiscal 1995 compared to approximately 108% for fiscal 1994. During the fourth quarter of fiscal 1995, the Company revised its estimate of future revenue for certain older television programs which resulted in reductions of the carrying value of such programs and an expense of approximately $888,000 recorded during the fourth quarter of fiscal 1995. Without such reductions, costs related to operating revenues would have been approximately $16,516,000, or approximately 81% of revenues for fiscal 1995. During the fourth quarter of fiscal 1994, the Company revised its estimate of future revenue programming no longer being produced by the Company resulting in a write-down expense of approximately $7,800,000 for fiscal 1994. The major component of such reductions consisted of the episodic series 1ST AND TEN starring O.J. Simpson. Without such reductions, costs relating to operating revenues would have been $47,152,000, or approximately 93% of revenues, for fiscal 1994.

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

    Interest expense for the year ended September 30, 1995 was $3,409,000 as compared to $2,209,000 for the year ended September 30, 1994. The increase was due to incurring interest costs for the full period on the Company's four issues of Convertible Subordinated Debentures during the 1995 fiscal year; and increase in amortization of capitalized issuance costs related to the Convertible Subordinate Debentures and higher average borrowings under the Company's line of credit associated with increased production and acquisition financing of non-network movies. Total borrowings increased to $46,143,000 at September 30, 1995 from $31,656,000 at September 30, 1994. The weighted average interest rate under the line of credit was 10% during fiscal 1995 compared to 7.81% in fiscal 1994, while the Convertible Subordinated Debentures Series A, Series B, 8% and 9% bear interest fixed at 10%, 13 3/4%, 8% and 9%, respectively. The Company's estimated effective income tax rate was 1% for the year ended September 30, 1995 compared to an estimated effective income tax rate of approximately 24% for the year ended September 30, 1994. The tax benefit in fiscal 1994 was due to partial recognition of the benefit of deferred taxes during the fiscal year ended September 30, 1994.

    The Company reported a net loss of ($3,975,000), or ($.13) per share, for the fiscal year ended September 30, 1995 and net loss of ($6,765,000), or ($.23) per share, for the year ended September 30, 1994 when the Company reported a loss before cumulative effect of a change in accounting principle from Statement of Financial Accounting Standards (SFAS) No. 96 to SFAS No. 109 "Accounting for Income Taxes" of ($7,159,000), or ($.24) per share. The losses in fiscal 1995 and 1994 resulted primarily from the above described non-cash reductions in the carrying value of certain programs no longer being produced by the Company and the increased interest expense and amortization of capitalized issuance costs. The losses in fiscal 1995 were augmented by certain expenses associated with the expansion of the Company's feature film and international distribution divisions.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures in a footnote to the financial statements.

    The Company expects to continue to use the intrinsic value-based method under Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the financial statements. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased to $11,636,000 (including $419,000 of restricted cash being used as collateral for certain production loans and $4,126,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1996 from $4,301,000 (including $1,162,000 of restricted cash) at September 30, 1995 primarily from an increase in cash flow from financing activities consisting of the issuance of common stock and an increase in notes payable.

    The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of third party domestic and international licensing payments as well as other operating revenues, and proceeds from debt and equity financing, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the expansion of the Company's international distribution business and the establishment of its feature film division have significantly increased the Company's working capital requirements and use of related production loans.

    The Company experienced net negative cash flows from operating activities (resulting from the Company's significant expansion of production) of $13,119,000 during the twelve months ended September 30, 1996, which was offset by net cash of $20,641,000 provided by financing activities from production loans, common stock issuance and greater usage of the Company's revolving line of credit. As a result primarily of common stock issuance, net unrestricted cash increased by $3,952,000 to $7,091,000 on September 30, 1996. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

    CREDIT FACILITY

    On June 25, 1996, the Company closed a $40,000,000 syndicated revolving credit agreement with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). Such agreement provides for borrowing by the Company of up to $40,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs (as adjusted). In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.594% as of December 23, 1996) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of (a) Chase's Prime Rate (8.25% as of December 23, 1996),
(b) Chase's Base CD Rate (5.63% as of December 23, 1996) plus 1% or (c) the Federal Funds Effective Rate (5.25% as of December 23, 1996) plus 1/2%) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that potion of the borrowing base supported by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of .5% per annum of the unused portion of the credit line. As of December 23, 1996, the Company had drawn down $24,100,000 under the credit facility out of a total net borrowing base availability of $30,200,000. On December 27, 1996, the Company drew down an additional $4,200,000, which has not been disbursed by the Company.

    The credit agreement contains various restrictive covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). On December 27, 1996 the Company received a waiver of the limitation on overhead expenses for the amount of allocated and unallocated overhead expenses in fiscal year 1996.

    SECURITIES OFFERINGS

    During March and April 1994, the Company sold $16,437,000 principal amount of 8% Convertible Subordinated Debentures due 2000. In connection with the issuance of the 8% Debentures, the Company issued warrants to purchase up to 10% of the aggregate principal amount of Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 8% Debentures are convertible into shares of common stock at a rate of $.975 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company will have the right to redeem the 8% Debentures at redemption prices commencing at 102.7% of par on or after February 1, 1998 and declining to par on or after February 1, 2000. The Debentures are subordinate in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A and Series B Debentures. The fiscal agency agreement, under which the Company's 8% Debentures were issued, contains various covenants to which the Company must adhere.

    During July 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance of the 9% Debentures, the Company issued warrants to purchase up to 9% of the aggregate principal amount of the Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 9% Debentures are convertible into shares of common stock at a rate of $1.58 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par on or after July 1, 1998 and declining to par on or after July 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A, Series B and 8% Debentures. The fiscal agency agreement, under which the Company's 9% Debentures were issued, contains various covenants to which the Company must adhere. As of September 30, 1996, approximately $4,821,000 principal amount of 8% Debentures and $4,174,000 principal amount of 9% Debentures were outstanding. Through December 23, 1996, an additional $217,000 aggregate principal amount of the 8% Debentures were converted into an aggregate of 222,563 shares of Common Stock and no additional shares of 9% Debentures were converted. As of September 30, 1996, approximately $68,000 principal amount of Series A Debentures (convertible into common stock at a rate of approximately $1.27 per share) and $2,976,000 of Series B Debentures (convertible into common stock at a rate of approximately $1.54 per share) were outstanding. The Company has the right to redeem the Series A Debentures at redemption prices at 103% of par after September 30, 1996 and declining to par after September 30, 1997 and to redeem the Series B Debentures at redemption prices at 101% of par at October 1, 1996 and declining to par after October 1, 1997.

    In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters. Since the end of the fiscal year (September 30, 1995), primarily as a result of the conversion of the 8% and 9% Debentures and the secondary public offering described below, the number outstanding shares of common stock has increased from 35,466,598 to 52,665,247 as of September 30, 1996.

    In May 1996, the Company issued $1,500,000 of short-term bridge notes in a private placement which were repaid in July 1996 in connection with the secondary public offering referred to below.

    In July 1996, the Company closed a secondary public offering of an aggregate of 4,750,000 units (a "Unit"), each unit consisting of two shares of Common Stock and one five year Class C Redeemable Common Stock Purchase Warrant to purchase Common Stock at an exercise price of $1.14375 per share.

The Company received net proceeds in the amount of $9,203,125. In connection with such offering, the Company issued warrants to purchase up to an aggregate of 475,000 Units at $3.146875 per Unit to the underwriter thereof and a consultant.

    PRODUCTION/DISTRIBUTION LOANS

    The Company's other short term borrowings, totaling $12,444,000 as of September 30, 1996, consisted of production loans from Newmarket Capital Group L.P. ("Newmarket"), Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial Bank to consolidated production entities. The Kushner-Locke Company provided limited corporate guarantees for a portion of the Newmarket and Paribas loans which are callable in the event that the production companies do not repay the loans by the respective maturity date. The balance of the production loans are recourse only to the production entities. Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the Lenders. To the extent the collateral value securing the loans exceeds the amount outstanding, the Company may determine in the future to assume such obligations in full under its Chase facility and take title to such assets.

    The table below shows certain production loans as of September 30, 1996.

                                                                                        KUSHNER-LOCKE
                                                                AMOUNTS     WEIGHTED      CORPORATE
FILM                                 LENDER     LOAN AMOUNT   OUTSTANDING   INTEREST       GUARANTY      MATURITY
---------------------------------  ----------  -------------  -----------  -----------  --------------  -----------
THE LEGEND OF PINOCCHIO..........  Newmarket    $12,500,000    $7,494,000        8.21%    $2,800,000(1)    9-30-96(1)
INNOCENT VICTIMS.................   Paribas     $   975,000    $ 680,000         8.61%    $  300,000      12-31-96(2)
MAGIC ADVENTURES.................   Imperial    $ 5,150,000    $4,270,000       10.92%    $        0      11-15-97
                                               -------------  -----------               --------------
                                                $18,625,000   1$2,444,000                 $3,100,000
                                               -------------  -----------               --------------
                                               -------------  -----------               --------------

------------------------

(1) As of December 23, 1996, the amount outstanding had been reduced to approximately $3,615,000. The Company believes that The Kushner-Locke Company corporate guarantee has been reduced to zero (0) by virtue of the value of various foreign licenses entered into by the Company and in any event terminated due to the delay in delivery of the picture. The remaining balance owed by the production entity is collateralized by license obligations in excess of the loan balance (including $1,750,000 owed from one territory backed by a letter of credit).

(2) As of December 23, 1996, the amount outstanding had been reduced to approximately $530,000. The Company is currently in discussions with the lender concerning an extension of the maturity date (thereby avoiding any call on The Kushner-Locke Company corporate guarantee). The remaining balance (and the amount subject to such corporate guarantee) is fully collateralized by distribution license obligations which exceed the loan balance.

    The Company entered into a long form agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture titled THE ADVENTURES OF PINOCCHIO. The film opened domestically on July 26, 1996 in a wide theatrical release by New Line Pictures ( a subsidiary of Turner Entertainment Co.) which has acquired the domestic distribution rights and 50% of certain ancillary rights from Savoy. The film is being distributed in foreign territories by the Company. Pursuant to the February 6, 1995 letter agreement, the Company licensed those domestic and ancillary rights to Savoy in exchange for Savoy funding 50% of the budget to the production entity up to $25,000,000 (which budget was subsequently increased to approximately $29,450,000, the majority of which has been financed by Savoy in exchange for certain profit participations). In order to fund the Company's approximately $12,850,000 share of the budgeted negative costs, the Company has assisted the film's production company, a consolidated entity, in obtaining loan documentation from Newmarket and the Bank of America in the amount of 50% of the film's original budget up to $12,500,000, a portion of which is reserved to pay the lender's financing fees and costs. The loan bears interest at LIBOR (5.594% as of December 23, 1996) plus 2% and fees were determined on a sliding scale related to the amount of acceptable contracts receivable at the time of initial funding. Newmarket also has the right to certain profit participations in connection with the film. There is no assurance that THE ADVENTURES OF PINOCCHIO, which represents the Company's biggest budget theatrical motion picture to date, will be ultimately successful to an extent sufficient to repay the loan in full.

    In March 1996, a new production loan was obtained from Paribas in the aggregate amount of $1,200,000 to cover the Company's acquisition price of distribution rights in the mini-series entitled INNOCENT VICTIMS. The loan bears interest at the Company's option at LIBOR (5.594% as of December 23, 1996) plus 2.50% or Bank of America's published reference rate (8.25% as of December 23, 1996) plus certain loan fees. The loan is secured by the Company's right, title and interest in and related to the mini-series. The loan matures on December 31, 1996, subject to an extension of not more than 90 days.

    In April 1996, a new production loan was obtained from Imperial Bank in the aggregate available amount of $5,100,000 to cover a portion of the production budgets of the MAGIC ADVENTURES home video series. The loan bears interest at Prime (8.25% as of December 23, 1996) plus 1 1/2% payable monthly plus certain loan fee amounts. The loan was secured by the rights, title and assets related to the film series which are in various stages of production and will ultimately be delivered to domestic and international sub-distributors. The loan matures in November 1997.

    In May 1996, the Company and Decade entered into an agreement to produce four theatrical action motion pictures. The motion pictures will be produced, subject to approval by the Company of certain creative aspects of such movies, by Decade and executive produced by Joel Silver and Richard Donner. Under the agreement, the Company has agreed to guarantee payment up to $3,200,000 per picture payable upon the delivery of the "mandatory delivery items" (as defined in such agreement) for each picture in consideration of receipt of foreign distribution rights. The agreement is for a minimum of four feature-length motion pictures and may be extended, at Decade's option, to include a fifth picture. The initial two films under the agreement are DOUBLE TAP starring Heather Locklear and Stephen Rea, and MADE MEN, both of which are currently expected to be delivered in calendar 1997.

SUMMARY

    Management believes that existing resources and cash generated from operating activities, together with amounts expected to be available under the syndicated revolving credit agreement with Chase will be sufficient to meet the Company's working capital requirements for at least the next twelve months. However, the Company from time to time may seek additional financing through the issuance of additional debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital. In addition to expanding production and its distribution business, whether internally or by acquisition, the Company may also consider acquisition possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

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

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1996) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

11. EXECUTIVE COMPENSATION

    The information called for in Item 11 of Part II I shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1996) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1996) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1996) in the Company's definitive Proxy Statement in connection with its 1997 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                                               PAGE
                                                                                                             ---------
   (a)(1)  Financial Statements:

           Independent Auditors' Report....................................................................  F-1

           Consolidated Balance Sheets at September 30, 1996 and 1995......................................  F-2

           Consolidated Statements of Operations for the years ended September 30, 1996, 1995, and 1994....  F-3

           Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995, and 1994....  F-4

           Consolidated Statements of Stockholder Equity for the years ended September 30, 1996, 1995, and
             1994..........................................................................................  F-6

           Notes to Consolidated Financial Statements......................................................  F-7

      (2)  Financial Statement Schedule

           Schedule II for the years ended September 30, 1996, 1995, and 1994..............................  F-26

           All other schedules are inapplicable and, therefore, have been omitted.

      (3)  Exhibits........................................................................................

           Exhibits filed as part of this report are listed in the Exhibit Index, which follows the
             Signatures....................................................................................

      (b)  Report on Form 8-K:

           None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Kushner-Locke Company:

    We have audited the accompanying consolidated balance sheets of The Kushner-Locke Company and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended September 30, 1996. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kushner-Locke Company and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
December 26, 1996

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                                                         1996           1995
                                                                                    --------------  -------------
Cash and cash equivalents.........................................................  $    7,091,000  $   3,139,000
Reserved cash.....................................................................       4,126,000       --
Restricted cash...................................................................         419,000      1,162,000
Accounts receivable, net of allowance for doubtful accounts of $693,000 in 1996
  and $400,000 in 1995............................................................      22,885,000      7,864,000
Due from affiliates...............................................................       1,238,000        309,000
Note receivable from related party................................................         540,000        676,000
Film and television property costs, net of accumulated amortization...............      58,463,000     73,716,000
Property and equipment, at cost, net of accumulated depreciation and amortization
  of $1,067,000 in 1996 and $877,000 in 1995......................................         465,000        515,000
Other assets......................................................................       4,925,000      1,571,000
                                                                                    --------------  -------------
                                                                                    $  100,152,000  $  88,952,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities..........................................  $    3,277,000  $   3,245,000
Notes payable.....................................................................      41,481,000     28,398,000
Deferred film license fees........................................................       3,460,000      2,753,000
Contractual obligations, principally participants' share payable and talent
  residuals.......................................................................       3,512,000        995,000
Production advances...............................................................       2,133,000     16,609,000
Convertible subordinated debentures, net of deferred issuance costs...............      12,039,000     17,745,000
                                                                                    --------------  -------------
        Total liabilities.........................................................      65,902,000     69,745,000
                                                                                    --------------  -------------
Stockholders' equity:
  Common stock, no par value. Authorized 80,000,000 shares at September 30, 1996 and at September 30, 1995: issued and outstanding 52,665,248 shares at
    September 30, 1996 and 35,466,599 shares at September 30, 1995................      37,650,000     23,337,000
Accumulated deficit...............................................................      (3,400,000)    (4,130,000)
                                                                                    --------------  -------------
        Total stockholders' equity................................................      34,250,000     19,207,000
                                                                                    --------------  -------------
                                                                                    $  100,152,000  $  88,952,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

          See accompanying notes to consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                        1996            1995            1994
                                                                   --------------  --------------  --------------
Operating revenues...............................................  $   80,157,000  $   20,407,000  $   50,736,000
Costs related to operating revenues..............................     (70,648,000)    (17,404,000)    (54,952,000)
Selling, general and administrative expenses.....................      (3,595,000)     (3,838,000)     (3,208,000)
                                                                   --------------  --------------  --------------
Earnings/(loss) from operations..................................       5,914,000        (835,000)     (7,424,000)
Interest income..................................................         198,000         300,000         197,000
Interest expense.................................................      (4,027,000)     (3,409,000)     (2,209,000)
Interest expense related to Bridge Note financing................        (943,000)       --              --
                                                                   --------------  --------------  --------------
Earnings/(loss) before income taxes and cumulative effect of a
  change in accounting principle and extraordinary item..........       1,142,000      (3,944,000)     (9,436,000)
Income tax (expense).............................................         (47,000)        (31,000)      2,277,000
                                                                   --------------  --------------  --------------
Loss before cumulative effect of a change in accounting principle
  and extraordinary item.........................................       1,095,000      (3,975,000)     (7,159,000)
Cumulative effect of a change in accounting for income taxes.....        --              --               394,000
                                                                   --------------  --------------  --------------
Earnings/(loss) before extraordinary item........................       1,095,000      (3,975,000)     (6,765,000)
                                                                   --------------  --------------  --------------
Extraordinary item: costs associated with repayment of credit
  facility.......................................................        (365,000)       --              --
                                                                   --------------  --------------  --------------
Net earnings/(loss)..............................................  $      730,000  $   (3,975,000) $   (6,765,000)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Earnings/loss per common and common equivalent share:
  Before cumulative effect of a change in accounting for income
    taxes and extraordinary items................................  $          .03  $         (.13) $         (.24)
  Cumulative effect of a change in accounting for income taxes...        --              --                   .01
  Extraordinary item.............................................            (.01)       --              --
                                                                   --------------  --------------  --------------
Net earnings/(loss)..............................................  $          .02  $         (.13) $         (.23)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Weighted average number of common and common equivalent shares
  outstanding....................................................      40,013,000      31,713,000      29,373,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                        1996            1995            1994
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
  Net earnings/(loss)............................................  $      730,000  $   (3,975,000) $   (6,765,000)
  Adjustments to reconcile net earnings/(loss) to net cash used by operating activities:
    Cumulative effect of a change in accounting principle........        --              --              (394,000)
    Amortization of film costs...................................      70,068,000      16,977,000      54,281,000
    Depreciation and amortization................................         190,000         239,000         250,000
    Amortization of capitalized issuance costs and warrants......         299,000         414,000         222,000
    Interest on bridge loan......................................         750,000        --              --
  Changes in assets and liabilities:
    Restricted cash..............................................         743,000      (1,162,000)       --
    Reserved cash................................................      (4,126,000)       --              --
    Deferred income taxes........................................        --              --            (2,321,000)
    Accounts receivable, net.....................................     (15,021,000)     (1,687,000)       (817,000)
    Other receivables............................................        (717,000)       (766,000)       (209,000)
    Film costs...................................................     (54,815,000)    (60,005,000)    (41,938,000)
    Accounts payable and accrued liabilities.....................          32,000         860,000      (3,323,000)
    Deferred film license fees...................................         707,000       2,389,000        (266,000)
    Contractual obligations......................................       2,517,000        (221,000)     (1,134,000)
    Production advances..........................................     (14,476,000)     16,527,000      (8,464,000)
    Other........................................................        --               (10,000)         10,000
                                                                   --------------  --------------  --------------
        Net cash used by operating activities....................     (13,119,000)    (30,420,000)    (10,843,000)
                                                                   --------------  --------------  --------------
Cash flows from investing activities:
  Increase in property and equipment, net........................        (140,000)       (317,000)       (134,000)
  Increase in other assets.......................................      (3,430,000)       (518,000)       (442,000)
                                                                   --------------  --------------  --------------
        Net cash used by investing activities....................      (3,570,000)       (835,000)       (576,000)
                                                                   --------------  --------------  --------------
Cash flows from financing activities:
  Increase in notes payable......................................      34,081,000      21,398,000      31,600,000
  Repayment of notes payable.....................................     (20,998,000)     (2,600,000)    (30,007,000)
  Net proceeds from issuance of common stock.....................       7,202,000        --              --
  Net proceeds from exercise of stock options....................         412,000        --               105,000
  Net proceeds from issuance of debentures and warrants..........        --              --            18,911,000
  Repayment of debentures/exercise of conversion options.........         (56,000)        (25,000)        (37,000)
  Other..........................................................        --               (60,000)        (14,000)
                                                                   --------------  --------------  --------------
        Net cash provided by financing activities................      20,641,000      18,713,000      20,558,000
                                                                   --------------  --------------  --------------
        Net increase (decrease) in cash..........................       3,952,000     (12,542,000)      9,139,000
Cash and cash equivalents at beginning of year                          3,139,000      15,681,000       6,542,000
                                                                   --------------  --------------  --------------
Cash and cash equivalents at end of year.........................  $    7,091,000  $    3,139,000  $   15,681,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.....................................................  $    3,557,000  $    2,952,000  $    1,888,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
    Income taxes.................................................  $       47,000  $       27,200  $        8,800
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1) In fiscal 1994, $1,537,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $201,000 were converted into 989,052 shares of common stock.

(2) In fiscal 1995, $5,260,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $559,000 were converted into 5,397,498 shares of common stock.

(3) In fiscal 1996, $6,500,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $551,000 were converted into 7,093,490 shares of common stock including 631,734 shares of common stock, valued at $750,000, relating to interest on the bridge loan.

          See accompanying notes to consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                     RETAINED
                                                                                     EARNINGS
                                                      NUMBER OF                    (ACCUMULATED
                                                        SHARES     COMMON STOCK      DEFICIT)          TOTAL
                                                     ------------  -------------  ---------------  -------------
    Balance at September 30, 1993..................   29,575,049   $  17,269,000   $   6,610,000   $  23,879,000
Retirement of common stock.........................     (600,000)       --              --              --
Stock options exercised............................      105,000         105,000        --               105,000
Costs related to registration statement............       --             (14,000)       --               (14,000)
Conversion of subordinated debentures..............      989,052       1,336,000        --             1,336,000
Net loss...........................................       --            --            (6,765,000)     (6,765,000)
                                                     ------------  -------------  ---------------  -------------
    Balance at September 30, 1994..................   30,069,101   $  18,696,000   $    (155,000)  $  18,541,000
Conversion of subordinated debentures..............    5,397,498       4,641,000        --             4,641,000
Net loss...........................................       --            --            (3,975,000)     (3,975,000)
                                                     ------------  -------------  ---------------  -------------
    Balance at September 30, 1995..................   35,466,599   $  23,337,000   $  (4,130,000)  $  19,207,000
Issuance of common stock...........................    9,500,000       7,202,000        --             7,202,000
Stock options exercised............................      450,000         412,000        --               412,000
Stock purchase warrants exercised..................      155,159               0        --              --
Issuance of bridge loan stock......................      631,734         750,000        --               750,000
Conversion of subordinated debentures..............    6,461,756       5,949,000        --             5,949,000
Net earnings.......................................       --                   0         730,000         730,000
                                                     ------------  -------------  ---------------  -------------
    Balance at September 30, 1996..................   52,665,248   $  37,650,000   $  (3,400,000)  $  34,250,000
                                                     ------------  -------------  ---------------  -------------
                                                     ------------  -------------  ---------------  -------------

          See accompanying notes to consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY

    The Kushner-Locke Company (the "Company") is principally engaged in the development, production and distribution of feature films, direct-to-video films, television series, movies-for-television, mini-series and animated programming. In the last two years, the Company expanded its operations into related business lines in ancillary markets for its product such as merchandising, home video, cable and interactive/ multimedia applications for characters and story ideas developed by the Company.

    Generally, theatrical films are first distributed in the theatrical and home video markets. Subsequently, theatrical films are made available for world-wide television network exhibition or pay television, television syndication and cable television. Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication or cable television. Certain films are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video. The revenue cycle generally extends 7 to 10 years on film and television product.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of The Kushner-Locke Company, its wholly-owned subsidiaries and certain less than wholly-owned entities which the Company controls. All material intercompany balances and transactions have been eliminated.

    Certain reclassifications have been made to conform prior year balances with the current presentation.

    REVENUE RECOGNITION

    Revenues from feature film and television program distribution licensing agreements are recognized on the date the completed film or program is delivered or becomes available for delivery, is available for exploitation in the relevant media window purchased by that customer or licensee and certain other conditions of sale have been met pursuant to criteria specified by SFAS No. 53, Financial Reporting By Producers and Distributors of Motion Picture Films. Revenues from barter transactions, whereby the program is exchanged for television advertising time which is sold to product sponsors, are recognized when the television program has aired and all conditions precedent have been satisfied.

    Producer fees received from production of films and television programs for outside parties where the Company has no continuing ownership interest in the project are recognized on a percentage-of-completion basis as determined by applying the cost-to-cost method. The cost of such films and television series is expensed as incurred.

    ACCOUNTING FOR FILM AND TELEVISION PROPERTY COSTS

    The Company capitalizes costs incurred to produce a film or television project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as expected revenue

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) or profit participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed quarterly and adjusted where appropriate and the impact of such adjustments could be material.

    Film and television property costs are stated at the lower of unamortized cost or estimated net realizable value. Losses which may arise because unamortized costs of individual films or television series exceed anticipated revenues are charged to operations through additional amortization.

    The Company capitalized interest of $1,735,000, $631,000 and $451,000 to film and television property costs for the years ended September 30, 1996, 1995, and 1994, respectively.

    PARTICIPANTS' SHARE PAYABLE AND TALENT RESIDUALS

    The Company charges profit participation and talent residual costs to expense in the same manner as amortization of production costs, based on the ratio of current period gross revenues to management's estimate of total ultimate gross revenues, if it is anticipated such amounts will be payable. Payments for profit participations are made in accordance with the participants' contractual agreements. Payments for talent residuals are remitted to the respective guilds in accordance with the provisions of their union agreements.

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

    PROPERTY AND EQUIPMENT

    Property and equipment, at cost, is depreciated using the straight-line method over the estimated useful lives of the assets (ranging from four to eight years).

    CASH AND CASH EQUIVALENTS

    The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

    RESTRICTED AND RESERVED CASH

    At September 30, 1996, the Company had $419,000 in restricted cash related to advances made by the Company to film producers for the acquisition of distribution rights or films not yet completed. These cash

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) advances are held in escrow accounts as collateral by financial institutions providing production loans to those producers. In addition, the Company has $4,126,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

    INTERNATIONAL CURRENCY TRANSACTIONS

    The majority of the Company's foreign sales transactions are payable in U.S. dollars. Accordingly, international currency transaction gains and losses included in the consolidated statements of operations for the three years ended September 30, 1996 were not significant.

    INCOME TAXES

    Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period encompassing the enactment date.

    The Company elected to reflect the cumulative effect of adopting this pronouncement as a change in accounting principle at the beginning of fiscal 1994 with a credit to results of operations of $394,000. Prior year consolidated financial statements were not restated.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Significant estimates are primarily related to ultimate revenues and ultimate costs relating to the Company's film and television properties. Actual results may differ from estimated amounts.

    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and requires that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.

    The Company expects to continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote to the consolidated financial statements. SFAS

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's cash and cash equivalents, accounts receivable, due from affiliates, accounts payable and accrued liabilities, contractual obligations and participants' share payable for talent residuals approximate their recorded value due to the relatively short maturities of these instruments. The fair value of due from affiliates and note receivable from a related party have not been estimated due to the related party nature of such amounts. The fair value of notes payable and convertible subordinated debentures approximates the recorded value due to the stated interest rate on such instruments and the indeterminate nature of the value of the convertibility feature of such debt instrument.

    EARNINGS/(LOSS) PER SHARE

    Earnings (loss) per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The weighted average number of common and common equivalent shares outstanding for the calculation of primary earnings per share was 40,013,000, 31,713,000, and 29,373,000 for the years ended September 30, 1996, 1995 and 1994, respectively. The inclusion of the additional shares assuming the conversion of the Company's convertible subordinated debentures would have been anti-dilutive for all periods.

(2) FILM AND TELEVISION PROPERTY COSTS

    Film and television property costs consist of the following:

                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                     1996           1995
                                                                 -------------  -------------
In process or development......................................  $  16,527,000  $  42,115,000
Released, principally feature films and television productions,
  net of accumulated amortization..............................  $  41,936,000     31,601,000
                                                                 -------------  -------------
                                                                 $  58,463,000  $  73,716,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Based upon the Company's present estimates of anticipated future revenues at September 30, 1996, approximately 70% of the film costs related to released films and television series will be amortized during the three-year period ending September 30, 1999.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) NOTES PAYABLE

    Notes payable consist of the following:

                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                     1996           1995
                                                                 -------------  -------------
Note payable to bank, under the revolving credit facility
  secured by substantially all Company assets, interest at
  varying rates as discussed below, outstanding principal
  balance due June 25, 1999....................................  $  29,037,000  $  14,804,000
Notes payable to banks and/or financial institutions consisting of three production loans secured by certain film rights held by producers, priced at different rates for each loan........  $  12,444,000  $  13,594,000
                                                                 -------------  -------------
                                                                 $  41,481,000  $  28,398,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    On June 25, 1996 the Company obtained a new syndicated borrowing base revolving credit facility. In conjunction with this new facility, the Company repaid amounts outstanding under its previously existing credit facility. Unamortized issuance costs of $365,000 relating to this previous credit facility have been expensed as an extraordinary item.

    The new revolving credit facility bears interest at the Company's option, either (i) at LIBOR (5.594% as of December 23, 1996) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or LIBOR (5.594% as of December 23, 1996) plus 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of
(a) the agent bank's Prime Rate (8.25% as of December 23, 1996), (b) the agent bank's Base CD Rate (5.594% as of December 23, 1996) plus 1% or (c) the Federal Funds Effective Rate (5.25%) as of December 23, 1996) plus 1/2) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche). The credit agreement contains various restrictive covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). On December 27, 1996 the Company received a waiver of the limitations on overhead expenses for the amount of allocated and unallocated overhead expenses in fiscal year 1996.

    The Company's other short term borrowings totaling $12,444,000 as of September 30, 1996, consist of production loans from Newmarket Capital Group L.P. ("Newmarket"), Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial Bank ("Imperial") to consolidated production entities. Newmarket's

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) NOTES PAYABLE (CONTINUED)
loans require an interest rate of Prime (8.25% as of December 23, 1996) plus 1% on the first $500,000 advanced under the loan, then pricing options are at either (a) Prime plus 1% or (b) LIBOR plus 3% on the remaining loan balance plus loan fees of $60,000 plus a net profit participation. The Paribas loan bears interest at either (a) Reference Rate (8.25% as of December 13, 1996) plus 1/2% or (b) LIBOR plus 2% plus loan fees of $120,000. The Imperial loan bears interest at Prime (8.25% as of December 13, 1996) plus 1 1/2% plus certain loan fees. The Kushner-Locke Company provided limited corporate guarantees for portions of the Newmarket and Paribas loans which are callable in the event that the production companies do not repay the loans made by the respective maturity date. The Company believes that The Kushner-Locke Company corporate guarantee to Newmarket has been reduced to zero (0) by virtue of the value of various foreign licenses entered into by the Company and in any event terminated due to the delay in delivery of the picture. The Company is currently in discussions with Paribas concerning an extension of the maturity date (thereby avoiding any call on the corporate guarantee). Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the Lenders.

    The table below shows production loans as of September 30, 1996. Any events of default have been waived and all loans are in compliance with Lender's covenants:

                                         ORIGINAL LOAN     AMOUNTS      WEIGHTED
FILM                         LENDER         AMOUNT       OUTSTANDING    INTEREST       GUARANTY        MATURITY
------------------------  -------------  -------------  -------------  -----------  ---------------  -------------
THE LEGEND OF PINOCCHIO     Newmarket    $  12,500,000  $   7,494,000       8.21%   $  2,800,000(1)     9-30-96(1)
INNOCENT VICTIMS             Paribas     $     975,000        680,000       8.61%        300,000       12-31-96(2)
MAGIC ADVENTURES            Imperial     $   5,150,000      4,270,000      10.92%              0       11-15-97
                                         -------------  -------------               ---------------
                                         $  18,625,000  $  12,444,000               $  3,100,000
                                         -------------  -------------               ---------------
                                         -------------  -------------               ---------------

------------------------

(1) As of December 23, 1996, the amount outstanding has been reduced to approximately $3,615,000. The Company believes that The Kushner-Locke Company corporate guarantee has been reduced to zero (0) by virtue of the value of various foreign licenses entered into by the Company and in any event terminated due to the delay in delivery of the picture. The remaining balance owed by the production entity is collateralized by license obligations in excess of the loan balance (including $1,750,000 owed from one territory backed by a letter of credit).

(2) As of December 23, 1996, the amount outstanding had been reduced to approximately $530,000. The Company is currently in discussions with the lender concerning an extension of the maturity date (thereby avoiding any call on The Kushner-Locke Company corporate guarantee). The remaining balance (and the amount subject to such corporate guarantee) is fully collateralized by distribution license obligations which exceed the loan balance.

    The Company entered into a long form agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture titled THE ADVENTURES OF PINOCCHIO. The film opened domestically on July 26, 1996 in a wide theatrical release by New Line Pictures (a subsidiary of Turner Entertainment Co.) which has acquired the domestic distribution rights and 50% of certain ancillary rights from Savoy. The film is being distributed in foreign territories by the Company. Pursuant to the February 6, 1995 letter agreement, the Company licensed those domestic and ancillary rights to Savoy in exchange for Savoy

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) NOTES PAYABLE (CONTINUED)
funding 50% of the budget to the production entity up to $25,000,000 (which budget was subsequently increased to approximately $29,450,000, the majority of which has been financed by Savoy in exchange for certain profit participations). In order to fund the Company's $12,850,000 share of the budgeted negative costs, the Company's has assisted the film's production company, a consolidated entity, in obtaining loan documentation from Newmarket and the Bank of America in the amount of 50% of the film's original budget up to approximately $12,500,000, a portion of which is reserved to pay the lender's financing fees and costs. The loan bears interest at LIBOR (5.594% as of December 23, 1996) plus 2% and fees were determined on a sliding scale related to the amount of acceptable contracts receivable at the time of initial funding. Newmarket also has the right to certain profit participations in connection with the film. There is no assurance that THE ADVENTURES OF PINOCCHIO, which represents the Company's biggest budget theatrical motion picture to date, will be ultimately successful to an extent sufficient to repay the loan in full.

    In March 1996, a new production loan was obtained from Paribas in the aggregate amount of $1,200,000 to cover the Company's acquisition price of distribution rights in the mini-series entitled INNOCENT VICTIMS. The loan bears interest at LIBOR (5.594% as of December 23, 1996) plus 2.50% or Bank of America's published reference rate (8.25% as of December 29, 1996). The loan is secured by the Company's right, title and interest in and related to the mini-series. The loan matures on December 31, 1996, subject to an extension of not more than 90 days.

    In April 1996, a new production loan was obtained from Imperial Bank in the aggregate available amount of $5,100,000 to cover a portion of the production budgets of the MAGIC ADVENTURE home video series. The loan bears interest at Prime (8.25% as of December 23, 1996) plus 1 1/2% payable monthly plus certain loan fee amounts. The loan was secured by the rights, title and assets related to the film series which are in various stages of production and will ultimately be delivered to domestic and international sub-distributors. The loan matures in November 1997.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  CONVERTIBLE SUBORDINATED DEBENTURES

                                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                                         1996           1995
                                                                                     -------------  -------------
Series A Convertible Subordinated Debentures due December 15, 2000, bearing interest at 10% per annum payable June 15 and December 15, net of unamortized
  capitalized issuance costs and warrants of $9,000 and $13,000, respectively......  $      68,000  $      84,000
Series B Convertible Subordinated Debentures due December 15, 2000, bearing interest at 13 3/4% per annum payable monthly, net of unamortized capitalized
  issuance costs of $284,000 and $354,000, respectively............................      2,976,000      2,972,000
Convertible Subordinated Debentures due December 15, 2000, bearing interest at 8%
  per annum payable February 1 and August 1, net of unamortized capitalized
  issuance costs of $396,000 and $1,058,000, respectively..........................      4,821,000     10,129,000
Convertible Subordinated Debentures due July 1, 2002, bearing interest at 9% per annum payable January 1 and July 1, net of unamortized capitalized issuance costs
  of $376,000 and $490,000, respectively...........................................      4,174,000      4,560,000
                                                                                     -------------  -------------
                                                                                     $  12,039,000  $  17,745,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    SERIES A DEBENTURES

    During fiscal 1991, the Company sold $1,500,000 principal amount of Series A Convertible Subordinated Debentures due 2000 and 4,200 units which represented an additional $4,200,000 principal amount of Series A Debentures. Each unit included warrants to purchase 500 shares of common stock of the Company at $2.00 per share. Each warrant has been valued at $.25 (2.1 million warrants with a total value of $525,000) and is included in common stock.

    As of September 30, 1996, the Company had outstanding $77,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $9,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $1,000 of capitalized issuance costs have been amortized to interest expense for the year ended September 30, 1996.

    The Series A Debentures bear interest at 10% per annum, payable on June 15 and December 15 in each year. The Series A Debentures are convertible into common stock of the Company at the rate of 788 shares for each $1,000 principal amount of debentures, subject to adjustment under certain circumstances. For the year ended September 30, 1996, approximately $20,000 principal amount of Series A Debentures and unamortized capitalized issuance costs and warrants of $3,000 had been converted into 15,748 shares of common stock of the Company.

    The debentures are redeemable at the option of the Company in whole or in part at 110% of the face amount of the debentures provided that the closing bid price (or, if applicable, closing price) of the common stock has equaled or exceeded 150% of the conversion price for the 20 consecutive trading days ending five trading days prior to the date of notice of redemption. The Company may also redeem the debentures at redemption prices commencing at 105% of par and declining to par after September 30,

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)
1997. The debentures are subordinated to all existing and future "senior indebtedness." The term "senior indebtedness" is defined to mean the principal of (and premium, if any) and interest on any and all indebtedness of the Company that is (i) incurred in connection with the borrowing of money from banks, insurance companies and similar institutional lenders, (ii) issued as a result of a public offering of debt securities pursuant to registration under the Securities Act of 1933, or (iii) incurred in connection with the borrowing of money with an original principal amount of at least $100,000 secured at least in advanced by companies engaged in the ordinary course of their business in the entertainment industry. Senior indebtedness does not include (i) the Series B Debentures, (ii) indebtedness to affiliates and (iii) indebtedness expressly subordinated to or on parity with the Series A Debentures, whether outstanding on the date of execution of the indenture or thereafter created, incurred, assumed or guaranteed.

    SERIES B DEBENTURES

    During fiscal 1991, the Company sold $6,000,000 principal amount of Series B Convertible Subordinated Debentures due 2000.

    As of September 30, 1996 the Company had outstanding $3,260,000 principal amount of Series B Debentures due 2000. The debentures bear interest at 13 3/4% per annum. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $284,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $68,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1996.

    The terms of the Series B Debentures are generally similar to those of the Series A Debentures other than with respect to the interest rates, except that
(i) interest is payable monthly on the Series B Debentures and (ii) the Series B Debentures are convertible into common stock of the Company at $1.5444 per share. The Series B Debentures rank PARI PASSU (i.e., equally) in right of payment with the Company's other debentures. For the year ended September 30, 1996, approximately $10,000 principal amount of the Series B Debentures and unamortized costs of $1,000 had been converted to 6,732 shares of common stock of the Company in fiscal year 1995. An additional $56,000 principal amount of Series B Debentures were repurchased upon the death of bondholders pursuant to the "Flower Bond" provision of the Series B Debentures.

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

    As of September 30, 1996, the Company had outstanding $5,217,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $396,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $159,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1996. Approximately $5,970,000 principal

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED) amount of the 8% Debentures net of unamortized capitalized issuance costs of $503,000 had been converted into 6,123,076 shares of common stock of the Company in fiscal year 1996.

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

    9% DEBENTURES

    During fiscal 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance, the Company issued warrants to purchase up to 9% of the aggregate principal amount of debentures sold at an exercise price equal to 120% of the principal amount of debentures which are exerciseable during the four year period commencing July 25, 1995.

    As of September 30, 1996, the Company had outstanding $4,550,000 principal amount of 9% Debentures. The debentures bear interest at 9% per annum. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $376,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $70,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1996. Approximately $500,000 principal amount of the 9% Debentures net of unamortized capitalized issuance costs of $44,000 had been converted into 316,457 shares of common stock of the Company in fiscal year 1996.

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

(5)  INCOME TAXES

    As discussed in Note 1 of "Notes to Consolidated Financial Statements," the Company adopted SFAS No. 109 as of October 1, 1993.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  INCOME TAXES (CONTINUED)
    Income tax expense (benefit) consisted of the following:

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                     -----------------------------------
                                                                       1996       1995         1994
                                                                     ---------  ---------  -------------
Current:
  Federal..........................................................  $  --      $  --      $    --
  State............................................................     47,000     31,000         44,000
                                                                     ---------  ---------  -------------
                                                                        47,000     31,000         44,000
                                                                     ---------  ---------  -------------
Deferred:
  Federal..........................................................  $  --      $  --      $  (2,036,000)
  State............................................................     --         --           (285,000)
                                                                     ---------  ---------  -------------
                                                                        --         --         (2,321,000)
                                                                     ---------  ---------  -------------
    Total income tax expense (benefit).............................  $  47,000  $  31,000  $  (2,277,000)
                                                                     ---------  ---------  -------------
                                                                     ---------  ---------  -------------

    A reconciliation of the statutory Federal income tax rate to the Company's effective rate is presented below:

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                                  -------------------------------------
                                                                                     1996         1995         1994
                                                                                     -----        -----        -----
Statutory Federal income tax rate...............................................          34%         (34)%        (34)%
Change in valuation allowance...................................................         (34)          34           13
State income taxes, net of Federal tax benefit..................................           4            1           (3)
                                                                                          --           --           --
                                                                                           4%           1%         (24)%
                                                                                          --           --           --
                                                                                          --           --           --

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities, at September 30, 1996 and September 30, 1995 are as follows:

                                                                             YEAR ENDED SEPTEMBER 30,
                                                                           ----------------------------
                                                                               1996           1995
                                                                           -------------  -------------
Deferred tax assets:
  Net operating loss carryforwards.......................................  $  11,492,000  $   8,652,000
  Tax and general business tax credit carryforwards......................        751,000        559,000
  Allowance for doubtful accounts and other reserves.....................        250,000        145,000
  Deferred film license fees.............................................      1,295,000        995,000
  Other reserves.........................................................        409,000         65,000
  Depreciation...........................................................        100,000       --
                                                                           -------------  -------------
    Total gross deferred assets..........................................     14,297,000     10,416,000
    Valuation allowance..................................................     (2,908,000)    (3,679,000)
                                                                           -------------  -------------
    Net deferred tax assets..............................................  $  11,389,000  $   6,737,000
                                                                           -------------  -------------
                                                                           -------------  -------------
Deferred tax liabilities:
  Film amortization......................................................  $  11,389,000  $   6,701,000
  Depreciation...........................................................       --               36,000
                                                                           -------------  -------------
    Total deferred tax liabilities.......................................  $  11,389,000  $   6,737,000
                                                                           -------------  -------------
                                                                           -------------  -------------

    At September 30, 1996, the Company had total net operating loss carryforwards of approximately $33,030,000 for federal income tax purposes. Such carryforwards expire in fiscal 2011. For state tax purposes, the Company had net operating loss carryforwards of $2,816,000 which expire in fiscal 1999 through 2001. The Company's international tax credits, amounting to approximately $386,000, expire in fiscal 1997 through 2000. The Company's general business credit carryforwards, amounting to approximately $190,700, expire in fiscal 2002 and 2003. Finally, the Company's alternative minimum tax credit carryforwards, amounting to approximately $173,000, have no expiration date.

(6) WARRANTS

    In fiscal 1991, in connection with the Series A Convertible Subordinated Debenture offering, the Company issued warrants to the underwriter to purchase up to $150,000 principal amount of Series A Debentures for $1,200 for each $1,000 principal amount of Series A Debentures purchased. The warrants were exerciseable through December 20, 1995. The Company issued warrants to the underwriter to purchase up to 400 units of Series A Debentures at $1,200 per unit. Each unit consists of $1,000 principal amount of Series A Debentures and warrants to purchase 500 shares of common stock of the Company at $2.00 per share. The warrants, sold as part of the unit, were exerciseable through March 20, 1996 and the Company extended the exercise period through March 20, 1997. The Company issued 2,100,000 warrants valued at $525,000 to purchase common stock at $2.00 per share, subject to adjustment in certain circumstances. Through September 30, 1996, no warrants had been exercised.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) WARRANTS (CONTINUED)
    In fiscal 1992, in connection with its public offering of common stock, the Company issued warrants to the underwriters of the offering to purchase 700,000 shares of common stock. The warrants are exerciseable during the four-year period commencing on November 13, 1993 at a price of $1.25 per share subject to adjustment in certain circumstances.

    In fiscal 1994, in connection with the 8% Convertible Subordinated Debentures offering, the Company issued warrants to the underwriter to purchase up to 10% of the aggregate principal amount of debentures sold ($1,643,700) at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustment in certain circumstances. The warrants are exerciseable during the four year period commencing March 10, 1995 for $1,613,700 principal amount and April 12, 1995 for $30,000 principal amount. In connection with the 9% Convertible Subordinated Debenture offering, the Company issued warrants to the underwriters to purchase up to 10% of the aggregate principal amount of debentures sold ($505,000) at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustments in certain circumstances.

    The warrants are exercisable during the four year period commencing July 25, 1995. As of September 30, 1996, no warrants had been exercised.

    In fiscal 1996, in connection with its public offering of 4,750,000 units consisting of two shares of common stock and one warrant to purchase one share of common stock (a "Unit") for $1.9375 per unit, the Company issued 4,750,000 warrants to purchase common stock and warrants to the underwriter to purchase up to 427,000 units at an exercise price of $3.196875 per Unit, subject to adjustment in certain circumstances. In addition, the Company issued warrants to a consultant to purchase up to 47,500 Units at $3.196875 per Unit, subject to adjustment in certain circumstances. The warrants underlying the Units are exercisable at an exercise price of $1.14375 per share subject to adjustments in certain circumstances through June 23, 2001.

(7) OPTIONS

    In fiscal 1989, the Board of Directors approved a stock incentive plan (the "Plan") that covers directors, third party consultants and advisors, independent contractors, officers and other employees of the Company. In May 1994, the stockholders of the Company voted to increase the authorized number of shares available under the Plan from 1,500,000 to 4,500,000. The Plan allows for the issuance of options to purchase shares of the Company's common stock at an option price at least equal to the fair value of the stock on the date of grant. As of September 30, 1996, 3,880,000 stock options had been granted and were outstanding under the Plan.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) OPTIONS (CONTINUED)
    The schedule below includes stock options that the Company has granted as of September 30, 1996:

                                                                             OUTSIDE                 EXERCISE
                                                                            THE PLAN     TOTAL        PRICES
                                                                ----------  ---------  ----------  -------------
    Balance at September 30, 1993.............................     743,500    652,096   1,395,596

Granted Fiscal 1994...........................................   2,962,500     20,000   2,982,500   $.75-$1.16
Options Expired/Canceled......................................     (83,500)    --         (83,500)  $1.00-$1.94
Options Exercised.............................................    (105,000)    --        (105,000)     $1.00
                                                                ----------  ---------  ----------
    Balance at September 30, 1994.............................   3,517,500    672,096   4,189,596
Granted Fiscal 1995...........................................     615,000     --         615,000    $.75-$.78
Options Expired/Canceled......................................     (72,500)    --         (72,500)  $.75-$2.63
Options Exercised.............................................      --         --          --
    Balance at September 30, 1995.............................   4,060,000    672,096   4,732,096
Granted Fiscal 1996...........................................     100,000     --         100,000      $.75
Options Expired/Canceled......................................    (160,000)   (25,000)   (185,000)  $.75-$1.16
Options Exercised.............................................    (450,000)    --        (450,000)  $.75-$1.00
                                                                ----------  ---------  ----------
    Balance at September 30, 1996.............................   3,550,000    647,096   4,197,096
                                                                ----------  ---------  ----------
                                                                ----------  ---------  ----------
Exercisable at September 30, 1996.............................   1,735,000    647,096   2,382,096
                                                                ----------  ---------  ----------
                                                                ----------  ---------  ----------

    On November 21, 1996 the shareholders of the Company voted in a special meeting to amend the Company's Amended Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from the present amount of 80,000,000 shares to 150,000,000 shares. In addition the shareholders voted to make certain amendments to the Company's 1988 Stock Incentive Plan, including increasing the number of shares of Common Stock reserved for issuance by 3,000,000 shares from 4,500,000 shares to 7,500,000 shares, as well as certain changes in accordance with new rules enacted under Section 16 of the Securities Exchange Act of 1934, as amended.

(8) COMMITMENTS AND CONTINGENCIES

    OFFICER COMPENSATION

    MESSRS. KUSHNER AND LOCKE. In March 1994, Messrs. Kushner and Locke each amended his respective employment agreement with the Company to (i) extend the term of the agreement to five years from the effective date thereof (March 1999) and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996, $270,000 in fiscal 1997 and $290,000 in fiscal 1998. In fiscal 1992, Messrs. Kushner and Locke elected to forego certain executive production and incentive bonuses. Under the revised employment agreements, Messrs. Kushner and Locke each have a base salary of $400,000 in fiscal 1994 and $425,000 in fiscal 1995 through fiscal 1998, subject to potential increase upon review by the Company's Board of Directors after fiscal 1995. As approved by the Board of Directors in February 1996 and May 1996, Messrs. Kushner and Locke amended their employment agreements to waive their pre-tax earnings performance bonus in the event the Company's annual net income in fiscal 1996 is less than $1,250,000, but shall receive 6% of pre-tax earnings of the Company for fiscal 1996 in excess of $1,250,000 and up to $3,166,666; and shall receive 4% of pre-tax earnings of the Company for

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED) fiscal 1996 in excess of $3,166,666, but in no event shall either one of them be entitled to receive greater than $250,000 of performance bonus.

    In order to induce Messrs. Kushner and Locke to amend their employment agreements, the Company granted to each as of March 10, 1994 options to purchase 900,000 shares of Common Stock at an exercise price per share equal to $0.84 (the last reported sale price of the Common Stock on the date of the initial closing of the 8% Debentures). The options vest over a five year period, with 20% vesting at each anniversary of the date of grant (subject to possible acceleration following a "change-in-control").

    The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including payment of an amount equal to the premiums in respect of $3,500,000 of term life insurance with beneficiaries to be designated by each person (Messrs. Kushner and Locke have designated the other person as the beneficiary) and disability insurance for each person. After the employment agreements expire or are terminated, Messrs. Kushner and Locke will be entitled to certain payments should they continue to provide executive producer or consulting services to the Company. The agreements permit Messrs. Kushner and Locke to collect outside compensation to which they may be entitled and to provide incidental and limited services outside of their employment with the Company and to receive compensation therefor, so long as such activities do not materially interfere with the performance of their duties under the agreements.

    Each of Messrs. Kushner and Locke also may require the Company to change its name to remove his name within one year after the expiration or termination of the term of his employment, except for product released prior to such termination, and except that the Company may continue to use such name for a period of one year after such notice. In fiscal 1992, in connection with the Company's public offering of common stock, Messrs. Kushner and Locke each deposited 600,000 shares of the Company's common stock with an escrow agent. Under the agreement with the Company, as revised, if a designated earnings before income taxes and extraordinary items requirement was not met for the year ending September 30, 1993, Messrs. Kushner and Locke would make capital contributions by releasing the shares of common stock to the Company. Effective October 1, 1993, these shares were contributed back to the Company for no consideration and retired.

    MR. LILLISTON. On September 14, 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company agreed to hire Mr. Lilliston as the President and Chief Operating Officer of the Company effective October 1, 1996 for a three year term. As part of the agreement, Mr. Lilliston will be paid a base salary of $400,000 per year. In addition, he was advanced as a loan the sum of $100,000 effective September 3, 1996 and $200,000 in October 1996. The loan was made to assist Mr. Lilliston in the transition from his private practice to his duties as Chief Operating Officer of the Company. The loan accrues simple interest at the rate of 8% per annum and will be repaid over a five year period at certain specified dates ending October 1, 2001. Mr. Lilliston has the right to receive bonuses equal to the amount of the payments, and interest, due for such loan repayment if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable) on certain applicable date (the "Employment Bonus").

    Beginning October 1, 1997, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive a bonus of $100,000 the first time the "Average Closing Price" (the average closing price of the common stock over a thirty calendar day

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED) period) is $1.00 or more greater than the "First Day Price" (the average closing price of the common stock over the thirty calendar day period immediately prior to October 1, 1996). Thereafter, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive an additional $100,000 bonus the first time the Average Closing Price exceeds the First Day Price by $2.00 or more, and each whole dollar amount through and including $10.00 (each such bonus, a "Stock Bonus"). The aggregate of such bonuses shall not exceed $1,000,000. The foregoing Stock Bonuses shall be reduced by an amount equal to the Employment Bonus up to $150,000 plus interest paid thereon from September 3, 1996.

    If the Company realizes pre-tax operating profits or earnings per share for any fiscal year of employment greater than 100% of the largest pre-tax operating profit or earnings per share amount for any of the preceding years of Mr. Lilliston's employment under his employment agreement or in any of the five fiscal years immediately preceding the commencement of such agreement, and if Mr. Lilliston is still employed by the Company at the end of the applicable fiscal year, then Mr. Lilliston shall be entitled to receive a bonus of $50,000.

    As part of the agreement, the Company agreed to grant Mr. Lilliston options to purchase up to 500,000 shares of Common Stock, with 125,000 of such options being granted and vested immediately, 50,000 and 75,000 of such options to be granted and vested one and two years, respectively, after the commencement of the term (the "Term") of the employment agreement (in each case, subject to Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof), and 250,000 of such options to be granted three years after the commencement of the Term, one-half thereof to vest upon the grant thereof and the remainder to vest upon the reaching of certain performance criteria to be established by the Board of Directors or a committee thereof. If Mr. Lilliston's employment is extended for a second term pursuant to such agreement (the "Second Term"), the Company has agreed to grant Mr. Lilliston options to purchase up to an additional 500,000 shares of Common Stock, 100,000, 150,000 and 250,000 of such options to be granted one, two and three years, respectively, after the commencement of the Second Term with one-half of each such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof. In the event the performance goals are not met, such options vest at a fixed date in the future, contingent solely on future employment. The exercise price for such options shall be equal to the closing price of the Common Stock on the applicable date of grant. Finally, as part of Mr. Lilliston's agreement, he is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Chief Executive Officers, with earnings from such consultancies limited to $150,000 per year.

    DIRECTOR COMPENSATION

    During fiscal 1989, the Company entered into a consulting agreement with Mr. Stuart Hersch to engage his services until September 30, 1994 as an executive consultant. Mr. Hersch was paid $100,000 as a consulting fee under the amended consulting agreement during each year in the three years period ended September 30, 1993. Pursuant to the consulting agreement the Company granted Mr. Hersch stock options to purchase 854,192 shares of common stock at $1.555 per share, the fair market value on the date the Company committed to make the grant. During fiscal 1990, the consulting agreement was amended, reducing the options granted to 427,096 shares. As of September 30, 1996, 427,096 options had vested.

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In consideration of the elimination of certain demand registration rights, the Company indemnified Mr. Hersch in the event Mr. Hersch sold 510,000 shares of the Company's common stock to third parties at a price less than $1.75 per share. The Company paid Mr. Hersch a total of $275,000 during the three-year period ended September 30, 1994 related to such indemnification.

    Mr. Hersch became a consultant to the Company effective April 1, 1996 for which he is paid $7,500 per month. Mr. Hersch is assisting the Company in analyzing potential strategic acquisitions and is providing the Company consulting services in connection with the Company's involvement in infomercials. This agreement is on a month-to-month basis as needed by the Company.

    EMPLOYEE BENEFIT PLANS

    The Company participates in various multiemployer defined benefit and defined contribution pension plans under union and industry agreements. These plans include substantially all participating film production employees covered under various collective bargaining agreements. The Company funds the costs of such plans as incurred. Corporate employees not related to actual film production are covered under medical, dental and vision care plans, and after one year of employment, may participate in a 401(k) retirement plan, with an option for a 125 Flexible Savings plan which are each administered by The Entrust Group, California Pension Administrators and Consultants, Inc. Costs related to Employee Benefit Plans are immaterial for the years presented.

    LEASE

    The Company is obligated under a noncancelable operating lease for office space on the 20th and 21st floors at its principal executive offices in Los Angeles, California and for office space in London, England at September 30, 1996 as follows:

    Fiscal 1997.................................................  $ 540,000
    Fiscal 1998.................................................  $ 540,000
    Fiscal 1999.................................................  $ 540,000
    Fiscal 2000.................................................  $ 273,000
                                                                  ---------
Total minimum future lease rental payments......................  $1,893,000
                                                                  ---------
                                                                  ---------

    Rental expense for the years ended September 30, 1996, 1995 and 1994 was approximately $540,000 $530,000, and $506,000, respectively.

    CONTINGENCIES

    The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial position.

    In its normal course of business, the Company makes contractual down payments to acquire film distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film and video materials and other proof of rights held and insurance policies that may be required for the

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company to begin exploitation of the product. As of September 30, 1996 the Company had made contractual agreements for an aggregate of $365,000 in payments due should those third party producers complete delivery to the Company. About one half of these obligations have originated in the Company's cable joint venture known as KLC/New City. These amounts are estimated to be payable over the next eighteen months.

(9) RELATED PARTY TRANSACTIONS

    In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who subsequently joined the Company as President of its new international film distribution division. The loan bears interest at the lesser of (a) Prime (8.25% at December 13, 1996) plus 2% or (b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films SLEEP WITH ME, LAWNMOWER MAN II and NOSTRADAMUS. While the right of August to receive such commissions with respect to the film LAWNMOWER MAN II is subordinate to the interests of the production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. Repayment of principal and interest is by collection of commissions assigned as collateral. As of September 30, 1996 the Company had been repaid $217,000 toward interest and principal and approximately $540,000 principal amount remains outstanding. The loan matures in December 1996, but the Company is currently in discussions with August concerning an extension of the maturity date.

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

    In fiscal 1995 the Company became a general partner in TVFirst, which creates and markets infomercials. The Company's investment in TVFirst on the equity basis amounted to $1,494,000 as of September 30, 1996, which is included in other assets. One of TVFirst's current projects is a Christian music infomercial. TVFirst purchased air time for such infomercial but neither TVFirst nor either of its partners (including the Company) had the available resources to fund such purchases. Messrs. Locke and Kushner loaned the Company $355,000 during 1996 to enable TVFirst to purchase such air time. Such loans bore interest at prime (8.25% during the loan period) plus 1% and were repaid within the fiscal year. In addition, each lender received an additional amount equal to 10% of the principal amount loaned by such lender when the loans were repaid. Furthermore, each lender will receive a profit participation in the profits, if any, related to this Christian music infomercial, up to an amount equal to 5% of its principal amount, which amount will be payable on the first anniversary of such repayment. While the infomercial has generated revenues in excess of its programming and media costs to date, there is no assurance that future revenues will continue to exceed costs. The foregoing transaction was approved by a majority of the independent directors of the Company's Board of Directors.

    On September 14, 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company agreed to hire Mr. Lilliston as the President and

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) RELATED PARTY TRANSACTIONS (CONTINUED)
Chief Operating Officer of the Company effective October 1, 1996. As part of such agreement, Mr. Lilliston is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Chief Executive Officers. Prior to his employment, Mr. Lilliston had an attorney-client relationship with certain of Kushner-Locke International's distributing licensees as well as August Entertainment. See Footnote (8), Commitments and Contingencies for a further description of Mr. Lilliston's employment agreement with the Company.

    The Company has entered into an agreement with New City Releasing ("New City") pursuant to which the Company has agreed to acquire, on a retroactive basis, one half of New City's interest in the KLC/New City Tele-Ventures joint venture (representing a 17.5% ownership interest in the joint venture as to which the Company already holds a 65% ownership interest) for 1,365,000 shares of Common Stock. The sale or transfer of such shares is restricted until October 1, 1997 provided that one-half of the shares are subject to such restrictions solely until March 1, 1997 (the "Restricted Period"). New City has certain registration rights with respect to such shares of common stock.

(10) MAJOR CUSTOMERS AND EXPORT SALES

    Revenues to major customers which exceeded 10% of net operating revenues represented 24%, 45% and 51% of net operating revenues for the years ended September 30, 1996, 1995 and 1994, respectively, and consisted of the following:

                                                            YEAR ENDED SEPTEMBER 30,
                                                   ------------------------------------------
                                                       1996           1995          1994
                                                   -------------  ------------  -------------
Television Network CBS...........................  $   8,288,000  $  6,045,000  $  18,320,000
Television Network ABC...........................     10,550,000       --           7,440,000
Television Network NBC...........................       --           3,105,000       --
                                                   -------------  ------------  -------------
                                                   $  18,838,000  $  9,150,000  $  25,760,000
                                                   -------------  ------------  -------------
                                                   -------------  ------------  -------------

    Accounts receivable from these major customers totaled $108,700, $356,000, and $235,000 at September 30, 1996, 1995 and 1994, respectively.

    Domestic and international accounts receivable consisted of the following:

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                   ---------------------------
                                                                       1996           1995
                                                                   -------------  ------------
Accounts Receivable:
  Domestic.......................................................  $   3,266,000  $  3,560,000
  International..................................................     20,312,000     4,704,000
                                                                   -------------  ------------
                                                                      23,578,000     8,264,000
Less: Allowance for Doubtful Accounts............................       (693,000)     (400,000)
                                                                   -------------  ------------
                                                                   $  22,885,000  $  7,864,000
                                                                   -------------  ------------
                                                                   -------------  ------------

                           THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) MAJOR CUSTOMERS AND EXPORT SALES (CONTINUED)
    Export sales by geographic areas were as follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                   ------------------------------------------
                                                       1996           1995          1994
                                                   -------------  ------------  -------------
Europe...........................................  $  22,513,000  $  3,500,000  $   6,643,000
Canada...........................................        451,000       327,000      1,121,000
Other............................................     13,069,000     2,408,000      2,486,000
                                                   -------------  ------------  -------------
                                                   $  36,033,000  $  6,235,000  $  10,250,000
                                                   -------------  ------------  -------------
                                                   -------------  ------------  -------------

    Other sales were principally to customers in Asia, South America and Australia.

(11) FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1995 and 1996, the Company revised its estimate of future revenues for certain product no longer being produced by the Company. The impact of these revised estimates were not material to the statements of operations.

                           THE KUSHNER--LOCKE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II

                                                                               ADDITIONS
                                                                 BALANCE AT   CHARGED TO   DEDUCTIONS   BALANCE AT
                                                                BEGINNING OF   COSTS AND     DUE TO       END OF
                                                                   PERIOD      EXPENSES    WRITE-OFFS     PERIOD
                                                                ------------  -----------  -----------  ----------
Allowance for Doubtful Accounts:
  Year Ended 9/30/96..........................................   $  400,000    $ 499,000     ($206,000) $  693,000
  Year Ended 9/30/95..........................................   $  650,000    $ 450,000     ($700,000) $  400,000
  Year Ended 9/30/94..........................................   $  450,000    $ 200,000       --       $  650,000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE KUSHNER-LOCKE COMPANY
                                               (Registrant)
Dated: December 27, 1996

                                               /s/ DONALD KUSHNER
                                               --------------------------------------------
                                               Donald Kushner
                                               Co-Chairman of the Board, Co-Chief Executive
                                               Officer and Secretary
Dated: December 27, 1996

                                               /s/ JAMES L. SCHWAB
                                               --------------------------------------------
                                               James L. Schwab
                                               Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE KUSHNER-LOCKE COMPANY
                                               (Registrant)
Dated: December 27, 1996

                                               /s/ PETER LOCKE
                                               --------------------------------------------
                                               Peter Locke
                                               Co-Chairman of the Board and Co-Chief
                                               Executive Officer
Dated: December 27, 1996

                                               /s/ DONALD KUSHNER
                                               --------------------------------------------
                                               Donald Kushner
                                               Co-Chairman of the Board, Co-Chief Executive
                                               Officer and Secretary
Dated: December 27, 1996

                                               /s/ JAMES L. SCHWAB
                                               --------------------------------------------
                                               James L. Schwab
                                               Chief Financial Officer

Dated: December 27, 1996

                                               /s/ ROBERT SWAN
                                               --------------------------------------------
                                               Robert Swan
                                               Controller
Dated: December 27, 1996

                                               /s/ STUART HERSCH
                                               --------------------------------------------
                                               Stuart Hersch
                                               Director
Dated: December 27, 1996

                                               /s/ MILT OKUN
                                               --------------------------------------------
                                               Milt Okun
                                               Director
Dated: December 27, 1996

                                               /s/ S. JAMES COPPERSMITH
                                               --------------------------------------------
                                               S. James Coppersmith
                                               Director

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

     10.5.1 Amendment dated as of May 14, 1992 to the Kushner-Locke Shareholders' Cross-Purchase
           Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter
           Locke, Karen Locke, Peter Locke Productions,
           Inc. and Twelfth Street Limited (I)

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

     10.41 Letter Agreement dated December 5, 1995 from New
           Line Cinema to The Kushner Locke Company summarizing New Line/Savoy deal regarding THE
           LEGEND OF PINOCCHIO (Q)

     10.44 Amendment to the 1988 Stock Incentive Plan dated
           May 17, 1994 (Q)

     10.46 First Amendment to Credit Documents dated December
           22, 1995 between Allied Pinocchio Productions,
           Limited, Newmarket Capital Group L.P., Bank of
           American National Trust and Savings
           Associations, The Kushner-Locke Company and
           Kushner-Locke International, Inc. (THE LEGEND OF
           PINOCCHIO) (Q)

     10.50 Cross Collateralization Agreement dated as of July
           7, 1995 between The Kushner-Locke Company,
           Allied Pinocchio Productions Ltd., Dayton Way
           Pictures, Inc., Dayton Way Pictures II, Inc.,
           Dayton Way Pictures IV, Inc. and Newmarket
           Capital Group, L.P. (Q)

     10.51 First Amendment to Cross Collateralization
           Agreement dated January 10, 1996 between The
           Kushner-Locke Company, Allied Pinocchio
           Productions Ltd., Dayton Way Pictures, Inc.,
           Dayton Way Pictures II, Inc., Dayton Way
           Pictures IV, Inc. and Newmarket Capital Group,
           L.P. (Q)

     10.54 Fourth Amendment to Employment Agreement between
           The Kushner-Locke Company and Peter Locke dated
           February 13, 1996. (R)

     10.55 Fourth Amendment to Employment Agreement between
           The Kushner-Lock Company and Donald Kushner dated February 13, 1996. (R)

     10.56 Letter Agreement, dated as of April 12, 1996, by and among The Kushner-Locke Company, Chemical
           Bank and Chase Securities Inc. (T)

     10.57 Credit, Security, Guaranty and Pledge Agreement, dated as of June 19, 1996, among The
           Kushner-Locke Company, the Guarantors named therein, The Chase Manhattan Bank, N.A.,
           (formerly Chemical Bank) as Agent, and The Chase
           Manhattan Bank, N.A., (formerly Chemical Bank) as Fronting Bank (T)

     10.58 Employment Agreement dated September 14, 1996 between The Kushner-Locke Company and Bruce St.
           J Lilliston

     10.59 Loan and Security Agreement dated March 1, 1996 between The Kushner-Locke Company and its subsidiaries and Banque Paribas, Los Angeles
           Agency

     10.60 Loan and Security Agreement, dated as of April 19,
           1996, by and between The Kushner-Locke Company,
           I. O. International Ltd., and Imperial Bank.

     10.61 Waiver of Section 6.17 OVERHEAD EXPENSES of the
           Credit, Security, Guaranty and Pledge Agreement, dated as of June 19, 1996, among The
           Kushner-Locke Company, the Guarantors referred to therein, the Lenders referred to therein, and The Chase Manhattan Bank, N.A., (formerly known as Chemical Bank), as Agent.

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

(H) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1991.

(I) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1992.

(J) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2, as amended, effective November 12, 1992 (Commission File No. 33-51544).

(K) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal quarter ended March 31, 1994.

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

(P) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995.

(Q) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(R) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(S) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1996.

(T) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2, as amended, effective August 15, 1996 (Common File No. 333-05089).