Form 10-K405/A
period 1996-09-30
KUSHNER LOCKE CO
filed 1997-01-28
CIK 842009

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

    The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $19,671,559 as of January 17, 1997.

    There were 53,062,810 shares of outstanding Common Stock of the Registrant as of January 17, 1997.

Total number of pages 19.        Exhibit Index begins on page 15.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned registrant (the "Registrant") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "Report") as follows:

                                    PART III

    The Registrant hereby deletes the information set forth under Items 10, 11, 12 and 13 of the Report and replaces such items in their entirety as set forth below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  EXECUTIVE OFFICERS AND DIRECTORS

    Directors of the Company are elected annually by the shareholders to serve for a term of one year or until their successors are duly elected and qualified. Set forth below is certain information concerning each person who is presently an executive officer or director of the Company.

                              DIRECTOR
NAME                    AGE    SINCE                             POSITION
----------------------  ---   -------- ------------------------------------------------------------
Peter Locke...........  53      1983   Co-Chairman, Co-Chief Executive Officer; Director

Donald Kushner+.......  51      1983   Co-Chairman, Co-Chief Executive Officer and Secretary;
                                        Director

David A. Braun+.......  65      1997   Director

S. James                63      1995
Coppersmith+..........                 Director

Stuart Hersch.........  46      1989   Director

Bruce St. J.            45      --
Lilliston.............                 Chief Operating Officer and President

James L. Schwab.......  54      --     Chief Financial Officer

------------------------

+   Member of Audit Committee

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

    The business experience, principal occupations and employment of each of the directors and executive officers of the Company, for at least the past five years, are as follow:

    Peter Locke co-founded the Company with Donald Kushner in 1983 and currently serves as Co-Chairman and Co-Chief Executive Officer of the Company. Mr. Locke has served as executive producer on substantially all of the Company's programming since its inception. Prior to 1983, Mr. Locke produced several prime-time television programs, including two years of the STOCKARD CHANNING SHOW and the NBC television mini-series THE STAR MAKER, starring Rock Hudson. Mr. Locke also produced two made-for-television movies telecast on CBS and the films THE HILLS HAVE EYES PARTS I and II.

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

    David A. Braun became a director in January 1997. Mr. Braun has practiced law in the entertainment industry for over 39 years. Mr. Braun was special counsel to Proskauer, Rose, Goetz and Mendelsohn from 1990 to 1992 and became counsel in 1992. In 1993 he formed his own law firm, Monash Plotkin and Braun, now David A. Braun, PC. Mr. Braun is a member of the Board of Directors of AVI Entertainment Group, Inc. and the Board of Visitors of Columbia University Law School.

    S. James Coppersmith has served as director of the Company since 1995. Mr. Coppersmith has been Chairman of the Board of Trustees of Emerson College, Boston, Massachusetts, since December 1993. Previously, he served as President of WCVB-TV Boston, a division of the Hearst Corporation, from 1982 to June 1994. In addition, Mr. Coppersmith has been a member of the Board of Governors of the Boston Stock Exchange since January 1995. Mr. Coppersmith has been a Director of Sun America Mutual Asset Corp., a division of Sun America Corp., since 1985, of Uno Restaurants Corp. since 1987, of Waban Corp. since March 1994 and of Chyron Inc. and All-Comm Media Inc.

    Stuart Hersch has served as a director of the Company since August 1989. Since June 1996, Mr. Hersch has been a consultant at Eyemark Entertainment. In April 1996, Mr. Hersch became a consultant to the Company for which he is paid $7,500 per month. Mr. Hersch is assisting the Company in analyzing potential strategic acquisitions and is providing the Company consulting services in connection with the Company's involvement in infomercials. This agreement is on a month-to-month basis. From August 1990 to January 1996, Mr. Hersch was President of the WarnerVision Entertainment division of Atlantic Records, a subsidiary of Time-Warner, Inc. From 1988 to August 1989, Mr. Hersch was Chairman of Hersch Diener & Company, an independent consulting firm. From 1983 to 1987, Mr. Hersch was the Chief Operating and Chief Financial Officer of King World Productions, Inc.

    Bruce St. J. Lilliston became President and Chief Operating Officer of the Company on October 1, 1996 for a three year term. Prior to joining the Company, Mr. Lilliston practiced entertainment law for nineteen years. He had represented the Company in various transactions over the two years prior to joining the Company. Mr. Lilliston served for many years as an arbitrator for the American Film Marketing Association, as an expert witness in various court proceedings, and as a special master for the Los Angeles Superior Court. He graduated from the University of Chicago Law School in 1977, where he was an associate editor of the University of Chicago Law Review. He received his B.A. degree with honors from Brown University in 1974. Mr. Lilliston was a partner in the Los Angeles based firm of Paul, Hastings, Janofsky & Walker, where he was managing partner of that firm's entertainment finance and transactions practice. Mr. Lilliston lived and practiced in London between 1982 and 1987.

    James L. Schwab joined the Company in April 1996 as the Chief Financial Officer. From July 1995 through April 1996, Mr. Schwab, a CPA, was a consultant to the Disney Stores and Twentieth Century Fox's International Theatrical division. From June 1993 to June 1995, Mr. Schwab was the Chief Financial Officer for International Media Group, a cable programming and broadcasting concern. From July 1990 to May 1993, Mr. Schwab was Chief Operating Officer of the Ray Stark Companies including Rastar Productions. In addition, he has also held senior level positions with various entertainment companies including Viacom Productions and ABC/CapCities.

    Directors who are also executive officers of the Company do not receive any additional compensation for serving as members of the Board of Directors or any committee thereof. Peter Locke and Donald Kushner received no compensation for serving as a member of the Board of Directors. S. James Coppersmith and Stuart Hersch received $25,000 each, which was paid quarterly in fiscal 1996 for serving on the Board of Directors and any committees thereof. The Company has agreed to pay David A. Braun $15,000, on a quarterly basis, for serving on the Board of Directors and any committees thereof in 1997.

    During the 1996 fiscal year, there were seven meetings of the Board of Directors and no meetings of the Option Committee of the Board of Directors. All other actions of the Board of Directors and Option Committee were taken pursuant to unanimous written consents. There was no meeting of the Audit Committee apart from the full meeting of the Board of Directors. Each then-current director attended the meetings of the Board of Directors and the Option Committee held during the period for which he had been a director or for which he had served as an Option Committee member.

OTHER SIGNIFICANT EMPLOYEES

    Gregory Cascante, age 47, joined the Company on September 1, 1994 as President and Chief Executive Officer of Kushner-Locke International, Inc., the international theatrical distribution subsidiary of the Company. Cascante is also President and Chief Executive Officer since 1988 of August Entertainment, a foreign sales agency for theatrical film producers.

    Patricia Clifford, age 46, has served as an Executive Producer for the Company since January 1993. Prior to joining the Company, Ms. Clifford was President of Interscope Communications from 1986 through January 1993.

    Rob Dwek, age 32, joined the Company as Vice President of Development in October 1990. He was appointed as Executive Vice President of Development of the Company in January 1995, and President of Television in June 1995. Before joining the Company, Mr. Dwek was employed by Creative Artists Agency from July 1989 to October 1990 and prior thereto was with Bob Athens Productions.

    Janet Faust, age 42, has served as an Executive Producer for the Company since March 1992. Prior to joining the Company, Ms. Faust was an Executive Producer for Spectator Films from June 1989 to March 1992 and from May 1984 to May 1989 was employed by NBC where she supervised the development and production of numerous made-for-television movies.

    Marvinia Anderson, age 54, has served as President of KL International, Inc., the Company's international television distribution subsidiary, since June 1995. Prior to joining the Company, she served as Vice President, Worldwide Sales for World International Network, Inc. since 1989 and prior thereto was with Capital Cities/ABC and Times Mirror Cable.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act, requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on a review of the copies of such forms furnished to the Company and certain written representations from executive officers and directors, the Company believes that each such person has complied with all
Section 16(a) filing requirements applicable to such executive officers, directors and greater than 10% beneficial owners during fiscal 1996.

ITEM 11. EXECUTIVE COMPENSATION
  CASH COMPENSATION

    The following table sets forth the cash compensation paid or accrued by the Company during the fiscal year ended September 30, 1996 to the Chief Executive Officer and each executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                                                          LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                         ANNUAL         -------------
                                                                    COMPENSATION (1)     SECURITIES
                                                                  --------------------   UNDERLYING        ALL OTHER
                                                                   SALARY      BONUS    OPTIONS/SARS   COMPENSATION (2)
NAME AND PRINCIPAL POSITION                          FISCAL YEAR     ($)        ($)          (#)              ($)
---------------------------------------------------  -----------  ---------  ---------  -------------  -----------------
                                                           1996     425,000     --           --               34,313
Peter Locke .......................................        1995     425,000     --        900,000/0           32,057
Co-Chairman, Co-Chief Executive Officer                    1994     400,000     --           --                8,765

Donald Kushner ....................................        1996     425,000     --           --               30,415
Co-Chairman, Co-Chief Executive Officer                    1995     425,000     --           --               29,255
 and Secretary                                             1994     400,000     --        900,000/0            8,065

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

EMPLOYMENT AGREEMENTS

    MESSRS. KUSHNER AND LOCKE. In March 1994, Messrs. Kushner and Locke each agreed to an amendment to his respective employment agreement with the Company to (i) extend the term of the agreement to September 1998 and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996, $270,000 in fiscal 1997 and $290,000 in fiscal 1998. Under the revised employment agreements, Messrs. Kushner and Locke each have a base salary of $425,000 in fiscal 1996 through fiscal 1998, subject to potential increase upon review by the Company's Board of Directors. As approved by the Board of Directors in February 1996 and May 1996, Messrs. Kushner and Locke amended their employment agreements to waive their pre-tax earnings performance bonus in the event that the Company's annual net income in fiscal 1996 was less than $1,250,000. They would have received 6% of pre-tax earnings of the Company for fiscal 1996 in excess of $1,250,000 but up to $3,166,666 or 4% of pre-tax earnings of the Company in excess of $3,166,666, but in no event was either one of them entitled to receive more than $250,000 with respect to fiscal 1996. The Company's net income totalled $730,000 for fiscal 1996 and, accordingly, no bonus was paid or accrued.

    In order to induce Messrs. Kushner and Locke to enter into the March 1994 amended employment agreements, the Company granted to each, as of March 7, 1994, options to purchase 900,000 shares of Common Stock at an exercise price per share equal to $0.84 (the last reported sale price of the Common Stock on the date of the initial closing of the 8% Debentures). The options vest over a five year period, with 20% vesting respectively on each of the next five annual anniversary dates following the date of the grant (subject to possible acceleration following a "change-in-control" as defined in the Company's 1988 Stock Incentive Plan). Options to purchase up to 360,000 shares of common stock have vested to each officer as of January 17, 1997.

    The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including payment of an amount equal to the premiums in respect of $3,500,000 of term life insurance (Messrs. Kushner and Locke have each designated the other person as the beneficiary) and disability insurance for each person. The agreements permit Messrs. Kushner and Locke to collect outside compensation to which they may be entitled and to provide incidental and limited services outside of their employment with the Company and to receive compensation therefor, so long as such activities do not materially interfere with the performance of their duties under the agreements. Each of Messrs. Kushner and Locke also may require the Company to change its name to remove his name within one year after the expiration or termination of the term of his employment, except for product released prior to such termination, and except that the Company may continue to use such name for a period of one year after such notice.

    The Company is in the process of negotiating extensions of the employment agreements with Messrs. Kushner and Locke. In this connection, the Company has retained an outside consultant, Towers Perrin, to advise its Board of Directors as to similar compensation packages for executive officers at similarly situated companies.

    MR. LILLISTON. On September 14, 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company agreed to hire Mr. Lilliston as the President and Chief Operating Officer of the Company effective October 1, 1996 for a three year term. As part of the agreement, Mr. Lilliston will be paid a base salary of $400,000 per year. In addition, he was advanced as a loan the sum of $300,000, $100,000 paid in September 1996 and $200,000 in October 1996. The loan was made to assist Mr. Lilliston in the transition from his private law practice to his duties as Chief Operating Officer of the Company. The loan accrues simple interest at the rate of 8% per annum and will be repaid over a five year period at certain specified dates ending October 1, 2001. Mr. Lilliston has the right to receive bonuses equal to the amount of the payments, and interest, due for such loan repayment if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable) on certain applicable dates (the "Employment Bonus"). Beginning October 1, 1997, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive a bonus of $100,000 the first time the "Average Closing Price" (i.e. the average closing price of the common stock over a thirty calendar day period) is $1.00 or more greater than the "First Day Price" (i.e. the average closing price of the common stock over the thirty calendar day period immediately prior to October 1, 1996). Thereafter, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive an additional $100,000 bonus the first time the Average Closing Price exceeds the First Day Price by $2.00 or more, and each whole dollar amount through and including $10.00 (each such bonus, an "Additional Bonus"). The aggregate of such bonuses shall not exceed $1,000,000. The foregoing Additional Bonuses shall be reduced by an amount equal to the Employment Bonus up to $150,000 plus interest payable thereon from September 3, 1996.

    If the Company realizes pre-tax operating profits or earnings per share for any fiscal year of employment greater than 100% of the largest pre-tax operating profit or earnings per share amount for any of the preceding years of Mr. Lilliston's employment under his employment agreement or in any of the five fiscal years immediately preceding the commencement of such agreement, and if Mr. Lilliston is still employed by the Company at the end of the applicable fiscal year, then for each such event Mr. Lilliston shall be entitled to receive a bonus of $50,000.

    As part of the agreement, the Company agreed to grant Mr. Lilliston options to purchase up to 500,000 shares of Common Stock, with 125,000 of such options being granted at an exercise price of $.47 per share and immediately vested on November 21, 1996, 50,000 and 75,000 of such options to be granted and immediately vested one and two years, respectively, after the commencement of the term (the "Term") of the employment agreement (in each case, subject to Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof), and 250,000 of such options to be granted three years after the commencement of the Term, one-half thereof to vest upon the grant thereof and the remainder to vest upon the reaching of certain performance criteria to be established by the Board of Directors or a committee thereof. If Mr. Lilliston's employment is extended for a second term pursuant to such agreement (the "Second Term"), the Company has agreed to grant Mr. Lilliston options to purchase up to an additional 500,000 shares of Common Stock, 100,000, 150,000 and 250,000 of such options to be granted one, two and three years, respectively, after the commencement of the Second Term with one-half of each such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof. In the event the performance goals are not met, such options shall vest at a fixed date in the future, contingent solely on future employment during the period (i.e. a period ending approximately nine years and nine months after the grant). The exercise price for such options shall be equal to the closing price of the Common Stock on the applicable date of grant. Finally, as part of Mr. Lilliston's agreement, he is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Co-Chief Executive Officers, with earnings from such consultancies limited to $150,000 per year.

STOCK INCENTIVE PLAN

    The Stock Incentive Plan adopted by the Board of Directors in October 1988 (the "Plan") authorizes the granting of stock incentive awards ("Awards") to qualified officers, employee directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. In November 1996, the shareholders of the Company voted to increase the authorized number of shares available under the Plan from 4,500,000 to 7,500,000. The Plan may be administered by a committee appointed by the Board and consisting of two or more members, each of whom must be a Non-Employee Director within the meaning of the applicable regulatory requirements promulgated under Section 16 of the Exchange Act. The Plan is currently administered by S. James Coppersmith, Stuart Hersch and David Braun (for purposes hereof, the administering body is referred to as the "Committee"). The Committee determines the number of shares to be covered by an Award, the term and exercise price, if any, of the Award and other terms and provisions of Awards.

    The Plan is designed to help the Company attract and retain qualified persons for positions of substantial responsibility and to provide certain key employees and consultants with an additional incentive to contribute to the success of the Company. As of January 17, 1997, options to purchase 3,600,000 shares of the Company's Common Stock were outstanding under the Plan. Since 1988, options to 670,633 shares had been exercised, 1,417,667 options had expired or been canceled and 3,229,367 shares remained available for granting options under the Plan.

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

    An SAR is the right to receive payment based on the appreciation in the fair market value of Common Stock from the date of grant to the date of exercise. In its discretion, the Committee may grant an SAR concurrently with the grant of an Option. An SAR is only exercisable at such time, and to the extent, that the related Option is exercisable. An SAR granted independently of any option is exercisable pursuant to the terms of the award agreement. Upon exercise of an SAR, the holder receives for each share with respect to which the SAR is exercised an amount equal to the difference between the exercise price under the related Option and the fair market value of a share of Common Stock on the date of exercise of the SAR. The Committee in its discretion may pay the amount in cash, shares of Common Stock, or a combination thereof.

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

    Upon the date a participant is no longer employed by the Company for any reason, shares subject to the participant's RSAs which have not become vested by that date or shares subject to the participant's PSAs which have not been issued shall be forfeited in accordance with the terms of the related Award agreements. If the participant's employment by the Company terminates as a result of retirement or total disability, the participant or participant's personal representative, as the case may be, has 12 months from the date of termination of employment (or 3 months from the date of termination of employment as a result of retirement with respect to an ISO) to exercise any Option to the extent it has become exercisable by that date, and any Option not exercisable on that date terminates.

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

    The aggregate fair market value (determined on the date of grant) of the shares of Common Stock for which ISOs may be granted to any participant under the Plan and any other plan by the Company or its affiliates which are exercisable for the first time by such participant during any calendar year may not exceed $100,000. To the extent this limitation is exceeded as a result of acceleration (or any other reason), options shall be treated as nonqualified options.

    The options granted under the Plan become exercisable on such dates as the Board determines in the terms of each individual option. Options are subject to termination in the event of a disposition of all or substantially all of the assets or capital stock of the Company by means of a sale, merger, consolidation, reorganization, liquidation or otherwise, unless the Committee arranges for a continuation of the Plan or for the optionee to receive payment or new options covering shares of the corporation purchasing or acquiring the assets or stock of the Company, in substitution of the options granted under the Plan. The Committee in any event may, on such terms and conditions as it deems appropriate, accelerate the exercisability of options granted under the Plan. Each option and all rights and obligations thereunder expire on the date determined by the Committee, but not later than 10 years after the award date of an ISO or 10 years and one day after the award date of a nonqualified stock option.

    The options granted under the Plan are not transferable other than by will or the laws of descent and distribution. Unexercised options generally lapse 3 months after termination of employment other than by reason of retirement, disability or death.

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

    The Board has the authority at any time to terminate or, from time to time, to amend or modify or suspend the Plan (or any part thereof) without obtaining shareholder approval to the fullest extent permitted by Rule 16b-3 or any successor thereto, except to the extent the Board determines that such shareholder approval is required by any other applicable law or regulation, in which case such amendment is effective once approved by the Board and a majority of the shareholders.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED
                                                 VALUE      OPTIONS/SARS AT FY-     IN-THE-MONEY OPTIONS/
                           SHARES ACQUIRED     REALIZED     END (#) EXERCISABLE/     SARS AT FY-END ($)
NAME                       ON EXERCISE (#)        ($)          UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
-----------------------  -------------------  -----------  ----------------------  -----------------------
Peter Locke............             -0-           N/A           360,000/540,000              0/0
Donald Kushner.........             -0-           N/A           360,000/540,000              0/0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the most recently completed fiscal year, the Board of Directors did not have a compensation committee meeting. Rather, the full Board of Directors of the Company participated in deliberations and decisions regarding executive compensation. The option committee acted by Unanimous Written Consent to grant new options to certain employees and to reduce the exercise price of outstanding options for two employees (none of the foregoing for any of the named Executive Officers) in connection with agreements to amend or extend their employment agreements with the Company. Other than Messrs. Kushner and Locke, no member of the Board of Directors was, during the fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries. During fiscal year 1996, Mr. Locke served as Co-Chairman of the Board, Co-Chief Executive Officer, and President of the Company, and Mr. Kushner served as Co-Chairman of the Board, Co-Chief Executive Officer, and Secretary of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  BENEFICIAL OWNERSHIP OF CERTAIN STOCKHOLDERS

    The following table sets forth certain information as of January 17, 1997 concerning the beneficial ownership of Common Stock, by (i) each person who is known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of the current Directors of the Company; (iii) each of the Named Executive Officers; and (iv) all current Directors and Executive Officers of the Company as a group.

                                                                                   COMMON STOCK         PERCENT OF
BENEFICIAL OWNER                                                                BENEFICIALLY OWNED       CLASS (6)
--------------------------------------------------------------------------  --------------------------  -----------
Peter Locke...............................................................    3,706,017(1)                    6.91%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

Donald Kushner............................................................    3,706,942(1)(2)                 6.92%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

Stuart Hersch.............................................................      536,288(3)                    1.01%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

David A. Braun............................................................            0                      *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

S. James Coppersmith......................................................       25,000                      *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

Bruce St. J. Lilliston....................................................      125,000(4)                   *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

James L. Schwab...........................................................            0                     --
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025

Froley, Revy Investment Co., Inc..........................................    2,341,772(5)                    4.43%
10900 Wilshire Boulevard
Suite 1050
Los Angeles, CA 90024

All directors and executive officers as a group
 (seven individuals)......................................................    8,099,247(1)(2)(3)(4)(6)       15.11%

------------------------

*   Less than 1%

(1) Includes 540,000 shares subject to options which are currently exercisable or exercisable within 60 days of the date hereof, and excludes 360,000 options which are not currently exercisable or exercisable within 60 days of the date hereof.

(2) Includes 200,000 shares owned by a corporation controlled by Mr. Kushner.

(3) Includes 427,096 shares subject to options currently exercisable.

(4) Represents options to purchase 125,000 shares of Common Stock vested as part of Mr. Lilliston's employment agreement.

(5) Represents shares of Common Stock issuable upon conversion of the Company's 8% and the Company's 9% Convertible Subordinated Debentures due July 1, 2002 beneficially owned by Froley, Revy Investment Co., Inc. The information provided herein is based on information contained in a Schedule 13G dated February 27, 1995 as filed by Froley, Revy Investment Co., Inc. with the Securities and Exchange Commission and information provided from a representative of the beneficial owner.

(6) As a percentage of the 53,602,810 shares outstanding on January 17, 1997 plus certain shares issuable upon conversion of convertible securities or subject to certain options held by such person or persons.

    Messrs. Kushner and Locke have entered into an agreement dated October 1, 1988 (the "Cross-Purchase Agreement"), which provides that (i) upon the death of either party, the surviving party is obligated to purchase the number of the decedent's shares in the Company the aggregate value of which equals $3,500,000 (a $3,500,000 life insurance policy has been taken out by the Company for the benefit of each of Messrs. Kushner and Locke on the life of the other person), the surviving party shall have the option, but not the obligation, to purchase the remaining shares at the same price per share if the insurance proceeds are less than the aggregate purchase price for all of the decedent's shares, (ii) if either party desires to sell his shares of Common Stock, other than in market transactions, the other party shall have a right of first negotiation with respect to such shares; and (iii) if either of Messrs. Kushner or Locke is no longer employed by the Company by reason of termination (A) by such person, (B) for cause, (C) on account of disability or (D) by expiration of such person's employment agreement, and the other party is employed, the employed party will have the right to purchase the other party's shares for an amount equal to 90% of the average of the bid and ask price per share for the 30 days prior to the date on which such right is exercised. The option or right must be exercised no sooner than three months nor later than six months from the date employment is terminated and must be accompanied by payment equal to 10% of the aggregate purchase price. The balance of the purchase price is to be paid in cash no later than six months from the date of exercise. Messrs. Kushner and Locke have entered into a Trust Agreement, dated October 1, 1988, to effectuate the provisions of the Cross-Purchase Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In fiscal 1993, the Company entered into a domestic home video distribution agreement with WarnerVision for the feature film DEADLY EXPOSURE. Stuart Hersch, a Director of the Company, was President of WarnerVision at that time. The distribution agreement provides for payment by WarnerVision to the Company of an advance in exchange for certain domestic home video rights, subject to certain back-end participation rights of the Company, and payments by the Company to WarnerVision of 30% of the Company's net revenues derived from Canadian home video and broadcast television exploitation of DEADLY EXPOSURE. Through September 30, 1996, no payments had been made by the Company to WarnerVision pursuant to such agreement.

    In fiscal 1994, the Company entered into certain joint ventures with WarnerVision whereby WarnerVision and the Company share production costs and expenses and any resulting revenues with respect to certain motion pictures. The Company has also entered into domestic home video distribution agreements with WarnerVision for the feature films LADY-IN-WAITING and LAST GASP. These agreements provide for the payment by WarnerVision to the Company of $510,000 and $530,000 in exchange for WarnerVision receiving participation rights with the Company in the revenues derived from the exploitation of LADY-IN-WAITING and LAST GASP, respectively. The Company also agreed to license to WarnerVision domestic distribution rights to WES CRAVEN PRESENTS: MIND RIPPER for a recoupable minimum guaranty payment against revenues.

    In fiscal 1994, the Company entered into a five picture joint venture with WarnerVision similar to the LADY-IN-WAITING and LAST GASP joint ventures. Through September 30, 1996, the Company had received approximately $924,193 from WarnerVision towards the production costs and expenses of these films pursuant to such joint ventures. The Company believes that the terms of the forgoing transactions are no less favorable to the Company than those that could have been obtained in transactions with unaffiliated third parties.

    In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who subsequently joined the Company as President of its new international film distribution division. The loan bears interest at the lesser of (a) Prime (8.25% at January 17, 1997) plus 2% or (b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the film SLEEP WITH ME, LAWNMOWER MAN II and NOSTRADAMUS. While the right of August to receive such commissions with respect to the film LAWNMOWER MAN II is subordinate to the interests of the production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. Repayment of principal and interest is by collection of commissions assigned as collateral. As of January 17, 1997 the Company has been repaid $217,000 toward interest and principal and approximately $540,000 principal amount remains outstanding. The loan matured in December 1996, but the Company is currently in discussions with August concerning an extension of the maturity date.

    Mr. Cascante manages the international film sales of the Company through a separate subsidiary of the Company. Under his employment agreement entered into in September 1994, Mr. Cascante was to receive a percentage of pre-tax profit of Kushner-Locke International, Inc. ranging from 2.5% to 10% based on a sliding scale related to certain profit thresholds, with an aggregate of compensation and pre-tax profit payments not to exceed 200% of his $187,500 base salary. In October 1995, Mr. Cascante and the Company agreed to amend his employment agreement to remove his pre-tax profit participation in Kushner-Locke International, Inc. Mr. Cascante's base salary for fiscal 1996 was $243,750.

    In fiscal 1995 the Company became a general partner in TVFirst, which creates and markets infomercials. One of TVFirst's current projects is a Christian music infomercial. TVFirst purchased air time for such infomercial but neither TVFirst nor either of its partners (including the Company) had the available resources to fund such purchases. Messrs. Locke and Kushner loaned the Company $355,000 ($177,500 each) during 1996 to enable TVFirst to purchase such air time. Such loans bore interest at prime (8.25% during the loan period) plus 1% and were repaid within the fiscal year. In addition, each lender received an additional amount equal to 10% of the principal amount loaned by such lender when the loans were repaid. Furthermore, each lender will receive a profit participation in the profits, if any, related to this Christian music infomercial, up to an amount equal to 5% of its principal amount, which amount will be payable on the first anniversary of such repayment. While the infomercial has generated revenues in excess of its programming and media costs to date, there is no assurance that future revenues will continue to exceed costs. The foregoing transaction was approved by a majority of the independent directors of the Company's Board of Directors.

    On September 14, 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company agreed to hire Mr. Lilliston as the President and Chief Operating Officer of the Company effective October 1, 1996. As part of such agreement, Mr. Lilliston is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Co-Chief Executive Officers. Prior to his employment, Mr. Lilliston provided various legal services to the Company through the Law Offices of Bruce St. J. Lilliston, a sole proprietorship fully owned by Mr. Lilliston. During fiscal 1996, the Company paid Mr. Lilliston $166,293 for such legal services. In addition, Mr. Lilliston had provided various legal services to certain of Kushner-Locke International's distributing licensees as well as August Entertainment. See Item II, Executive Compensation--Employment Agreement--Mr. Lilliston for a further description of Mr. Lilliston's employment arrangement with the Company.

    Cherry Lane Music Company, Inc. ("Cherry Lane"), which is owned by Milton Okun, a member of the Board of Directors during fiscal 1996, entered into an agreement to become the music administrator for the Company effective August 15, 1994. Cherry Lane receives specified fees for the collection of revenues derived from music publishing and record contracts.

    The Company believes that the terms of the foregoing transaction are no less favorable to the Company than those that could have been obtained in transactions with unaffiliated third parties.

PART IV

    The Registrant hereby deletes the information set forth on the Exhibit Index of the Report and replaces such Exhibit Index with the Exhibit Index attached hereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 1997

                                THE KUSHNER-LOCKE COMPANY
                                (Registrant)

                                By:               /s/ PETER LOCKE
                                     -----------------------------------------
                                                    Peter Locke
                                             CO-CHAIRMAN OF THE BOARD,
                                             CO-CHIEF EXECUTIVE OFFICER

                                By:              /s/ DONALD KUSHNER
                                     -----------------------------------------
                                                   Donald Kushner
                                              CO-CHAIRMAN OF THE BOARD
                                      CO-CHIEF EXECUTIVE OFFICER AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------

          /s/ PETER LOCKE            Co-Chairman of the Board
-----------------------------------   and Co-Chief Executive    January 27, 1997
            Peter Locke               Officer; Director

        /s/ DONALD KUSHNER           Co-Chairman of the Board
-----------------------------------   and Co-Chief Executive    January 27, 1997
          Donald Kushner              Officer; Director

        /s/ JAMES L. SCHWAB
-----------------------------------  Chief Financial Officer    January 27, 1997
          James L. Schwab

          /s/ ROBERT SWAN
-----------------------------------  Controller                 January 27, 1997
            Robert Swan

        /s/ DAVID A. BRAUN
-----------------------------------  Director                   January 27, 1997
          David A. Braun

-----------------------------------  Director
       S. James Coppersmith

         /s/ STUART HERSCH
-----------------------------------  Director                   January 27, 1997
           Stuart Hersch

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

     21  Subsidiaries

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

(T) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2, as amended, effective July 24, 1996 (Common File No. 333-05089).