Form 10-Q
period 1996-12-31
KUSHNER LOCKE CO
filed 1997-02-14
CIK 842009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 1996              COMMISSION FILE NO. 0-17295

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

Yes  X      No
    ---        ---

     There were 52,887,810 shares of outstanding Common Stock of the Registrant as of February 7, 1997.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      INDEX


                          Part I. FINANCIAL INFORMATION



Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                  Condensed Consolidated Statements of Operations
                  Condensed Consolidated Statements of Cash Flows
                  Condensed Consolidated Statement of Stockholders' Equity Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                           Part II. OTHER INFORMATION



Items 1 through 3.   Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

                  (a) Exhibits:     10.62
                                    10.63
                                    10.64

                  (b) Reports on Form 8-K: None

                                     PART I

ITEM 1.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                     ASSETS

                                                                             (UNAUDITED)            (AUDITED)
                                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                                1996                  1996
                                                                            -------------         -------------
Cash and cash equivalents ..........................................        $   5,952,000         $   7,091,000
Reserved cash ......................................................              180,000             4,126,000
Restricted cash ....................................................              255,000               419,000
Accounts receivable, net of allowance for doubtful accounts ........           20,351,000            22,885,000
Due from affiliates ................................................            1,519,000             1,238,000
Notes receivable from related party ................................              540,000               540,000
Film and television property costs, net of accumulated amortization            59,270,000            58,463,000
Property and equipment, at cost, net of accumulated depreciation and
   amortization ....................................................              442,000               465,000
Other assets .......................................................            4,258,000             4,925,000
                                                                            -------------         -------------
                                                                            $  92,767,000         $ 100,152,000
                                                                            =============         =============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities ...........................        $   1,740,000         $   3,277,000
Notes payable ......................................................           35,796,000            41,481,000
Deferred film license fees .........................................            3,799,000             3,460,000
Contractual obligations, principally participants' share payable and
   talent residuals ................................................            3,451,000             3,512,000
Production advances ................................................            1,336,000             2,133,000
Convertible subordinated debentures, net of deferred issuance costs            11,890,000            12,039,000
                                                                            -------------         -------------
   Total liabilities ...............................................        $  58,012,000         $  65,902,000
                                                                            -------------         -------------

Stockholders' equity:
   Common stock, no par value.  Authorized 150,000,000 shares, issued and outstanding 52,887,810 shares at December 31, 1996
      and 52,665,248 shares at September 30, 1996 ..................           37,995,000            37,650,000
   Accumulated deficit .............................................           (3,240,000)           (3,400,000)
                                                                            -------------         -------------
   Total stockholders' equity ......................................        $  34,755,000         $  34,250,000
                                                                            -------------         -------------
                                                                            $  92,767,000         $ 100,152,000
                                                                            =============         =============




     See accompanying Notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   1996                 1995
                                                               ------------         ------------
Operating revenues ....................................        $ 16,547,000         $ 16,107,000
Costs related to operating revenues ...................         (14,020,000)         (13,313,000)
Selling, general and administrative
  expenses ............................................          (1,172,000)            (896,000)
                                                               ------------         ------------

     Earnings from operations .........................           1,355,000            1,898,000

Interest income .......................................              28,000               54,000
Interest expense ......................................          (1,217,000)            (929,000)
                                                               ------------         ------------

     Earnings before income taxes .....................             166,000            1,023,000

Provision for income taxes ............................              (6,000)             (11,000)
                                                               ------------         ------------

     Net earnings .....................................        $    160,000         $  1,012,000
                                                               ============         ============



Net earnings per common and common equivalent share ...        $      0.003         $       0.03
                                                               ============         ============

Weighted average number of common and common
     equivalent shares outstanding ....................          52,838,000           35,589,000
                                                               ============         ============




     See accompanying Notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                         ------------

                                                                                  1996                 1995
                                                                              ------------         ------------
Cash flows from operating activities:
  Net earnings .......................................................        $    160,000         $  1,012,000
   Adjustments to reconcile net earnings to net cash provided (used)
     by operating activities:
       Amortization of film costs ....................................          13,935,000           13,310,000
       Depreciation and amortization .................................              28,000               52,000
       Amortization of other assets ..................................             191,000              107,000
       Reserved and restricted cash ..................................           4,110,000             (797,000)
       Accounts receivable, net ......................................           2,534,000           (4,887,000)
       Due from affiliates ...........................................            (281,000)              83,000
       Increase in film and television property costs ................         (14,742,000)         (12,010,000)
       Accounts payable and accrued liabilities ......................          (1,537,000)           1,040,000
       Deferred film license fees ....................................             339,000              237,000
       Contractual obligations .......................................             (61,000)            (239,000)
       Production advances ...........................................            (797,000)          (1,647,000)
                                                                              ------------         ------------

  Net cash provided (used) by operating activities ...................           3,879,000           (3,739,000)
                                                                              ------------         ------------

Cash flows from investing activities:
  Increase in property and equipment .................................              (6,000)             (31,000)
  Decrease (increase) in other assets ................................             476,000              (33,000)
                                                                              ------------         ------------

  Net cash provided (used) by investing activities ...................             470,000              (64,000)
                                                                              ------------         ------------

Cash flows from financing activities:
  Borrowings under notes payable .....................................             627,000            5,009,000
  Repayment of notes payable .........................................          (6,461,000)          (2,600,000)
  Other ..............................................................             346,000              (40,000)
                                                                              ------------         ------------

   Net cash provided (used) by financing activities ..................          (5,488,000)           2,369,000
                                                                              ------------         ------------

   Net decrease in cash ..............................................          (1,139,000)          (1,434,000)
Cash and cash equivalents at beginning of period .....................           7,091,000            3,139,000
                                                                              ------------         ------------

Cash and cash equivalents at end of period ...........................        $  5,952,000         $  1,705,000
                                                                              ============         ============




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1) During the quarter ended December 31, 1996, $217,000 of convertible subordinated debentures before unamortized issuance costs of $17,000 were converted into 222,562 shares of common stock.

(2) During the quarter ended December 31, 1995, $210,000 of convertible subordinated debentures before unamortized issuance costs of $20,000 were converted into 213,008 shares of common stock.


     See accompanying Notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)




                                                  NUMBER OF           COMMON          ACCUMULATED
                                                   SHARES             STOCK             DEFICIT              TOTAL
                                                 ----------        -----------        -----------         -----------
Balance at September 30, 1996 ...........        52,665,248        $37,650,000        $(3,400,000)        $34,250,000
   Conversions of debentures and other...           222,562            345,000                 --             345,000
   Net earnings .........................                --                 --            160,000             160,000
                                                 ----------        -----------        -----------         -----------
Balance at December 31, 1996 ............        52,887,810        $37,995,000        $(3,240,000)        $34,755,000
                                                 ==========        ===========        ===========         ===========




     See accompanying Notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company

     The Kushner-Locke Company (the "Company") is principally engaged in the development, production and distribution of feature films, direct-to-video films, television series, movies-for-television, mini-series and animated programming. In the last two years, the Company expanded its operations into related business lines in ancillary markets for its product such as merchandising, home video, cable and interactive/multimedia applications for characters and story ideas developed by the Company.

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

     Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of The Kushner-Locke Company, its subsidiaries and certain less than wholly-owned entities which the Company controls. All material intercompany balances and transactions have been eliminated.

     These unaudited consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

     The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 31, 1996, the results of its operations for the three month periods ended December 31, 1996 and 1995, and its cash flows for the three month periods ended December 31, 1996 and 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

     Restricted and Reserved Cash

     As of December 31, 1996, the Company had $255,000 in restricted cash related to advances made by the Company to film producers for the acquisition of distribution rights. These cash advances were being held in escrow accounts as collateral by financial institutions providing production loans to those producers. In addition, as of December 31, 1996 the Company had $180,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

     Income Taxes

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

assets and liabilities of a change in tax rates is recognized in operating results in the period encompassing the enactment date.

     Earnings Per Share

     Earnings per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The weighted average number of common and common equivalent shares outstanding for the calculation of primary earnings per share was 52,838,000 and 35,589,000 for the quarters ended December 31, 1996 and 1995, respectively. The inclusion of the additional shares, assuming the conversion of the Company's convertible subordinated debentures, would have been anti-dilutive for the first quarters ended December 31, 1996 and December 31, 1995.



(2)  FILM AND TELEVISION PROPERTY COSTS

     Film and television property costs consist of the following:


                                                                   DECEMBER 31,       SEPTEMBER 30,
                                                                      1996               1996
                                                                   -----------        -----------
         In process or development ........................        $11,467,000        $16,527,000
         Released, principally feature films and television
          productions, net of accumulated amortization ....         47,803,000         41,936,000
                                                                   -----------        -----------
                                                                   $59,270,000        $58,463,000
                                                                   ===========        ===========




(3)  NOTES PAYABLE

     Notes payable are comprised of the following:

                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                            1996               1996
                                                                         -----------        -----------
         Note payable to bank, under the revolving credit
          facility secured by substantially all Company assets,
          interest at varying rates, outstanding principal
          balance due June 25, 1999 .............................        $27,307,000        $29,037,000


         Notes payable to banks and/or financial institutions
          consisting of three production loans secured by certain
          film rights held by producers, priced at different
          rates for each loan ...................................        $ 8,489,000        $12,444,000
                                                                         -----------        -----------
                                                                         $35,796,000        $41,481,000
                                                                         ===========        ===========

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(4)  CONVERTIBLE SUBORDINATED DEBENTURES

                                                                         DECEMBER 31,       SEPTEMBER 30,
                                                                             1996               1996
                                                                         -----------        -----------
Series A Convertible Subordinated Debentures due December 15,
  2000, bearing interest at 10% per annum payable June 15 and
  December 15, net of unamortized capitalized issuance costs and
  warrants of $8,000 and $9,000, respectively ...................        $    69,000        $    68,000

Series B Convertible Subordinated Debentures due December 15,
  2000, bearing interest at 133/4% per annum payable monthly, net of unamortized capitalized issuance costs of $267,000 and
  $284,000, respectively ........................................        $ 2,987,000        $ 2,976,000

Convertible Subordinated Debentures due December 15, 2000,
  bearing interest at 8% per annum payable February 1 and August
  1, net of unamortized capitalized issuance costs of $357,000
  and $396,000, respectively ....................................        $ 4,643,000        $ 4,821,000

Convertible Subordinated Debentures due July 1, 2002, bearing interest at 9% per annum payable January 1 and July 1, net of unamortized capitalized issuance costs of $359,000 and
  $376,000, respectively ........................................          4,191,000          4,174,000
                                                                         -----------        -----------
                                                                         $11,890,000        $12,039,000
                                                                         ===========        ===========




     Series A Debentures

     As of December 31, 1996 the Company had outstanding $77,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $8,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $500 of issuance costs were amortized to interest expense for the three months ended December 31, 1996.

     Series B Debentures

     As of December 31, 1996 the Company had outstanding $3,254,000 principal amount of Series B Debentures due 2000. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $267,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $17,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1996.

     8% Debentures

     As of December 31, 1996, the Company had outstanding $5,000,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $357,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $22,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1996.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(4)  CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

     9% Debentures

     As of December 31, 1996, the Company had outstanding $4,550,000 principal amount of 9% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $359,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $17,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1996.

(5)  INCOME TAXES

     Income taxes for the three month periods ended December 31, 1996 and 1995 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that all taxable income for the fiscal year will be offset by a deferred tax asset which will keep the effective federal tax rate at approximately 0%.

(6)  CONTINGENCIES

     The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Reference is made to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996 for a description of certain legal proceedings. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial condition.

     In its normal course of business as a entertainment distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film or video materials and proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of December 31, 1996 the Company had made contractual agreements for an aggregate of approximately $7,600,000 in payments due should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.

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

     The Company generally capitalizes all costs incurred to produce a film. Such costs include the actual direct costs of production, certain exploitation costs, production overhead and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular item of product, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result.

     Gross profits for any period are a function in part of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period has materially affected a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's product mix during this fiscal year may further affect the Company's quarter-to-quarter or year-to-year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources.

RESULTS OF OPERATIONS

   Comparison of Three Months Ended December 31, 1996 and 1995

     The Company's operating revenues for the first quarter ended December 31, 1996 were $16,547,000, an increase of $440,000, or 3%, from $16,107,000 from the prior fiscal year's first quarter ended December 31, 1995. This increase was due primarily to the timing of delivery and/or availability of films and television programs.

     The Company recognized approximately $5,000,000, or approximately 30%, of revenues during the first quarter of fiscal 1997 from the delivery and/or availability of 10 feature films, including approximately $3,800,000 from an untitled film delivered to 20th Century Fox. In addition, the Company recognized approximately $7,900,000, or approximately 48%, of revenues during the first quarter of fiscal 1997, from the delivery and/or availability of 7 network movies, the network mini-series "Innocent Victims" and the one-hour first run syndication series "Could It Be A Miracle", including approximately $6,600,000 from two network television movies of the week: "Jack Reed V: Death and Vengeance" starring Brian Dennehy for NBC and "Unlikely Angel" starring Dolly Parton for CBS. In addition, the Company recognized approximately $1,200,000, or approximately 7%, of revenues this quarter from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City. The majority of remaining revenues for the period came from the Company's family division of direct-to-video product and from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

     Operating revenues for the first quarter of fiscal 1996 were primarily attributable to the delivery and/or availability of the ABC network mini-series "Innocent Victims" starring Hal Holbrook and Rick Schroder (approximately $6,157,000), and to the delivery and/or availability of four feature films: (a) "Serpent's; Lair" starring Jeff Fahey for WarnerVision, (b) "The Grave" starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, and (c) two of the six "Josh
Kirby: Time Warrior" films for Paramount entitled "The Human Pets" and "Planet of the Dino Knights", which together made up approximately $3,071,000 of revenues for the period.

     In various stages of production for the Company's fiscal 1997 slate are (a) the feature film "Basil" starring Christian Slater, (b) two animated feature films for Buena Vista Home Video, a division of the Walt Disney Company, entitled "Brave Little Toaster Goes to Mars" and "Brave Little Toaster Goes to School", that are sequels to the successful direct-to-video title "The Brave Little Toaster", and (c) five additional titles of the direct-to-video Magic Adventures series. The Company is also producing six one-hour prime time episodes of a mid-season replacement series for ABC entitled "The Gun", including episodes starring Jennifer Tilly, Randy Quaid, Darryl Hannah and Rosanna Arquette. ABC is scheduled to air the first episode on April 5, 1997. In addition, the Company is producing a pilot for ABC for the fall 1997 season entitled "Cracker". Other television programs in production for fiscal 1997 include "Erotic Confessions", a half-hour series presently airing on HBO for which the Company will be handling foreign distribution, and "Could It Be A Miracle", a one-hour series in first-run syndication, hosted by Robert Culp, for which the Company is now completing the first 24 episodes. In addition, the Company is producing "Mowgli's Jungle Book", 13 half-hour episodes for the Fox Network. Furthermore, the Company continues to acquire domestic cable rights for films for distribution through KLC/New City and the international distribution rights to films for distribution through Kushner Locke International, Inc. Included in the latter are the foreign distribution rights to the theatrical motion picture currently entitled "Double Tap" starring Heather Locklear and Stephen Rea, and executive produced by Joel Silver and Richard Donner, which is currently expected to be delivered in calendar 1997.

     Costs relating to operating revenues were $14,020,000 during the first quarter of fiscal 1997 as compared to $13,313,000 during the first quarter of fiscal 1996. As a percentage of operating revenues, costs relating to operating revenues were approximately 85% for the first quarter of fiscal 1997 compared to approximately 83% for the first quarter of fiscal 1996. The increased costs in the most recent period reflect a weighting of the product mix which includes titles that are amortized more rapidly than titles included in the comparable fiscal year 1996 quarter.

     Selling, general and administrative expenses increased to $1,172,000 in the first quarter of fiscal 1997 from $896,000 in the first quarter of fiscal 1996. The increase in such expenses is principally due to the Company's increased personnel costs and the Company's increased funding of overhead and development costs associated with joint ventures or partnerships.

     Interest expense for the first quarter ended December 31, 1996 was $1,217,000 as compared to $929,000 for the first quarter ended December 31, 1995. The increase was attributable to the amortization of issuance costs pertaining to the new line of credit, and the changes in the composition of
debt instruments which currently bear higher average interest rates.   Total
indebtedness for borrowed money decreased to $47,686,000 at December 31, 1996 from $48,429,000 at December 31, 1995.

     The Company's estimated effective income tax rate was approximately 4% for the first quarter ended December 31, 1996 compared to an estimated effective income tax rate of approximately 1% for the quarter ended December 31, 1995. The $6,000 tax expense in first quarter of fiscal 1997 consisted of state taxes related to the number of active subsidiary companies.

     The Company reported net earnings of $160,000 or $0.003 per share, for the first quarter ended December 31, 1996 as compared to net earnings of $1,012,000, or $.03 per share, for the first quarter ended December 31, 1995. Weighted number of common shares for the compared first quarters were 52,838,100 in fiscal year 1997 and 35,589,000 in fiscal year 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $6,387,000 (including $255,000 of restricted cash being used as collateral for certain production loans and $180,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $11,636,000 (including $419,000 of restricted cash being used as collateral for certain production loans and $4,126,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1996. Unrestricted and unreserved cash and cash equivalents decreased $1,139,000 since September 30, 1996, primarily due to disbursements which reduced accounts payable and accrued expenses. Reserved cash decreased $3,946,000 since September 30, 1996 as the Company repaid certain line of credit borrowings. Restricted cash decreased $164,000 since September 30, 1996 as a result of the completion of feature film and television projects which had previously restricted cash balances.

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

     The Company experienced net positive cash flows from operating activities of $3,879,000 during the three months ended December 31, 1996, resulting primarily from the availability of $4,110,000 of previously reserved and restricted cash and the net collection of $2,534,000 of accounts receivable, which were partially offset by disbursements which reduced accounts payable and accrued expenses by $1,537,000 and a $797,000 reduction in the level of production advances held by the Company. The operating cash inflows were offset by net cash of $5,488,000 used to repay certain outstanding loans. As a result primarily of the foregoing factors, net unrestricted cash decreased during the three month period by $1,139,000 to $5,952,000 on December 31, 1996. As the Company expands production and distribution activities and increases its debt service burdens, it may experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

     Credit Facility

     On June 25, 1996, the Company closed a $40,000,000 syndicated revolving credit agreement with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). Such agreement provides for borrowing by the Company of up to $40,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs (as adjusted). In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.44% as of February 7, 1997) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is the greater of (a) Chase's

Prime Rate (8.25% as of February 7, 1997), (b) Chase's Base 30 Day CD Rate (5.35% as of February 7, 1997) plus 1% or (c) the Federal Funds Effective Rate (5.08% as of February 7, 1996) plus 1/2%) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of .5% per annum of the unused portion of the credit line. As of December 31, 1996, the Company had drawn down $27,307,000 under the credit facility out of a total net borrowing base availability of $29,600,000. The amount outstanding under the credit facility as of February 7, 1997 had decreased to $26,308,000.

     The credit agreement contains various restrictive covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). On February 13, 1997, the Company received a waiver of the minimum ratio of earnings before interest and taxes to consolidated interest expense for the rolling four quarter period ended December 31, 1996.


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

     During July 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance of the 9% Debentures, the Company issued warrants to purchase up to 9% of the aggregate principal amount of the Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 9% Debentures are convertible into shares of common stock at a rate of $1.58 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par on or after July 1, 1998 and declining to par on or after July 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A, Series B and 8% Debentures. The fiscal agency agreement, under which the Company's 9% Debentures were issued, contains various covenants to which the Company must adhere. As of December 31, 1996, approximately $5,000,000 principal amount of 8% Debentures and $4,550,000 principal amount of 9% Debentures were outstanding. As of December 31, 1996, approximately $77,000 principal amount of Series A Debentures (convertible into common stock at a rate of approximately $1.27 per share) and $3,254,000 of Series B Debentures (convertible into common stock at a rate of approximately $1.54 per share) were outstanding. The Company has the right to redeem the Series A Debentures at redemption prices at 101% of par beginning October 1, 1996 and at par beginning October 1, 1997 and to redeem the Series B Debentures at redemption prices at 101% of par beginning October 1, 1996 and at par beginning October 1, 1997.

     In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible

Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters. Since the end of the fiscal year (September 30, 1996), as a result of the conversion of the 8% Debentures, the number of outstanding shares of common stock has increased from 52,665,248 to 52,887,810 as of December 31, 1996.

     In May 1996, the Company issued $1,500,000 of short-term bridge notes in a private placement which were repaid in July 1996 in connection with the secondary public offering referred to below.

     In July 1996, the Company closed a secondary public offering of an aggregate of 4,750,000 units (a "Unit"), each unit consisting of two shares of Common Stock and one five year Class C Redeemable Common Stock Purchase Warrants to purchase Common Stock at an exercise price $1.14375 per share.


     Production/Distribution Loans

     The Company's other short term borrowings, totaling $8,489,000 as of December 31, 1996, consisted of production loans from Newmarket Capital Group L.P. ("Newmarket"), Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial Bank to consolidated production entities. The Kushner-Locke Company provided limited corporate guarantees for a portion of the Newmarket and Paribas loans which are callable in the event that the production companies do not repay the loans by the respective maturity date. The balance of the production loans are recourse only to the production entities. Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the Lenders. To the extent the collateral value securing the loans exceeds the amount outstanding, the Company may determine in the future to assume such obligations in full under its Chase facility and take title to such assets.

     The table below shows production loans as of December 31, 1996:

                                                                                                 KUSHNER-LOCKE
FILM                                                               AMOUNTS           WEIGHTED      CORPORATE
----                          LENDER          LOAN AMOUNT        OUTSTANDING         INTEREST      GUARANTY            MATURITY
                              ------          -----------        -----------         --------      --------            --------
The Adventures of ...        Newmarket        $12,500,000        $3,491,000           10.56%     $1,750,000(1)        12-31-97
  Pinocchio
Innocent Victims ....        Paribas          $ 1,200,000        $  533,000            7.94%     $  300,000(2)         3-31-97
Magic Adventures ....        Imperial         $ 5,100,000        $4,465,000            9.75%     $        0           11-15-97
                                              -----------        ----------                      ----------

                                              $18,800,000        $8,489,000                      $2,050,000
                                              ===========        ==========                      ==========


(1) As of February 10, 1997, the amount outstanding had been reduced to approximately $1,468,000. The remaining balance owed by the production entity is collateralized by license obligations in excess of the loan balance.

(2) As of February 10, 1997, the amount outstanding was approximately $538,000. The remaining balance (and the amount subject to such corporate guarantee) is fully collateralized by distribution license obligations which exceed the loan balance.



     The Company entered into a long form agreement dated as of February 6, 1995 with Savoy Pictures, Inc. ("Savoy") relating to the development, production, financing and distribution of a live-action feature-length theatrical motion picture titled "The Adventures of Pinocchio". The film opened domestically on July 26, 1996 in a wide theatrical release by New Line Pictures (a subsidiary of Time Warner Inc.) which has acquired the domestic distribution rights and 50% of certain ancillary rights from Savoy. The film is being distributed in foreign territories by the Company. Pursuant to the February 6, 1995 letter agreement, the Company licensed those domestic and ancillary rights to Savoy in exchange for Savoy funding 50% of the budget to the production entity up to $25,000,000 (which budget was subsequently increased to approximately $29,450,000, the majority of which has been financed by Savoy in exchange for certain profit participations). In order to fund the Company's approximately $12,850,000 share of the budgeted negative costs, the Company has assisted the film's production company, a consolidated entity, in obtaining loan documentation from Newmarket and the Bank of America in the amount of 50% of the film's original budget up to $12,500,000, a portion of which is reserved to pay the lender's financing fees and costs. The loan bears interest at LIBOR (5.44% as of February 7, 1997) plus 2% and fees were determined on a sliding scale related to the amount of acceptable contracts receivable at the time of initial funding. In January 1997, the loan was amended to reflect Newmarket's favorable acceptance of a United Kingdom sale-leaseback transaction in respect of "The Adventures of Pinocchio" in return for which Newmarket secured a second-position interest with respect to the bank account holding the remaining net proceeds of the sale-leaseback. Additional provisions of the amendment extended the maturity date to December 31, 1997 with a related revision in the principal repayment schedule. Newmarket also has the right to certain profit participation in connection with the film. There is no assurance that "The Adventures of Pinocchio", which represents the Company's biggest budget theatrical motion picture to date, will be ultimately successful to an extent sufficient to repay the loan in full.

      In March 1996, a new production loan was obtained from Paribas in the aggregate amount of $1,200,000 to cover the Company's acquisition price of distribution rights in the mini-series entitled "Innocent Victims". The loan bears interest at the Company's option at LIBOR (5.44% as of February 7, 1997) plus 2.50% and Bank of America's published reference rate (8.25% as of February 7, 1997) plus 1/2% and certain loan fees. The loan is secured by the Company's right, title and interest in and related to the mini-series. The loan matured on December 31, 1996, but in accordance with the terms of the agreement was automatically extended to March 31, 1997.

     In April 1996, a new production loan was obtained from Imperial Bank in the aggregate available amount of $5,100,000 to cover a portion of the production budgets of the Magic Adventures home video series. The loan bears interest at Prime (8.25% as of February 7, 1997) plus 1 1/2% payable monthly plus certain loan fee amounts. The loan was secured by the rights, title and assets related to the film series which are in various stages of production and will ultimately be delivered to domestic and international sub-distributors. The loan matures in November 1997.

     In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who subsequently joined the Company as President of its new international film distribution division. The loan bears interest at the lesser of (a) Prime (8.25% at February 7, 1997) plus 2% or (b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films "Sleep With Me", "Lawnmower Man II" and "Nostradamus". While the right of August to receive such commissions with respect to the film "Lawnmower Man II" is subordinate to the interests of the production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to the extent they would be payable had there been no production loan on the film. Repayment of principal and interest is by collection of commissions assigned as collateral. As of December 31, 1996 the Company had been repaid $217,000 toward interest and principal and approximately $540,000 principal amount remains outstanding. The loan matured in December 1996. Effective February 12, 1997, the Company entered into an agreement with August to extend the maturity date until December 31, 1997 and, in connection therewith, August Entertainment paid to the Company an additional $100,000 as partial repayment. August has also agreed to pay an additional $25,000 principal plus interest quarterly, with the loan balance to be paid in full by December 31, 1997.

     In May 1996, the Company and Decade entered into an agreement to produce four theatrical action motion pictures. The motion pictures will be produced, subject to approval by the Company of certain creative aspects of such movies, by Decade and executive produced by Joel Silver and Richard Donner. Under the agreement, the Company has agreed to guarantee payment up to $3,200,000 per picture payable upon the delivery of the "mandatory delivery items" (as defined in such agreement) for each picture in consideration of receipt of foreign distribution rights. The agreement is for a minimum of four feature-length motion pictures and may be extended, at Decade's option, to include a fifth picture. The initial film under the agreement is "Double Tap" starring Heather Locklear and Stephen Rea, which is currently expected to be delivered in calendar 1997.

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

                                     PART II

                                OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On November 21, 1996 the shareholders of the Company voted in a special meeting to amend the Company's Amended Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from the present amount of 80,000,000 shares to 150,000,000 shares. In addition, the shareholders voted to make certain amendments to the Company's 1988 Stock Incentive Plan, including increasing the number of shares of Common Stock reserved for issuance by 3,000,000 shares from 4,500,000 shares to 7,500,000 shares, as well as certain changes in accordance with new rules enacted under Section 16 of the Securities Exchange Act of 1934, as amended. Finally, the shareholders voted not to amend the Company's Amended Articles of Incorporation to provide for 1,000,000 authorized shares of Preferred Stock of the Company. A majority of total shares outstanding was needed to approve proposals A and B, whereas a majority of shares voting was needed to approve proposal C. The results of the voting were as follows:

                  a)  Approval of the Common Stock Amendment

                           FOR                AGAINST           ABSTAIN
                           40,146,932         9,038,921         1,030,501
                           ----------         ---------         ---------


                  b)  Disapproval of the Preferred Stock Amendment


                           FOR                AGAINST           ABSTAIN
                           17,019,136         9,251,592         1,074,823
                           ----------         ---------         ---------


                  c) Approval of the Amendment to the Company's 1988 Stock Incentive Plan


                           FOR                AGAINST           ABSTAIN

                           18,755,342         8,901,555         1,089,500
                           ----------         ---------         ---------


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


                                        THE KUSHNER-LOCKE COMPANY
                                        (Registrant)


     Dated: February 13, 1997           /s/ Peter Locke
                                        --------------------------
                                        Peter Locke
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer



     Dated: February 13, 1997           /s/ Donald Kushner
                                        --------------------------
                                        Donald Kushner
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer
                                        and Secretary



     Dated: February 13, 1997           /s/ James L. Schwab
                                        --------------------------
                                        James L. Schwab
                                        Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBITS:

10.62 Amendment to Master Agreement dated January 22, 1997 between Newmarket Capital Group, L.P., The Kushner-Locke Company, and Allied Pinocchio Productions Ltd.

10.63 Waiver of Section 6.19 EBIT to Interest Expenses Ratio of the Credit, Security, Guaranty and Pledge Agreement, dated as of June 19, 1996, among The Kushner-Locke Company, the Guarantors referred to therein, the Lenders referred to therein, and The Chase Manhattan Bank, N.A., (formerly known as Chemical Bank), as Agent.

10.64 Extension of Maturity Date under the Loan and Security Agreement, dated as of March 1, 1996 between Kushner Locke International, Inc. and Family Pictures, Inc. and Banque Paribas, Los Angeles Agency.