Form 10-Q
period 1997-03-31
KUSHNER LOCKE CO
filed 1997-05-15
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the quarter ended March 31, 1997            	Commission File No.  0-17295

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

        Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, without par value
        10% Convertible Subordinated Debentures, Series A due 2000 13-3/4% Convertible Subordinated Debentures, Series B due 2000
                Common Stock Purchase Warrants, Class C

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X          No

	There were 54,252,810  shares of outstanding Common Stock of the Registrant as of May 14, 1997.



Total number of pages       .					Exhibit Index begins on page 20.

                         THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
                Form 10-Q for the Quarter ended March 31, 1997

                                  INDEX


                    Part I.   FINANCIAL INFORMATION

Item 1.	     Financial Statements

            	Condensed Consolidated Balance Sheets
	            Condensed Consolidated Statements of Earnings
	            Condensed Consolidated Statements of Cash Flows
	            Condensed Consolidated Statements of Stockholders' Equity
	            Notes to Condensed Consolidated Financial Statements


Item 2.	     Management's Discussion and Analysis of Financial
             Condition and Results of Operations


                       Part II.   OTHER INFORMATION



Items 1 through 5.   Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

	               (a) Exhibits:	10.65
			                           10.66

                (b) Reports on Form 8-K: None

                                   PART I
Item 1.

                          THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets


                                  Assets

<Captions>
                                                March 31,      September 30,
                                                  1997             1996
                                           --------------       ------------
                                              (unaudited)
Cash and cash equivalents                   $  1,159,000        $  7,091,000
Reserved cash                                    207,000           4,126,000
Restricted cash                                  107,000             419,000
Accounts receivable, net of allowance
  for doubtful accounts                       23,196,000          22,885,000
Due from affiliates                              894,000           1,238,000
Notes receivable from related party              440,000             540,000
Film and television property costs, net
  of accumulated amortization                 66,989,000          58,463,000
Property and equipment, at cost, net of
  accumulated depreciation and amortization      427,000             465,000
Other assets                                   4,370,000           4,925,000
                                             -----------        ------------
                                             $97,789,000        $100,152,000
                                             ===========        ============
Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities     $ 4,998,000         $ 3,277,000
Notes payable                                 33,736,000          41,481,000
Deferred film license fees                     4,994,000           3,460,000
Contractual obligations, principally
  participants' share payable and talent
  residuals                                    2,709,000           3,512,000
Production advances                            4,468,000           2,133,000
Convertible subordinated debentures, net
of deferred issuance costs                    11,944,000          12,039,000
                                             -----------         -----------
	Total liabilities                            62,849,000          65,902,000

Stockholders' equity:

  Common stock, no par value.  Authorized
    150,000,000 shares, issued and
    outstanding 54,252,810 shares at March
    31, 1997 and 52,665,248 shares at
    September 30, 1996                        38,152,000          37,650,000
  Accumulated deficit                         (3,212,000)         (3,400,000)
                                             -----------         -----------
	Total stockholders' equity                   34,940,000          34,250,000
                                            ------------       -------------
                                            $ 97,789,000       $ 100,152,000
                                            ============       =============

See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
                               (unaudited)

                              Three Months Ended        Six Months Ended
                                  March 31,                  March 31,
                              1997         1996          1997        1996
                          -----------  -----------   -----------  -----------

Operating revenues        $11,707,000  $13,230,000   $28,254,000  $29,337,000
Costs related to
 operating revenues        (9,679,000) (11,052,000)  (23,699,000) (24,365,000)
Selling, general and
 administrative expenses   (1,121,000)  (1,072,000)   (2,293,000)  (1,968,000)
                           ----------   ----------    ----------   ----------
  Earnings from operations    907,000    1,106,000     2,262,000    3,004,000
Interest income                11,000        6,000        39,000       60,000
Interest expense             (879,000)    (975,000)   (2,096,000)  (1,904,000)
                           ----------   ----------    ----------   ----------
  Earnings before income
    taxes                      39,000      137,000       205,000    1,160,000
Income taxes                  (11,000)      (9,000)      (17,000)     (20,000)
                           ----------   ----------    ----------   ----------
  Net earnings              $  28,000   $  128,000    $  188,000  $ 1,140,000
                           ==========   ==========    ==========   ==========
Earnings per common and
 common equivalent share      $  .001      $  .004       $  .004      $   .03
                           ==========   ==========    ==========   ==========
Weighted average number of
 common and common
 equivalent shares
 outstanding               52,903,000   36,337,000    52,870,000   35,961,000
                           ==========   ==========    ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                               AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (unaudited)

                                        									 Six Months Ended March 31,
                                                    1997             1996
                                                -----------     -----------
Cash flows from operating activities:
  Net earnings                              $      188,000  $     1,140,000
  Adjustments to reconcile net earnings to
    net cash used by operating activities:
     Amortization of film costs                 23,542,000       24,195,000
     Depreciation and amortization                  93,000          110,000
     Amortization of other assets                  187,000          340,000
     Other                                         388,000              ---
  Changes in assets and liabilities:
	     Reserved and restricted cash                 312,000       (1,258,000)
     Accounts receivable, net                     (311,000)     (10,620,000)
     Due from affiliates                           444,000           95,000
     Increase in film and television
       property costs                          (32,299,000)     (25,501,000)
     Accounts payable and accrued
       liabilities                               1,721,000        1,305,000
     Deferred film license fees                  1,534,000        2,288,000
     Contractual obligations                      (803,000)       3,426,000
     Production advances                         2,335,000        1,664,000
                                               -----------      -----------
  Net cash used by operating activities         (2,669,000)      (2,816,000)
                                               -----------      -----------
Cash flows from investing activities:
  Increase in property and equipment               (55,000)         (38,000)
  Decrease (increase) in other assets              618,000         (293,000)

  Net cash provided (used) by investing         ----------        ---------
    activities                                     563,000         (331,000)
                                                ----------        ---------
Cash flows from financing activities:
    Borrowings under notes payable              12,246,000        3,292,000
    Repayment of notes payable                 (16,072,000)             ---
    Other                                              ---         (224,000)
                                                ----------        ---------
  Net cash provided (used) by financing
    activities                                  (3,826,000)       3,068,000
                                                ----------        ---------
Net decrease in cash and cash equivalents       (5,932,000)         (79,000)
Cash and cash equivalents at beginning of
   period                                        7,091,000        3,139,000
                                                ----------       ----------
Cash and cash equivalents at end of period    $  1,159,000     $  3,060,000
                                                ==========       ==========

Supplemental disclosure of non-cash investing and financing activities:

  (1)	During the six months ended March 31, 1997, $217,000 of convertible subordinated debentures before unamortized issuance costs of $17,000 were converted into 222,562 shares of common stock.

  (2)	During the six months ended March 31, 1996, $1,714,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $152,000 were converted into 1,757,947 shares of Common Stock.

See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Equity
                      Six Months ended March 31, 1997
                              (unaudited)

                          Number of      Common     Accumulated
                           shares        Stock        deficit        Total
                          ---------     ---------  ------------   ----------

Balance at September
  30, 1996                 52,665,248  $37,650,000  $(3,400,000)  $ 34,250,000

Conversions of convertible
  debentures                  222,562      189,000          ---        189,000

Issuance of shares for
  increased investment
  in KL / New City
  Televentures              1,365,000      313,000          ---        313,000

Net earnings                      ---          ---      188,000        188,000
                           ----------  -----------  ------------   -----------
Balance at March 31, 1997  54,252,810  $38,152,000  $(3,212,000)   $34,940,000
                           ==========  ===========  ============   ===========

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

 These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto which are included in the Company's September 30, 1996 annual report on Form 10-K, as amended.

	The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1997, the results of its operations for the six month periods ended March 31, 1997 and 1996, and its cash flows for the six month periods ended March 31, 1997 and 1996. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

	Restricted and Reserved Cash

	As of March 31, 1997,  the Company held $107,000 in restricted cash related to advances made by the Company to film producers for the acquisition of distribution rights.  These cash advances were being held in escrow accounts as collateral by financial institutions providing production loans to those producers.  In addition, as of March 31, 1997, the Company held $207,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

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

	Earnings Per Share

	Earnings per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The inclusion of the additional shares, assuming the conversion of the Company's convertible subordinated debentures, would have been anti-dilutive for the three month and six month periods ended March 31, 1997 and March 31, 1996.

(2)	Film and Television Property Costs

	Film and television property costs consist of the following:

                                       March 31,    September 30,
                                         1997           1996
                                     ------------    ------------
                                     (unaudited)

In process or development            $15,887,000     $16,527,000
Released, principally feature films
  and television productions, net of
  accumulated amortization            51,102,000      41,936,000
                                      ----------      ----------
                                     $66,989,000     $58,463,000
                                      ==========      ==========

(3)	Notes Payable

	Notes payable are comprised of the following:

                                               March 31,      September 30,
                                                 1997             1996
                                             -----------       -----------
                                             (unaudited)

Note payable to bank, under the revolving
credit facility secured by substantially
all Company assets, interest at varying
rates, outstanding principal balance due
June 25, 1999                                 $24,701,000     $29,037,000

Notes payable to banks and/or financial
institutions consisting of three production
loans secured by certain film rights held
by producers, at varying interest rates for
each loan                                       9,035,000      12,444,000
                                               ----------      ----------
                                              $33,736,000     $41,481,000
                                               ==========      ==========

                           THE KUSHNER-LOCKE COMPANY
                               AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

(4)	Convertible Subordinated Debentures

	Convertible subordinated debentures are comprised of the following:

                                              March 31,         September 30,
                                                1997               1996
                                             -----------        ------------
                                             (unaudited)

Series A Convertible Subordinated Debentures
due December 15, 2000, bearing interest at
10%, net of unamortized issuance costs and
warrants of $7,000 and $9,000, respectively     $  70,000         $   68,000

Series B Convertible Subordinated Debentures
due December 15, 2000, bearing interest at
13-3/4%, net of unamortized issuance costs
of $250,000 and $284,000, respectively          3,004,000          2,976,000

8% Convertible Subordinated Debentures due
December 15, 2000, net of unamortized
issuance costs of $337,000 and $396,000,
respectively                                    4,663,000          4,821,000

9% Convertible Subordinated Debentures due
July 1, 2002, net of unamortized issuance
costs of $343,000 and $376,000, respectively    4,207,000          4,174,000
                                               ----------         ----------
                                              $11,944,000        $12,039,000
                                               ==========         ==========



	Series A Debentures

	As of March 31, 1997 the Company had outstanding $77,000 principal amount of
Series A Debentures.  The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $7,000.  Approximately $2,000 of issuance costs were amortized to interest expense for the six months ended March 31, 1997.

	Series B Debentures

	As of March 31, 1997 the Company had outstanding $3,254,000 principal amount of Series B Debentures due 2000.  The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $250,000.  Approximately $34,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1997.

	8% Debentures

	As of March 31, 1997, the Company had outstanding $5,000,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $337,000. Approximately $59,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1997.

                          THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Continued)

(4)	Convertible Subordinated Debentures (Continued)

	9% Debentures

	As of March 31, 1997, the Company had outstanding $4,550,000 principal amount of 9% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $343,000. Approximately $33,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1997.

(5)	Income Taxes

	Income taxes for the six month periods ended March 31, 1997 and 1996 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that most taxable income for the fiscal year will be offset by a deferred tax asset which will result in an effective federal tax rate of approximately 5%.

(6)	Contingencies

	The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Reference is made to the Company's annual report on Form 10-K, as amended,  for the fiscal year ended
September 30, 1996 for a description of certain legal proceedings.
Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial condition.

	In January 1997 the Company sold its ownership of The Adventures of Pinocchio to an unrelated British corporation ("Lessor") and concurrently leased the film back pursuant to a 12 year lease with option to repurchase the film at the end of the lease period. The Company's entitlement to its distribution rights and revenues was unchanged by these transactions. A substantial portion of the sale proceeds was placed on deposit with a British bank to fund the lease payments. An additional portion of the sale proceeds was also placed on deposit with a British bank to be used as security for an indemnification as to the lease payments to be made by the Company.
Depending on the level of the British corporate tax rate over various time periods, the Company could be liable for additional payments or entitled to a return of the security deposit. This sale-leaseback transaction may be unwound by the Lessor in certain circumstances. In such event the Company could be liable for certain unwind costs which could be substantial. Based upon a legal opinion received from a reputable British legal counsel, the Company believes it is unlikely that the transaction will be unwound.

	In its normal course of business as an entertainment distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film or video materials and proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of March 31, 1997 the Company had made contractual agreements for an aggregate of approximately $7,400,000 in payments due should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.

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

	The information contained herein should be read in conjunction with the more comprehensive material included in the Company's September 30, 1996 annual report on Form 10-K, as amended, which describes in greater detail the
Company's historical and current activities and performance.

Forward Looking Statements

	Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization of film costs, dependence on key personnel, production deficits, the risk involved in the television and theatrical film industries, competition, government regulation, labor relations, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-2 (Registration No. 333-05089), as declared effective on
July 24, 1996, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

Results of Operations

	Comparison of Three Months Ended March 31, 1997 and 1996

	The Company's operating revenues for the second quarter ended March 31, 1997 were $11,707,000, a decrease of $1,523,000, or 12%, from $13,230,000 from the prior fiscal year's second quarter ended March 31, 1996. This decrease was due primarily to the timing of delivery and/or availability of films and television programs.
	The Company recognized $1,895,000, or 16%, of revenues during the second quarter of fiscal 1997 from the delivery and/or availability of 4 feature films.  In addition, the Company recognized $3,956,000, or 34%, of revenues during the second quarter of fiscal 1997, including revenues from the delivery and/or availability of two episodes of the ABC network series Gun and the one-hour first-run syndication series Could It Be A Miracle.
Revenues of $3,004,000, or 26%, came from deliveries in the Company's family division of direct-to-video product. In addition, the Company recognized
$1,039,000, or 9%, of revenues this quarter from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City.
 Remaining revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

	Operating revenues for the second quarter of fiscal 1996 included $3,773,000 from the delivery and/or availability of feature films including Freeway, executive produced by Oliver Stone and starring Kiefer Sutherland, Reese
Witherspoon and Brooke Shields, Serpent's Lair starring Jeff Fahey, and   The
Grave starring Gabrielle Anwar, Eric Roberts and Craig Sheffer.  The Company
also recognized $2,875,000 of revenues during the second quarter of fiscal
1996 from the delivery and/or availability of the CBS network movie
"A Husband, A Wife and A Lover" starring Jay Thomas and Judith Light and
$1,054,000 from continuing licenses of completed product from the Company's library to domestic cable channel operators, and the balance from delivery and/or availability of various product from the Company's library.

	In various stages of production for the Company's 1997 slate are (a) the feature film Basil starring Christian Slater, Claire Forlani and Jerad Ledo,
(b) two animated feature films for Buena Vista Home Video, a division of the Walt Disney Company, entitled Brave Little Toaster Goes to Mars and Brave
Little Toaster Goes to School, that are sequels to the successful direct-to-video title The Brave Little Toaster, and (c) five additional titles of the direct-to-video Magic Adventures series. The Company also produced six one-hour prime time episodes of a mid-season replacement series for ABC entitled Gun, including episodes starring Jennifer Tilly, Randy
Quaid, Darryl Hannah and Rosanna Arquette. ABC aired the first Gun episode on April 12, 1997. In addition, the Company is producing a pilot for ABC for the fall 1997 season entitled Cracker. Other television programs in production for fiscal 1997 include Erotic Confessions, a half-hour series presently airing on HBO for which the Company will be handling foreign distribution, and additional episodes of Could It Be A Miracle, a one-hour series in first-run syndication, hosted by Robert Culp. In addition, the Company is in production on Mowgli's Jungle Book, 13 half-hour episodes for the Fox Network. Furthermore, the Company continues to acquire domestic cable rights for films for distribution through KLC/New City and the international distribution rights to films for distribution through Kushner Locke International, Inc. Included in the latter are the foreign distribution rights to the theatrical motion picture currently entitled
Double Tap starring Heather Locklear and Stephen Rea, and executive produced by Joel Silver and Richard Donner, which is currently expected to be delivered in calendar 1997.

	Costs relating to operating revenues were $9,677,000 during the second quarter of fiscal 1997 as compared to $11,052,000 during the second quarter of fiscal 1996. As a percentage of operating revenues, costs relating to operating revenues were 83% for the second quarter of fiscal 1997 compared to approximately 84% for the second quarter of fiscal 1996. The decreased percentage in the most recent period reflects a weighting of the product mix which includes titles that are projected to be somewhat more profitable than titles included in the comparable fiscal year 1996 quarter.

	Selling, general and administrative expenses increased to $1,121,000 in the second quarter of fiscal 1997 from $1,072,000 in the second quarter of fiscal
1996.  The 5% increase in such expenses is principally due to  increased personnel costs.

	Interest expense for the second quarter ended March 31, 1997 was $879,000 as compared to $975,000 for the second quarter ended March 31, 1996.  The decrease was attributable to lower average interest rates incurred, production-related interest capitalized in the current quarter, and slightly reduced overall levels of borrowing in the current quarter.  Total indebtedness for borrowed money decreased to $46,527,000 at March 31, 1997 from $49,375,000 at March 31, 1996.

	The Company's effective income tax rate was 28% for the second quarter ended
March 31, 1997 compared to an effective income tax rate of  1% for the quarter ended March 31, 1996.  Income tax expense in second quarter of fiscal
1997 consisted of estimated state income and federal alternative minimum taxes.

	The Company reported net earnings of $28,000 or $.001 per share, for the second quarter ended March 31, 1997 as compared to net earnings of $128,000, or $.003 per share, for the second quarter ended March 31, 1996. Weighted number of common shares for the compared second quarters were 52,903,000 in 1997 and 36,337,000 in 1996.

	Comparison of Six Months Ended March 31, 1997 and 1996

	The Company's operating revenues for the six months ended March 31, 1997 were $28,254,000, a decrease of $1,083,000, or 4%, from $29,337,000 from the prior fiscal year's six month period. This decrease was due primarily to the timing of delivery and/or availability of films and television programs.

	The Company recognized $6,862,000, or 24%, of revenues during the six months ended March 31, 1997 from the delivery and/or availability of 14 feature films.  In addition, the Company recognized $ 11,861,000, or 42%, of revenues during the six months ended March 31, 1997, including revenues from the delivery and/or availability of the ABC network series Gun and the one-hour first-run syndication series Could It Be A Miracle.  Revenues of
$4,208,000, or 15%, came from the Company's family division of direct-to-video product. In addition, the Company recognized $2,249,000, or
8%, of revenues from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City.  Remaining revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

	Operating revenues for the six months ended March 31, 1996 included $9,930,000 from the delivery and/or availability of feature films including Freeway executive produced by Oliver Stone and starring Kiefer Sutherland,
Reese Witherspoon and Brooke Shields,   Serpent's Lair starring Jeff Fahey,
and The Grave starring Gabrielle Anwar, Eric Roberts and Craig Sheffer. The Company also recognized $2,875,000 of revenues during the six months ended March 31, 1996 from the delivery and/or availability of the CBS network movie "A Husband, A Wife and A Lover" starring Jay Thomas and Judith Light and the balance from continuing licenses of completed product from the Company's library to domestic cable channel operators and delivery and/or availability of various product from the Company's library.

	Costs relating to operating revenues were $23,697,000 during the six months ended March 31, 1997 as compared to $24,365,000 during the six months ended
March 31, 1996.  As a percentage of operating revenues, costs relating to operating revenues were 84% for the six months ended March 31, 1997 compared to approximately 83% for the six months ended March 31, 1996.  The increased percentage in the most recent period reflect a weighting of the product mix which includes titles that are projected to be somewhat more profitable than titles included in the comparable  earlier period.

	Selling, general and administrative expenses increased to $2,293,000 during the six months ended March 31, 1997 from $1,968,000 during the six months ended March 31, 1996.  The 17% increase in such expenses is principally due to increased personnel costs in the first quarter of the fiscal year.

	Interest expense during the six months ended March 31, 1997 was $2,096,000 as compared to $1,904,000 for the six months ended March 31, 1996.  The increase was principally attributable to the amortization of issuance costs pertaining to the new line of credit, partially offset by reduced borrowings and lower average interest rates.  Total indebtedness for borrowed money decreased to
$46,527,000 at March 31, 1997 from $49,375,000 at March 31, 1996.

	The Company's estimated effective income tax rate was  8% for the six months ended March 31, 1997 compared to an estimated effective income tax rate of 2%
for the six months ended March 31, 1996.  Income tax expense for the six months ended March 31, 1997 consisted of estimated state income and federal alternative minimum taxes.

	The Company reported net earnings of $188,000 or $.004 per share, for the six months ended March 31, 1997 as compared to net earnings of $1,140,000, or $.03 per share, for the six months ended March 31, 1996.  Weighted number of common shares for the compared six month periods were  52,870,000 in 1997 and
35,961,000 in 1996.

Liquidity and Capital Resources

	At March 31, 1997 the Company had $6,048,000 of unused and available funds under its revolving credit facility. Cash at March 31, 1997 decreased
$10,038,000 to $1,598,000 (including $107,000 of restricted cash being used as collateral for certain production loans and $207,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $11,636,000 (including $419,000 of restricted cash being used as collateral for certain production loans and $4,126,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1996. The decrease was primarily due to investing funds in new projects without drawing down equivalent amounts of unused and available funds under the revolving credit facility.

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

	The Company experienced net negative cash flows from operating activities of
$2,669,000 during the six months ended March 31, 1997, resulting primarily from new investments of $32,299,000 in film and television properties, which exceeded the amortization of such costs on completed productand new production advances obtained by $6,422,000.  Net cash inflows from investing activities primarily resulted from liquidations of other assets.  The Company also used net cash of $3,826,000 to repay portions of certain outstanding loans.  As a result primarily of the foregoing factors, net unrestricted cash decreased during the six month period by $5,932,000 to $1,159,000 on March 31, 1997.  As the Company expands production and distribution activities and increases its debt service burdens, it may experience net negative cash flows from operating activities, pending receipt of licensing and other revenues.

	Credit Facility

	In June 1996, the Company obtained $40,000,000 of revolving credit from a syndicated group of banks led by The Chase Manhattan Bank N.A. ("Chase"). The Company may borrow up to $40,000,000 under the facility based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs, as adjusted. In addition, the Company may allocate a production tranche out of its line of credit for the Company's productions. Such tranche allows the Company to borrow, subject to specified conditions and restrictions, a portion of the production costs not covered by then-existing distribution licenses All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.75% as of May 8, 1997) plus 3% (for that portion of the borrowing base collateralized by accounts or contracts receivable) or 4% (for that portion of the borrowing base collateralized by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is the greater of (a) Chase's Prime Rate (8.50% as of May 14, 1997), (b) Chase's Base 30-Day CD Rate (5.60% as of May 14, 1997) plus 1% or (c) the Federal Funds Effective Rate (5.50% as of May 14, 1997) plus 2% (for that portion of the borrowing base collateralized by accounts or contracts receivable) or 3% (for that portion of the borrowing base collateralized by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of 0.5% of the unused portion of the credit line. As of March 31, 1997, the Company had drawn down $24,701,000 under the credit facility out of a total net borrowing base availability of $30,749,000.

	The credit agreement contains various restrictive covenants to which the Company must adhere. These covenants, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead costs and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke and Kushner fails to be the Chief Executive Officer of the Company, or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). Effective March 31, 1997, the Company and the members of the revolving credit facility syndicate amended a restrictive covenant included in the the agreement pertaining to interest costs.

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

	During July 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance of the 9% Debentures, the Company issued warrants to purchase up to 9%
of the aggregate principal amount of the Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 9% Debentures are convertible into shares of common stock at a rate of $1.58 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par on or after July 1, 1998 and declining to par on or after July 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A, Series B and 8% Debentures. The fiscal agency agreement, under which the Company's 9% Debentures were issued, contains various covenants to which the Company must adhere. As of March 31, 1997, approximately $5,000,000 principal amount of 8% Debentures and $4,550,000 principal amount of 9% Debentures were outstanding. As of March 31, 1997, approximately $77,000 principal amount of Series A Debentures (convertible into common stock at a rate of approximately $1.27 per share) and $3,254,000 of Series B Debentures (convertible into common stock at a rate of approximately $1.54 per share) were outstanding.
The Company has the right to redeem the Series A Debentures at redemption prices at 101% of par beginning October 1, 1996 and at par beginning October 1, 1997 and to redeem the Series B Debentures at redemption prices at 101% of
par beginning October 1, 1996 and at par beginning October 1, 1997.	In
September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters. Since the end of the fiscal year (September 30, 1996), as a result of the conversion of the 8% Debentures, the number of outstanding shares of common stock has increased from 52,665,248 to 52,887,810 as of March 31, 1997.

 In May 1996, the Company issued $1,500,000 of short-term bridge notes in a private placement which were repaid in July 1996 in connection with the secondary public offering referred to below.

	In July 1996, the Company completed a secondary public offering of 4,750,000 units, each unit consisting of two shares of Common Stock and one five year
Class C Redeemable Common Stock Purchase Warrant to purchase Common Stock at an exercise price of $1.14375 per share.

	Production/Distribution Loans

	The Company's other short term borrowings, totaling $9,035,000 as of March 31, 1997, consisted of production loans from Newmarket Capital Group L.P. ("Newmarket"), Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial
Bank to consolidated production entities. The Kushner-Locke Company provided limited corporate guarantees for a portion of the Newmarket and Paribas loans which are callable in the event that the production companies do not repay the loans by the respective maturity date. The balance of the production loans are recourse only to the production entities. Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the Lenders. To the extent the collateral value securing the loans exceeds the amount outstanding, the Company may determine in the future to assume such obligations in full under its Chase facility and take title to such assets.

	The table below shows production loans as of March 31, 1997:

                          Original    Amounts            Corporate
Film             Lender Loan Amount Outstanding Interest  Guaranty   Maturity
-----------     -------- ---------- ----------- -------- ---------   --------
The Adventures
 of Pinocchio   Newmarket $12,500,000   $552,000  7.75%  $552,000 (1) 12-31-97
Basil           Paribas    $6,200,000  4,819,000  8.25% 1,000,000     11-30-97
Magic Adventure	Imperial   $5,100,000  3,664,000  9.75%       ---     11-15-97
                           ----------  ---------        ---------
                          $23,800,000 $9,035,000       $1,552,000
                           ==========  =========        =========

(1)	As of May 14, 1997, the amount outstanding had been reduced to $464,000.
The remaining balance owed by the production entity is collateralized by license obligations in excess of the loan balance.

	In order to fund the Company's approximately $12,580,000 share of the budgeted negative costs of the motion picture titled The Adventures of Pinocchio, in July 1995 the Company assisted the film production company's consolidated entity in obtaining loan documentation for $12,500,000 from Newmarket and the Bank of America. The loan bears interest at LIBOR (5.75% as of May 8, 1997) plus 2% plus certain fees. In January 1997 the loan was amended to reflect Newmarket's favorable acceptance of a British sale-leaseback transaction in connection with the film. In return, Newmarket secured a second-position interest in the bank account holding the remaining net proceeds of the sale-leaseback. Additional provisions of the amendment extended the maturity date to December 31, 1997 and revised the related loan repayment schedule. Newmarket also has a profit participation in the film.

	In April 1996, a production loan was obtained from Imperial Bank in the aggregate available amount of $5,100,000 to cover a portion of the production budgets of the Magic Adventures home video series. The loan bears interest at prime (8.50% as of May 14, 1997) plus 1.50% payable monthly, plus certain fees. The loan is secured by the rights, title and all assets related to the film series. The loan matures in November 1997.

	In February 1997, a new production loan was obtained from Paribas by a consolidated entity in the amount of $6,300,000 to cover the production of the feature film Basil. In connection with obtaining this loan, the Company entered into an accomodation security agreement as sales agent for the picture and provided a guarantee in the amount of $1,000,000. The loan bears interest at the Company's option at LIBOR (5.75% as of May 8, 1997) plus 2.50% or prime (8.50% as of May 14, 1997) plus 1/2%, plus certain fees. The loan is secured by all of the Company's interests in the production. The loan matures in November 1997. In accordance with the requirements of the Chase loan facility, the Company obtained the consent of Chase to enter into this production loan agreement with Paribas.

	In May 1996, the Company and Decade entered into an agreement to produce four theatrical action motion pictures.  The motion pictures will be produced, subject to approval by the Company of certain creative aspects of such movies, by Decade and executive produced by Joel Silver and Richard Donner.
Under the agreement, the Company has agreed to guarantee payment up to
$3,200,000 per picture payable upon the delivery of the "mandatory  delivery items" (as defined in such agreement) for each picture in in exchange for foreign distribution rights.  The agreement may be extended, at Decade's option, to include a fifth picture.  The initial film under the agreement is
Double Tap starring Heather Locklear and Stephen Rea, which is currently expected to be delivered in calendar 1997.  The Company's guarantee for Double
Tap is $2,450,000.

 In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 in exchange for distribution rights to certain third party feature films. August is majority owned by Gregory Cascante, who served as President of the Company's international film distribution division from September 1994 until April 1,1997. The loan bears interest at the lesser of
(a) prime (8.50% at May 14, 1997) plus 2% or (b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films Sleep With Me, Lawnmower Man II and Nostradamus. While the right of August to receive such commissions on the film Lawnmower Man II is subordinate to the interests of the film's production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to a certain extent. Repayment of principal and interest is by collection of commissions assigned as collateral. The loan matured in December 1996. In February 1997, the Company agreed to extend the maturity date until December 1997. August thereupon paid $100,000 as a partial repayment. August has agreed to make additional $25,000 principal plus interest payments quarterly. The first quarterly payment has been received by the Company. As of March 31, 1997 the Company had been paid $317,000 of interest and principal and $440,000 principal amount remained outstanding.
The Company is currently negotiating a possible extension of the repayment terms of the loan with August.

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


<Page.
                              SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE KUSHNER-LOCKE COMPANY
                                 (Registrant)



Dated: May 14, 1997               /S/  DONALD KUSHNER

                                  Donald Kushner
                                  Co-Chairman of the Board,
                                  Co-Chief Executive Officer
                                  and Secretary




Dated: May 14, 1997               /S/  ROBERT SWAN

                                  Robert Swan
                                  Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibits:
10.65	      Waiver regarding the production financing of the motion picture
            "Basil" of the Credit, Security, Guaranty 	and Pledge Agreement,
            dated as of June 19, 1996, among the Kushner-Locke Company, the
            Guarantors	referred to therein, the Lenders referred to therein,
            and The Chase Manhattan Bank, N.A., (formerly	known as Chemical
            Bank), as Agent.

10.66	      Amendment No. 2 dated as of March 31, 1997 to the Credit,
            Security, Guaranty and Pledge Agreement dated	as of June 19, 1996,
            as amended as of November 25, 1996, among The Kushner-Locke
            Company, the Guarantors named therein, the Lenders referred to therein and The Chase Manhattan Bank (formerly known as Chemical
	           Bank),, as Agent and as Fronting Bank for the Lenders

                                                      EXHIBIT 10.65


                                  								as of February 21, 1997

The Kushner-Locke Company
11601 Wilshire Boulevard, 21st Floor
Los Angeles, California  90025

Dear Sirs:

		Reference is hereby made to that certain Credit, Security, Guaranty and
Pledge Agreement, dated as of June 19, 1996 (as the same has been, and may be, amended, supplemented or otherwise modified, renewed or replaced from time to time, the "Credit Agreement"), among The Kushner-Locke Company (the
"Borrower"), the Guarantors referred to therein, the Lenders referred to therein, and The Chase Manhattan Bank (formerly known as Chemical Bank), as
Agent.  Capitalized terms used herein and not otherwise defined are used herein as defined in the Credit Agreement.

		You have advised the Agent that (i) you are in the process of consummating a transaction (the "Loan") in connection with the financing of the theatrical motion picture tentatively entitled "Basil" (the "Picture") which is being produced by a Special Purpose Producer named Dayton Way Pictures VI, Inc. (the
"Producer"), (ii) Kushner-Locke International ("KLI") will be the sales agent for the Picture, (iii) the Borrower will provide a $1,000,000 guaranty as contemplated by Section 6.1 (g) of the Credit Agreement.  In connection therewith, you have requested that the Lenders authorize and direct the Agent to enter into an agreement (the "Subordinated Agreement") with the production lender, Banque Paribas, Los Angeles Agency ("Paribas") in connection with the
Loan (i) consenting to the execution and delivery by the Producer, the
Borrower and/or KLI of the loan, guaranty and security documents relating to the Loan and to the grant by the Producer, the Borrower and/or KLI of a security interest to Paribas, in all of their right, title and interest, if any, in and to the Picture and (ii) whereby the interest of the Lenders in and to the Picture, including without limitation, any proceeds derived with respect to the exploitation of the Picture, shall be subordinate to the interests of Paribas until all the obligations of the Producer, the Borrower and KLI in connection with the Loan have been indefeasibly performed and paid in full.  You have also requested that the Lenders waive any non-compliance by the Borrower and KLI with Credit Agreement solely with respect to the production financing for the Picture.

		Each of the undersigned hereby agrees to such consent and waiver and authorizes and direct the Agent to enter into the Subordination Agreement (in such form as the Agent may deem appropriate).

		By execution hereof, the Borrower hereby represents and warrants that as of the date hereof, there exists no Default or Event of Default.

		This waiver may be executed in counterparts, each of which shall constitute an original, but all of which when taken together, shall constitute one and the same instrument.

		This waiver shall become effective when the Agent shall have received executed counterparts of this waiver which, when taken together, bear the signatures of all of the Lenders and all the Credit Parties.

		This waiver shall not be construed as extending to any other matter, similar or dissimilar, or entitling the Credit Parties to any future waivers regarding similar matters or otherwise.

		Except to the extent expressly set forth above, this letter does not constitute a waiver or modification of any provision of the Credit Agreement or a waiver of any Default or Event of Default, whether or not known to the
Agent or the Lenders.  Except as expressly modified herein, all terms of the
Credit Agreement remain in full force and effect.

          		THIS WAIVER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

                                 					Very truly yours,

                                 					THE CHASE MANHATTAN BANK
					                                 (formerly known as Chemical Bank),
                                 					individually and as Agent


                                						/S/  ANN B. KERNS
					                                 By:
					                                 Name:  ANN B. KERNS
					                                 Title:  VICE PRESIDENT




                                 					DE NATIONALE INVESTERINGSBANK N.V.


                                						/S/  ERIC H. SNATERSE
					                                 By:
					                                 Name:  ERIC H. SNATERSE
					                                 Title:  GENERAL MANAGER


                                						/S/  LARS VAN 'D HOENDERDAAL
					                                 By:
					                                 Name: LARS VAN 'D HOENDERDAAL
					                                 Title: SENIOR ACCOUNT MANAGER


                                 					COMERICA BANK -- CALIFORNIA


                                						/S/  D. JEFFREY ANDRICK
					                                 By:
					                                 Name:  D. JEFFREY ANDRICK
					                                 Title:  VICE PRESIDENT

AGREED TO BY:

THE KUSHNER-LOCKE COMPANY
KL PRODUCTIONS, INC.
KL INTERNATIONAL, INC.
ACME PRODUCTIONS, INC.
KUSHNER-LOCKE PRODUCTIONS, INC.
THE RELATIVES COMPANY
POST AND PRODUCTION SERVICES, INC.
K-L ENTERTAINMENT, INC.
INTERNATIONAL COURTROOM NEW SERVICE
FAMILY PICTURES, INC.
TROPICAL HEAT, INC.
KL SYNDICATION, INC.
ANDRE PRODUCTIONS, INC.
TKLC NO. 2, INC.
TWILIGHT ENTERTAINMENT, INC.
KLC FILMS, INC.
KL FEATURES, INC.
KLF GUILD CO.
KLF DEVELOPMENT CO.
KLTV GUILD CO.
KLTV DEVELOPMENT CO.
KUSHNER-LOCKE INTERNATIONAL, INC.
KL INTERACTIVE MEDIA, INC.


     /S/  DONALD KUSHNER
By
     Name:  Donald Kushner
     Title:


KLC/NEW CITY
By its General Partner
THE KUSHNER-LOCKE COMPANY


     /S/  DONALD KUSHNER
By
     Name:  Donald Kushner
     Title:


DAYTON WAY PICTURES, INC.
DAYTON WAY PICTURES II, INC.
DAYTON WAY PICTURES III, INC.
DAYTON WAY PICTURES IV, INC.
FW COLD CO., INC.


     /S/  ALAN ABRAMS
By
     Name:  Alan Abrams
     Title:  President

					                                            EXHIBIT 10.66


                  AMENDMENT NO. 2 dated as of March 31, 1997 to the Credit, Security, Guaranty and Pledge Agreement dated as of June 19, 1996, as amended as of November 25, 1996, among THE KUSHNER-LOCKE COMPANY (the "Borrower"), the Guarantors named therein, the Lenders referred to therein and THE CHASE MANHATTAN BANK (formerly known as Chemical Bank), as Agent and as Fronting Bank for the Lenders (the "Agent") (as heretofore amended, the "Credit Agreement").


                           INTRODUCTORY STATEMENT

	The Lenders have made available to the Borrower a revolving credit facility pursuant to the terms of the Credit Agreement.

	The Borrower, the Guarantors, the Lenders and the Agent have agreed to make revisions to the Credit Agreement, all on the terms and subject to the conditions hereinafter set forth.

	Therefore, the parties hereto hereby agree as follows:

	Section 1.  Defined Terms.  Capitalized terms used herein and not otherwise defined herein shall have the meaning given them in the Credit Agreement.

	Section 2.  Amendments to the Credit Agreement.  Subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, the Credit
Agreement is hereby amended as of the Effective Date (as hereinafter defined)
as follows:

	(A)  Section 6.19 of the Credit Agreement is hereby amended in its entirety to read as follows:

	"Section 6.19.  EBIT to Interest Expense Ratio.

	Permit the ratio of EBIT to Consolidated Interest Expense at the end of any
rolling fourth quarter period ending on or during any period set forth below, to exceed the ratio set forth below across from such period:

	Period					                         Ratio

	Closing Date through 9/30/97		      1.2:1
	10/1/97 and thereafter			           1.75:1"

	Section 3.  Conditions to Effectiveness.  The effectiveness of this Amendment is subject to the satisfaction in full of each of the conditions precedent set forth in this Section 3 (the first date on which all such conditions have been satisfied being herein called the "Effective Date"):

	(A)  the Agent shall have received counterparts of this Amendment which, when taken together, bear the signatures of the Borrower, each Guarantor, the Agent and such of the Lenders as are required by the Credit Agreement;

	(B) all legal matters incident to this Amendment shall be satisfactory to Morgan, Lewis & Bockius LLP, counsel for the Agent.

	Section 4.  Representations and Warranties.  Each Credit Party represents and warrants that:

	(A) after giving effect to this Amendment, the representations and warranties contained in the Credit Agreement are true and correct in all material respects on and as of the date hereof as if such representations and warranties had been made on and as of the date hereof (except to the extent that any such representations and warranties specifically relate to an earlier date); and

	(B) after giving effect to this Amendment, no Event of Default or Default will have occurred and be continuing on and as of the date hereof.

	SECTION 5.  Further Assurances.  At any time and from time to time, upon the
Agent's request and at the sole expense of the Credit Parties, each Credit
Party will promptly and duly execute and deliver any and all further instruments and documents and take such further action as the Agent reasonably deems necessary to effect the purposes of this Amendment.

	Section 6. Fundamental Documents. This Amendment is designated a Fundamental Document by the Agent.

	Section 7.  Full Force and Effect.  Except as expressly amended hereby, the
Credit Agreement and the other Fundamental Documents shall contain in full force and effect in accordance with the provisions thereof on the date hereof.
As used in the Credit Agreement, the terms "Agreement", "this Agreement",
"herein", "hereafter", "hereto", "hereof", and words of similar import, shall, unless the context otherwise requires, mean the Credit Agreement as amended by this Amendment.

	Section 8. APPLICABLE LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

	Section 9. Counterparts. This Amendment may be executed in two or more counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one instrument.

	Section 10.  Expenses.  The Borrower agrees to pay all out-of-pocket expenses incurred by the Agent in connection with the preparation, execution and delivery of this Amendment, including, but not limited to, the reasonable fees and disbursements of counsel for the Agent.

	Section 11.  Headings.  The headings of this Amendment are for the purposes of reference only and shall not affect the construction of or be taken into consideration in interpreting this Amendment.


	IN WITNESS WHEREOF, the parties hereby have caused this Amendment to be duly executed as of the date first written above.

                      					BORROWER:

                      					THE KUSHNER-LOCKE COMPANY


                           /S/ BRUCE ST.J LILLISTON
					                      By:
					                      Name:  Bruce St.J Lilliston
					                      Title:

					GUARANTORS:

					KL PRODUCTIONS, INC.
					KL INTERNATIONAL, INC.
					ACME PRODUCTIONS, INC.
					KUSHNER-LOCKE PRODUCTIONS, INC.
					THE RELATIVES COMPANY
					POST AND PRODUCTION SERVICES, INC.
					K-L ENTERTAINMENT, INC.
					INTERNATIONAL COURTROOM NEW
					SERVICE
					FAMILY PICTURES, INC.
					TROPICAL HEAT, INC.
					KL SYNDICATION, INC.
					ANDRE PRODUCTIONS, INC.
					TKLC NO. 2, INC.
					TWILIGHT ENTERTAINMENT, INC.
					KLC FILMS, INC.
					KL FEATURES, INC.
					KLF GUILD CO.
					KLF DEVELOPMENT CO.
					KLTV GUILD CO.
					KLTV DEVELOPMENT CO.
					KUSHNER-LOCKE INTERNATIONAL, INC.
					KL INTERACTIVE MEDIA, INC.


     /S/ BRUCE ST.J LILLISTON
					By
					     Name:  Bruce St.J Lilliston
					     Title:


					KLC/NEW CITY
					By its General Partner
					THE KUSHNER-LOCKE COMPANY


     /S/ BRUCE ST.J LILLISTON
					By
					     Name:  Bruce St.j Lilliston
					     Title:


					DAYTON WAY PICTURES, INC.
					DAYTON WAY PICTURES II, INC.
					DAYTON WAY PICTURES III, INC.
					DAYTON WAY PICTURES IV, INC.
					FW COLD CO., INC.


     /S/ ALAN ABRAMS
					By
					     Name:  Alan Abrams
					     Title:  President


LENDERS:

Executed in	          			THE CHASE MANHATTAN BANK
New York, New York			    (formerly known as Chemical Bank),
on May   , 1997 		       individually and as Agent


                         /S/ MARY E. BACON
					                    By:
					                    Name:  Mary E. Bacon
					                    Title:  Vice President

                    					DE NATIONALE INVESTERINGSBANK N.V.


                         /S/ E. H. SNATERS
					                    By:
					                    Name:   E. H. Snaterse
					                    Title:  Vice President


                         /S/ J. L. J. M. VAN REISEN
					                    By:
					                    Name: J. L. J. M. Van Reisen
					                    Title:  Vice President


                    					COMERICA BANK -- CALIFORNIA


                         /S/ D. JEFFREY ANDRICK
					                    By:
					                    Name:  D. Jeffrey Andrick
					                    Title:  Vice President