Form 10-Q
period 1997-06-30
KUSHNER LOCKE CO
filed 1997-08-15
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the quarter ended June 30, 1997	Commission File No.  0-17295

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

Yes  X          No


There were 54,537,620 shares of outstanding Common Stock of the Registrant as of August 14, 1997.

Total number of pages: 25.					       Exhibit Index begins on page 20.

                        THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
Form 10-Q for the Quarter ended June 30, 1997

INDEX


Part I.   FINANCIAL INFORMATION



Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	Condensed Consolidated Statements of Earnings
	Condensed Consolidated Statements of Cash Flows
	Condensed Consolidated Statements of Stockholders' Equity
	Notes to Condensed Consolidated Financial Statements


Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations


Item 3.		Not applicable.

Part II.   OTHER INFORMATION



Items 1 through 5.   Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

	(a) Exhibits:	10.67
			________________

	(b) Reports on Form 8-K: None

                                 PART I
Item 1.

                      THE KUSHNER-LOCKE COMPANY
                          AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets


                                  Assets

                                      June 30,         September 30,
                                        1997                1996
                                     -------------      -----------
                                     (unaudited)

Cash and cash equivalents               $6,549,000       $7,091,000
Reserved cash                              105,000        4,126,000
Restricted cash                          1,861,000          419,000
Accounts receivable, net of
   allowance for doubtful accounts      31,212,000       22,885,000
Due from affiliates                      1,065,000        1,238,000
Notes receivable from related party        440,000          540,000
Film and television property costs,
net of accumulated amortization         66,864,000       58,463,000
Other assets                             3,845,000        5,390,000
                                      ------------    -------------
                                      $111,941,000    $ 100,152,000
                                      ============    =============

                   Liabilities and Stockholders' Equity

Accounts payable and accrued
   liabilities                       $   2,398,000  $    3,277,000
Notes payable                           45,174,000      41,481,000
Deferred film license fees               7,456,000       3,460,000
Contractual obligations, principally
   participants' share payable and
   talent residuals                      2,494,000       3,512,000
Production advances                      6,391,000       2,133,000
Convertible subordinated debentures,
   net of deferred issuance costs       11,578,000      12,039,000
                                       -----------     -----------
	Total liabilities                      75,491,000      65,902,000
                                       -----------     -----------
Stockholders' equity:

  Common stock, no par value.
    Authorized 150,000,000 shares,
    issued and outstanding 54,537,620
    shares at June 30, 1997  and
    52,665,248 shares at September
    30, 1996                            38,760,000      37,650,000
  Accumulated deficit                   (2,310,000)     (3,400,000)
                                      ------------    ------------
	Total stockholders' equity             36,450,000      34,250,000
                                      ------------    ------------
                                      $110,956,000    $100,152,000
                                      ============    ============

   See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
               Condensed Consolidated Statements of Earnings
                               (unaudited)

                             Three Months Ended        Nine Months Ended
                                  June 30,                  June 30,
                             ------------------        -----------------
                              1997        1996           1997         1996
                          -----------  -----------   ------------  -----------

Operating revenues        $13,413,000  $28,983,000   $41,667,000  $58 320,000
Costs related to
   operating revenues     (10,375,000) (26,294,000)  (34,074,000) (50,659,000)
Selling, general and
administrative expenses    (1,082,000)    (900,000)   (3,375,000)  (2,868,000)
                          -----------   ----------    ----------   ----------
  Earnings from
    operations              1,956,000    1,789,000     4,218,000    4,793,000

Interest income                11,000       83,000        50,000      143,000
Interest expense           (1,059,000)  (1,330,000)   (3,155,000)  (3,184,000)
                          -----------   ----------    ----------   ----------
  Earnings before income
   taxes and
   extraordinary item         908,000      542,000     1,113,000    1,752,000

Income taxes                   (6,000)     (16,000)      (23,000)     (36,000)
                          -----------   ----------    ----------    ---------
  Earnings before
    extraordinary item        902,000      526,000     1,090,000    1,716,000

Extraordinary item:
  Costs associated with
    repayment of credit
    facility                      ---     (250,000)          ---     (300,000)
                           ----------    ---------    ----------   ----------
  Net earnings               $902,000     $276,000    $1,090,000   $1,416,000
                           ==========    =========    ==========   ==========

Earnings per common and
  common equivalent
  share:
    Before extraordinary
      item                    $  0.02      $  0.01       $  0.02      $  0.05
      Extraordinary item          ---         (---)          ---        (0.01)
                              -------      -------       -------      -------
      Net earnings            $  0.02      $  0.01       $  0.02      $  0.04
                              =======      =======       =======      =======
Weighted average number
  of common and common
  equivalent shares
  outstanding              54,363,000   39,190,000    53,363,000   37,034,000
                           ==========   ==========    ==========   ==========

    See accompanying notes to condensed consolidated financial statements.

                          THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                (unaudited)

                                                   Nine Months Ended June 30,
                                                  --------------------------
                                                       1997           1996
                                                  ------------    -----------

Cash flows from operating activities:

  Net earnings                                      $1,090,000   $  1,416,000
  Adjustments to reconcile net earnings
    to net cash used by operating
    activities:
     Amortization of film costs                     33,567,000     50,496,000
     Depreciation and amortization                     141,000        101,000
     Amortization of other assets                      737,000        365,000
  Changes in assets and liabilities:
	    Reserved and restricted cash                   (1,442,000)    (1,794,000)
     Accounts receivable, net                       (8,327,000)   (12,865,000)
     Due from affiliates                               273,000        341,000
     Increase in film and television
       property costs                              (41,499,000)   (41,759,000)
     Accounts payable and accrued liabilities         (879,000)     2,041,000
     Deferred film license fees                      3,996,000      3,192,000
     Contractual obligations                        (1,018,000)     3,580,000
     Production advances                             4,258,000    (14,342,000)
                                                    ----------     ----------
  Net cash used by operating activities             (9,103,000)    (9,228,000)
                                                    ----------     ----------
Cash flows from investing activities:
    Decrease in other assets                           832,000        166,000
                                                    ----------     ----------
  Net cash provided by investing activities            832,000        166,000
                                                    ----------     ----------
Cash flows from financing activities:
    Borrowings under notes payable                  27,296,000     21,747,000
    Repayment of notes payable                     (19,582,000)   (15,000,000)
    Issuance of debentures                                 ---      1,307,000
    Exercise of debenture conversion options               ---        (55,000)
    Exercise of stock options                              ---        412,000
    Other                                               15,000            ---
                                                     ---------      ---------
   Net cash provided by financing activities         7,729,000      8,411,000
                                                     ---------      ---------
   Net decrease in cash and cash equivalents          (542,000)      (651,000)

Cash and cash equivalents at beginning of period     7,091,000      3,139,000
                                                     ---------      ---------
Cash and cash equivalents at end of period          $6,549,000     $2,488,000
                                                     =========      =========

Supplemental disclosure of non-cash investing and financing activities:

(1)	During the nine months ended June 30, 1997, $667,000 of convertible subordinated debentures before unamortized issuance costs of $64,000 were converted into 507,372 shares of common stock.

(2)	During the nine months ended June 30, 1996, $3,586,000 of convertible subordinated debentures before unamortized capitalized issuance costs of $315,000 were converted into 3,662,411 shares of Common Stock.

(3)	During the nine months ended June 30, 1996,  631,733 shares of Common
Stock, valued at $750,000, were issued related to interest on the bridge notes.

(4)	During the three months ended June 30, 1996, $1,960,000 of bank fees were financed by the bank.

   See accompanying notes to condensed consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                               AND SUBSIDIARIES
             Condensed Consolidated Statement of Stockholders' Equity
                        Nine Months ended June 30, 1997
                                 (unaudited)

                            Number of    Common     Accumulated
                              shares      Stock       deficit        Total
                           ----------   ----------   ----------    ----------
Balance at September 30,
  1996                     52,665,248  $37,650,000  $(3,400,000)  $34,250,000

Conversions of
  convertible debentures      507,372       613,000          ---      613,000

Issuance of shares for
  increased investment in
  KL / New City             1,365,000       469,000          ---      469,000

Other                             ---        28,000          ---       28,000

Net earnings                      ---           ---    1,090,000    1,090,000
                           ----------    ----------   ----------   ----------
Balance at June 30, 1997   54,537,620   $38,760,000  $(2,310,000) $36,450,000
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

	Generally, theatrical films are first distributed in the theatrical and home video markets.  Subsequently, theatrical films are made available for world-wide television network exhibition or pay television, television syndication and cable television.  Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication or cable television.  Certain series are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video.  The revenue cycle generally extends 7 to 10 years on film and television product.

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

	The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1997, the results of its operations for the six month periods ended June 30, 1997 and 1996, and its cash flows for the six month periods ended June 30, 1997 and 1996. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

	Restricted and Reserved Cash

	As of June 30, 1997,  the Company held $1,861,000 in restricted cash related to advances made by the Company which are held in escrow accounts as collateral by financial institutions providing production loans to affiliated film producers for the acquisition of distribution rights, and a deposit with a British bank pursuant to a feature film sale/leaseback transaction.  In addition, as of June 30, 1997, the Company held $105,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

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

	Earnings Per Share

	Earnings per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The inclusion of the additional shares, assuming the conversion of the Company's convertible subordinated debentures, would have been anti-dilutive for the three month and nine month periods ended June 30, 1997 and June 30, 1996.

(2)	Film and Television Property Costs

	Film and television property costs consist of the following:

                                               June 30,       September 30,
                                                1997              1996
                                             ----------        -----------
                                             (unaudited)

In process or development                    $14,071,000        $16,527,000

Released, principally feature films and
  television productions, net of
  accumulated amortization                    52,793,000         41,936,000
                                              ----------         ----------
                                             $66,864,000        $58,463,000
                                              ==========         ==========

(3)	Notes Payable

	Notes payable are comprised of the following:


                                                    June 30,   September 30,
                                                      1997         1996
                                                   -----------  -----------
                                                   (unaudited)
Note payable to bank, under the revolving
  credit facility secured by substantially
  all Company assets, interest at varying
  rates, outstanding principal balance due
  June 25, 1999                                  $38,964,000    $29,037,000

Notes payable to banks and/or financial
  institutions consisting of three
  production loans secured by certain film
  rights held by producers, at varying
  interest rates for each loan                     6,210,000     12,444,000
                                                  ----------     ----------
                                                 $45,174,000    $41,481,000
                                                  ==========     ==========

                          THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

(4)	Convertible Subordinated Debentures

	Convertible subordinated debentures are comprised of the following:


                                                   June 30,   September 30,
                                                     1997         1996
                                                  ----------    ----------
                                                 (unaudited)

Series A Convertible Subordinated Debentures
  due December 15, 2000, bearing interest at
  10%, net of unamortized issuance costs and
  warrants of $7,000 and $9,000, respectively           $70,000      $68,000

Series B Convertible Subordinated Debentures
  due December 15, 2000, bearing interest at
  13-3/4%, net of unamortized issuance costs
  of $233,000 and $284,000, respectively              3,014,000    2,976,000

8% Convertible Subordinated Debentures due
  December 15, 2000, net of unamortized
  issuance costs of $316,000 and $396,000,
  respectively                                        4,684,000    4,821,000

9% Convertible Subordinated Debentures due
  July 1, 2002, net of unamortized issuance
  costs of $290,000 and $376,000,
  respectively                                       3,810,000     4,174,000
                                                    ----------    ----------
                                                   $11,578,000   $12,039,000
                                                    ==========    ==========

	Series A Debentures

	As of June 30, 1997 the Company had outstanding $77,000 principal amount of
Series A Debentures.  The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $7,000.  Approximately $2,000 of issuance costs were amortized to interest expense for the nine months ended June 30, 1997.

	Series B Debentures

	As of June 30, 1997 the Company had outstanding $3,247,000 principal amount of Series B Debentures due 2000.  The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $233,000.  Approximately $51,000 of issuance costs were amortized as interest expense for the nine months ended  June 30, 1997.

	8% Debentures

	As of June 30, 1997, the Company had outstanding $5,000,000 principal amount of 8% Debentures.  The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $316,000.
Approximately $64,000 of issuance costs were amortized as interest expense for the six months ended June 30, 1997.  During the nine months ended June 30,
1997, $217,000 principal amount of 8% debentures were converted into common stock.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Continued)

(4)	Convertible Subordinated Debentures (Continued)

	9% Debentures

	As of June 30,1997, the Company had outstanding $4,100,000 principal amount of 9% Debentures.  The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $290,000.
Approximately $48,000 of issuance costs were amortized as interest expense for the six months ended June 30, 1997.  During the nine months ended June 30,
1997, $450,000 principal amount of 9% debentures were converted into common stock.


(5)	Income Taxes

	Income taxes for the nine month periods ended June 30, 1997 and 1996 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that most taxable income for the fiscal year will be offset by a deferred tax asset which will result in an effective federal tax rate of approximately 2%.

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

	In January 1997 the Company sold its ownership of The Adventures of Pinocchio to an unrelated British corporation ("Lessor") and concurrently leased the film back pursuant to a 12 year lease with option to repurchase the film at the end of the lease period.  The Company's entitlement to its distribution rights and revenues was unchanged by these transactions.  A substantial portion of the sale proceeds was placed on deposit with a British bank to fund the lease payments.  An additional portion of the sale proceeds was also placed on deposit with a British bank to be used as security for an indemnification as to the lease payments to be made by the Company.  Depending on the level of the British corporate tax rate over various time periods, the
Company could be liable for additional payments or entitled to a return of this security deposit, which is included in restricted cash.  This sale-leaseback transaction may be unwound by the Lessor in certain circumstances.  In such event the Company could be liable for certain unwind costs which could be substantial.  Based upon advice received from a reputable
British legal counsel, management of the Company believes it is unlikely that the transaction will be unwound, although there can be no assurance that this contingency will not occur.

	In its normal course of business as an entertainment distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation.  This initial advance for rights ranges from
10% to 30% of the total purchase price.  The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film or video materials and proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product.  As of  June 30, 1997 the Company had made contractual agreements for an aggregate of approximately $10,005,000 in payments due should those third party producers complete delivery to the Company.  These amounts are estimated to be payable over the next eighteen months.

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

Forward Looking Statements

	Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustments of film costs, dependence on key personnel, production deficits, the risk involved in the television and theatrical film industries, competition, government regulation, labor relations, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-2 (Registration No. 333-05089), as declared effective on July 24, 1996, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

Results of Operations

	Comparison of Three Months Ended June 30, 1997 and 1996

	Operating revenues for the quarter ended June 30, 1997 were $13,413,000, a decrease of $15,570,000 (54%) from the prior fiscal year's third quarter. Principally affecting the comparability of operating revenues is the timing of delivery of significant films and television programs, and in particular the recognition of the major theatrical release of The Adventures of Pinocchio in 1996, with no comparable major film release in the current period.

	The Company recognized $8,208,000 (61%) of revenues during the third quarter of fiscal 1997 from the delivery of four episodes of the ABC network series
Gun, including episodes starring Jennifer Tilly, Randy Quaid and Darryl
Hannah, the delivery of the pilot episode of Cracker to ABC under a network series order announced in May 1997, and deliveries of additional episodes of the one-hour first-run syndication series Could It Be A Miracle.  ABC aired the Gun episodes in April and May 1997.  Revenues of $2,052,000 (15%) came from deliveries in the Company's family division of direct-to-video product, principally including net profits from one of the Company's joint ventures which delivered two animated feature films to Buena Vista Home Video, a division of the Walt Disney Company, entitled Brave Little Toaster Goes to
Mars and Brave Little Toaster Goes to School.  Those titles are sequels to the successful direct-to-video title The Brave Little Toaster.  In addition, the
Company recognized $1,115,000 (8%) of revenues this quarter from distribution to domestic cable for films acquired through its majority-owned subsidiary
KLC/New City.  Remaining revenues came from continued exploitation of feature films released earlier this fiscal year and from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

	Operating revenues for the third quarter of fiscal 1996 included $15,793,000
(54%) from the delivery of the major theatrical film The Adventures of
Pinocchio starring Martin Landau and Jonathan Taylor Thomas, two CBS network movies entitled Princess in Love and Every Woman's Dream, and a pilot for ABC
entitled The Gun.   Additionally, $3,122,000 (11%) was recognized from
continuing licenses of completed product from the Company's library to domestic cable channel operators, and the balance from delivery and/or availability of various product from the Company's library.  A Christian music infomercial produced by the Company's TVFirst partnership began its national rollout during the third fiscal quarter of 1996.

	In various stages of production for the Company's 1997 and 1998 slates are
(a) the ABC prime time network series Cracker, being produced by a joint venture under a 13 episode order, (b) the feature film Basil starring
Christian Slater, Claire Forlani and Jared Leto, due to be released in the fourth quarter of 1997, (c) the feature film Beowolf starring Christopher
Lambert, and (d) five additional titles of the direct-to-video Magic
Adventures series. Other television programs in production for 1997 include a half-hour series presently airing on HBO which the Company will also be distributing to international and other domestic markets. In addition, the Company continues in production on Mowgli's Jungle Book, including 13 half-hour episodes for the Fox Network and 26 episodes for an international distributor. Furthermore, the Company continues to acquire domestic cable rights for films for distribution through KLC/New City and the international distribution rights to films for distribution through Kushner Locke
International, Inc. The Company has acquired international distribution rights to two feature films which are starting production, One Man's Hero, starring Tom Berenger, and Minion, starring Dolph Lundgren. The Company is commencing foreign distribution of the film Double Tap starring Heather
Locklear and Stephen Rea, and executive produced by Joel Silver and Richard Donner, which was delivered to the Company in July 1997.

	Costs relating to operating revenues were $10,375,000 during the third quarter of fiscal 1997 as compared to $26,294,000 during the third quarter of fiscal 1996. As a percentage of operating revenues, costs relating to operating revenues were 77% for the third quarter of fiscal 1997 compared to approximately 91% for the third quarter of fiscal

1996.  The decreased
percentage in 1997 principally reflects the Company's recognition in operating revenues of its proportionate share of the net profits from the 1997 joint venture release of the two Brave Little Toaster sequels, with no corresponding cost of revenue to be recognized.

	Selling, general and administrative expenses increased to $1,082,000 in the third quarter of fiscal 1997 from $900,000 in the third quarter of fiscal
1996.  The 20% increase in such expenses is principally due to increased personnel costs.

	Interest expense for the third quarter ended June 30, 1997 was $1,059,000 as compared to $1,330,000 for the third quarter ended June 30, 1996.  The decrease was attributable to lower average interest rates incurred.  Total indebtedness for borrowed money increased to $56,752,000 at June 30,1997 from
$53,186,000 at June 30, 1996.

	The Company's effective income tax rate was 1% for the third quarter ended June 30,1997 compared to an effective income tax rate of 3% for the quarter ended June 30, 1996. Income tax expense in third quarter of fiscal 1997 consisted of estimated state income and federal alternative minimum taxes.

	The Company reported net earnings of $902,000 ($0.02 per share) for the third quarter ended June 30, 1997, an increase of $626,000 or 227%  as compared to net earnings of $276,000 ($0.01 per share) for the third quarter ended June
30, 1996.  The 1996 amounts are reported after recognizing an extraordinary
$250,000 charge to earnings for costs associated with the credit facility which was repaid in June 1996.  The weighted average number of common shares for the compared third quarters were 54,363,000 in 1997 and 39,190,000 in
1996.

	Comparison of Nine Months Ended June 30, 1997 and 1996

	Operating revenues for the nine months ended June 30, 1997 were $41,667,000, a decrease of $16,653,000 (29%) from the prior fiscal year's nine month period.  Affecting the comparability of operating revenues is the timing of delivery of significant films and television programs, and in particular the recognition of the major theatrical release of The Adventures of Pinocchio in
1996, with no comparable major film release in the current period.

	The Company recognized  $7,719,000 (19%) of revenues during the nine months ended June 30, 1997 from the delivery and/or availability of four feature films.  In addition, the Company recognized $20,069,000 (48%) of revenues during the nine months ended June 30, 1997, including revenues from the delivery and/or availability of the pilot of the ABC network series Cracker, which is airing this Fall on the ABC network under a 13 episode order,  four hours of the ABC network series Gun, movies of the week entitled Jack Reed V:
Death and Vengeance to the NBC network and Unlikely Angel to the CBS network, and  the one-hour first-run syndication series Could It Be A Miracle. Revenues of $6,260,000 (15%) came from the Company's family division of direct-to-video product. Two animated feature films for Buena Vista Home Video, a division of the Walt Disney Company, entitled Brave Little Toaster Goes to Mars and Brave
Little Toaster Goes to School, that are sequels to the successful direct-to-video title The Brave Little Toaster.  In addition, the Company recognized $3,364,000 (8%) of revenues from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City.  Remaining revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

	Operating revenues for the nine months ended June 30, 1996 included $23,484,000 (40%) from the delivery of feature films including the delivery of the major theratrical film The Adventures of Pinocchio starring Martin Landau and Jonathan Taylor Thomas, Freeway executive produced by Oliver Stone and starring Kiefer Sutherland, Reese Witherspoon and Brooke Shields, Serpent's Lair starring Jeff Fahey, and The Grave starring Gabrielle Anwar, Eric Roberts and Craig Sheffer. The Company recognized revenues of $19,230,000 (33%) from delivery of three CBS network movies entitled Princess in Love, Every Woman's Dream, and A Husband, A Wife and A Lover, the ABC network mini-series Innocent Victims, and a pilot for ABC entitled The Gun. The balance of revenues were derived from family films released direct-to-video, continuing licenses of completed product from the Company's library to domestic cable channel operators and delivery and availability of various product from the Company's library.

	Costs relating to operating revenues were $34,074,000 during the nine months ended June 30,1997 as compared to $50,659,000 during the nine months ended
June 30, 1996.  As a percentage of operating revenues, costs relating to operating revenues were 82% for the nine months ended June 30,1997 compared to approximately 87% for the nine months ended June 30, 1996. The decreased percentage in 1997 principally reflects the Company's recognition in operating revenues of its proportionate share of the net profits from the 1997 joint venture release of the two Brave Little Toaster sequels, with no corresponding cost of revenue to be recognized.

	Selling, general and administrative expenses increased to $3,375,000 during the nine months ended June 30, 1997 from $2,868,000 during the nine months ended June 30, 1996.  The 18% increase in such expenses is principally due to increased personnel costs in the current fiscal year.

	Interest expense during the nine months ended June 30, 1997 was $3,155,000 as compared to $3,184,000 for the nine months ended June 30, 1996.  The minor decrease was principally attributable to lower average interest rates partially offset by the amortization of issuance costs pertaining to the new line of credit and to somewhat increased borrowings.  Total indebtedness for borrowed money increased to $56,752,000 at June 30,1997 from $53,186,000 at
June 30, 1996.

	The Company's estimated effective income tax rate was 2% for the nine months ended June 30,1997, equal to the estimated effective income tax rate of 2% for the nine months ended June 30, 1996.  Income tax expense for  each nine month period consisted of estimated state income and federal alternative minimum taxes.

	The Company reported net earnings of $1,090,000 ($0.02 per share) for the nine months ended June 30, 1997 as compared to net earnings of $1,416,000
($0.04 per share) for the nine months ended June 30, 1996. Weighted number of common shares for the compared nine month periods were 53,363,000 in 1997 and 37,034,000 in 1996.

Liquidity and Capital Resources

	Cash at June 30, 1997 decreased $3,121,000 to $8,515,000 (including $1,861,000 of restricted cash being used as collateral for certain production loans and held pursuant to a sale/leaseback transaction, and $105,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $11,636,000 (including $419,000 of restricted cash being used as collateral for certain production loans and $4,126,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1996. The decrease was primarily due to investing funds in new projects without drawing down equivalent amounts of unused and available funds under the revolving credit facility. At June 30, 1997 the Company had $858,000 of unused and available funds under its revolving credit facility. As of August 13, 1997 the Company had borrowed $37,746,000, held $901,000 of reserved cash on hand to retire borrowings, and had an additional $2,001,000 of unused and available funds under its revolving credit facility.

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

	The Company experienced net negative cash flows from operating activities of
$9,103,000 during the nine months ended June 30, 1997, resulting primarily from new investments of $41,499,000 in film and television properties, which exceeded the amortization of such costs on completed product and new production advances obtained by $3,674,000.  Net cash inflows from financing activities primarily resulted from net new borrowings under the revolving
credit facility.   As a result primarily of the foregoing factors, net
unrestricted cash decreased during the nine month period by $542,000 to
$6,549,000 on June 30, 1997.  As the Company expands production and distribution activities and increases its debt service burdens, it may experience net negative cash flows from operating activities, pending receipt of licensing and other revenues.

	Credit Facility

	In June 1996, the Company obtained $40,000,000 of revolving credit from a syndicated group of banks led by The Chase Manhattan Bank N.A. ("Chase"). The Company may borrow up to $40,000,000 under the facility based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs, as adjusted. In addition, the Company may allocate a production tranche out of its line of credit for the Company's productions. Such tranche allows the Company to borrow, subject to specified conditions and restrictions, a portion of the production costs not covered by then-existing distribution licenses All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.67% as of August 13, 1997) plus 3% (for that portion of the borrowing base collateralized by accounts or contracts receivable) or 4% (for that portion of the borrowing base collateralized by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is the greater of (a) Chase's Prime Rate (8.50% as of August 13, 1997), (b) Chase's
Base 30-Day CD Rate (5.60% as of August 13, 1997) plus 1% or (c) the Federal Funds Effective Rate (5.50% as of August 13, 1997) plus 1/2% plus 2% (for that portion of the borrowing base collateralized by accounts or contracts receivable) or 3% (for that portion of the borrowing base collateralized by unamortized library film costs or loans made under the production tranche).
The Company is required to pay a commitment fee of 0.5% of the unused portion of the credit line. As of June 30, 1997, the Company had drawn down
$38,964,000 under the credit facility out of a total net borrowing base availability of $39,822,000. As of August 13, 1997 the Company had borrowed $37,746,000, held more than $1,600,000 of unrestricted cash and $901,000 of reserved cash on hand to retire borrowings, and had an additional $2,001,000 of available credit.

	The credit agreement contains various restrictive covenants to which the Company must adhere. These covenants include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead costs and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke and Kushner fails to be the Chief Executive Officer of the Company, or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power).

	Securities Offerings

	During March and April 1994, the Company sold $16,437,000 principal amount of
8% Convertible Subordinated Debentures due 2000.  In connection with the issuance of the 8% Debentures, the Company issued warrants to purchase up to
10% of the aggregate principal amount of Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures.  The 8% Debentures are convertible into shares of common stock at a rate of $.975 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults.  The Company will have the right to redeem the 8%
Debentures at redemption prices commencing at 102.7% of par on or after
February 1, 1998 and declining to par on or after February 1, 2000.  The
Debentures are subordinate in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A and
Series B Debentures.  The fiscal agency agreement, under which the Company's
8% Debentures were issued, contains various covenants to which the Comapny must adhere.

 During July 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance of the 9% Debentures, the Company issued warrants to purchase up to 9% of the aggregate principal amount of the Debentures sold at an exercise price equal to 120% of the principal amount of the Debentures. The 9% Debentures are convertible into shares of common stock at a rate of $1.58 per share, subject to customary anti-dilutive provisions and provisions in the event of certain payment defaults. The Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par on or after July 1, 1998 and declining to par on or after July 1, 2000. The Debentures are subordinated in right of payment to all Senior Indebtedness (as defined) of the Company and rank pari passu with the Company's Series A, Series B and 8% Debentures. The The fiscal agency agreement, under which the Company's 9% Debentures were issued, contains various covenants to which the Company must adhere. As of June 30, 1997, $5,000,000 principal amount of 8% Debentures and $4,100,000 principal amount of 9% Debentures were outstanding. As of June 30, 1997, approximately $77,000 principal amount of Series A Debentures (convertible into common stock at a rate of approximately $1.27 per share) and $3,247,000 of Series B Debentures (convertible into common stock at a rate of approximately $1.54 per share) were outstanding. The Company has the right to redeem the Series A Debentures at redemption prices at 101% of par beginning October 1, 1996 and at par beginning October 1, 1997 and to redeem the Series B Debentures at redemption prices at 101% of par beginning October 1, 1996 and at par beginning October 1, 1997.

	In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters. Since the end of the fiscal year (September 30, 1996), as a result of conversion of certain 8% and 9% Debentures, the number of outstanding shares of common stock has increased by 507,372 shares.

	In May 1996, the Company issued $1,500,000 of short-term bridge notes in a private placement which were repaid in July 1996 in connection with the secondary public offering referred to below.

	In July 1996, the Company completed a secondary public offering of 4,750,000 units, each unit consisting of two shares of Common Stock and one five year
Class C Redeemable Common Stock Purchase Warrant to purchase Common Stock at an exercise price of $1.9375 per share.

	In March 1997 the Company issued 1,365,000 shares of Common Stock to New City
Releasing in exchange for an additional 17.5% interest in its KLC/New City joint venture with New City Releasing.

	Production/Distribution Loans

	The Company's other short term borrowings, totaling $6,210,000 as of June 30,
1997, consisted of production loans from Newmarket Capital Group L.P.
("Newmarket"), Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial
Bank to consolidated production entities.  The Kushner-Locke Company provided limited corporate guarantees for a portion of the Newmarket and Paribas loans which are callable in the event that the production companies do not repay the loans by the respective maturity date.  The balance of the production loans are recourse only to the production entities.  Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the Lenders.  To the extent the collateral value securing the loans exceeds the amount outstanding, the Company may determine in the future to assume such obligations in full under its Chase facility and take title to such assets.

	The table below shows production loans as of June 30, 1997:


                         Original      Amounts             Corporate
Film            Lender  Loan Amount  Outstanding Interest  Guaranty   Maturity
-------        -------- -----------  ----------- --------  --------  ---------

The Adventures
 of Pinocchio  Newmarket $12,500,000    $375,000  7.625%    $375,000  12-31-97

Basil          Paribas     6,300,000   3,344,000  8.125%   1,000,000  11-30-97

Magic
 Adventures    Imperial    5,100,000   2,491,000  10.00%         ---  11-15-97
                          ----------   ---------           ---------
                         $23,900,000  $6,210,000          $1,375,000
                          ==========   =========           =========

	In order to fund the Company's approximately $12,580,000 share of the budgeted negative costs of the motion picture titled The Adventures of Pinocchio, in July 1995 the Company assisted its film production consolidated entity in obtaining loan documentation for $12,500,000 from Newmarket and the Bank of America. The loan bears interest at LIBOR (5.625% as of August 11, 1997) plus 2% plus certain fees. In January 1997 the loan was amended to reflect Newmarket's favorable acceptance of a British sale-leaseback transaction in connection with the film. In return, Newmarket secured a second-position interest in the bank account holding the remaining net proceeds of the sale-leaseback. Additional provisions of the amendment extended the maturity date to December 31, 1997 and revised the related loan repayment schedule. Newmarket also has a profit participation in the film.

	In April 1996, a production loan was obtained from Imperial Bank in the aggregate available amount of $5,100,000 to cover a portion of the production budgets of the Magic Adventures home video series. The loan bears interest at prime (8.50% as of August 11, 1997) plus 1.50% payable monthly, plus certain fees. The loan is secured by the rights, title and all assets related to the film series. The loan matures in November 1997.

	In February 1997, a new production loan was obtained from Bank Paribas by a consolidated entity in the amount of $6,300,000 to cover the Company's production of the feature film Basil.  In connection with obtaining this loan, the

Company entered into an accomodation security agreement as sales agent for the picture and provided a guarantee in the amount of $1,000,000. The loan bears interest at the Company's option at LIBOR (5.625% as of August 11,
1997) plus 2.50% or prime (8.50% as of August 11, 1997) plus 1/2% , plus certain fees. The loan is secured by all of the Company's interests in the production. The loan matures in November 1997. In accordance with the requirements of the Chase loan facility, the Company obtained the consent of
Chase to enter into this production loan agreement with Bank Paribas.   In May
1997 the Company sold an interest in the film and certain distribution rights to a third party in exchange for $2,000,000, the majority of which was used to repay borrowings at Bank Paribas.

	In May 1996, the Company and Decade Entertainment entered into an agreement to produce four theatrical action motion pictures.  The motion pictures will be produced, subject to approval by the Company of certain creative aspects of such movies, by Decade and executive produced by Joel Silver and Richard
Donner.  Under the agreement, the Company has agreed to guarantee payment up to $3,200,000 per picture payable upon the delivery of the "mandatory delivery items" (as defined in such agreement) for each picture in exchange for foreign distribution rights.  The agreement may be extended, at Decade's option, to include a fifth picture.  The initial film under the agreement is
Double Tap starring Heather Locklear and Stephen Rea, which was delivered in
July 1997.  The Company paid its $2,550,000 minimum guarantee for Double Tap at that time.

	In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 in exchange for distribution rights to certain third party feature films. August is majority owned by Gregory Cascante, who served as President of the Company's international film distribution division from September 1994 until April 1,1997. The loan bears interest at the lesser of (a) prime
(8.50% at May 14, 1997) plus 2% or (b) 10%. The loan is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films Sleep With Me, Lawnmower Man II and Nostradamus. While the right of August to receive such commissions on the film Lawnmower Man II is subordinate to the interests of the film's production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to a certain extent. Repayment of principal and interest is by collection of commissions assigned as collateral. The loan matured in December 1996. In February 1997, the Company agreed to extend the maturity date until December 1997. August thereupon paid $100,000 as a partial repayment. August has agreed to make additional $25,000 principal plus interest payments quarterly. The first two quarterly payments have been received by the Company. As of June 30, 1997 the Company had been paid $317,000 of interest and principal and $440,000 principal amount remained outstanding.

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


                                    THE KUSHNER-LOCKE COMPANY
                                    (Registrant)



Dated:  August 14, 1997             /S/  DONALD KUSHNER
                                    ------------------------
                                    Donald Kushner
                                    Co-Chairman of the Board,
                                    Co-Chief Executive Officer
                                    and Secretary




Dated:   August 14, 1997            /S/  ROBERT SWAN
                                    ----------------------
                                    Robert Swan
                                    Chief Financial Officer

                           INDEX TO EXHIBITS

Exhibits:


10.67	   Agreement as of May 1, 1997 between The Kushner-Locke Company and
         Robert  Swan.

                                                               EXHIBIT 10.67



AGREEMENT



	This agreement is entered into as of April 30, 1997 between The Kushner-Locke
Company ("Company") and Robert Swan ("Executive"), based on the following facts:

	A.	Executive is presently employed as Controller of the Company.

	B.	Company is desirous of promoting Executive to the position of Chief
Financial Officer of the Company.

	C.	Executive accepts, in accordance with the terms of this agreement, such employment and responsibilities.

	NOW, THEREFORE, the parties hereto hereby agree as follows:

	1.	Title and Responsibilities.

		A.	Subject to the terms hereof, Company hereby hires Executive and Executive hereby accepts such employment as Chief Financial Officer of the Company.
Executive's responsibilities shall include all usual and customary services required in Executive's job, including without limitation the following:

			(i)	Supervising the financial and accounting staff and the Company's outside accountants in the rendition of their services;

			(ii)	Supervising the implementation and utilization of appropriate financial controls and reporting systems;

			(iii)	Supervising in coordination with the Officers (as defined below) and the Company's counsel and outside accountants, as appropriate, the preparation and filing of the Company's financial public reporting documents and filings as required by law;

			(iv)	Supervising the administration of collections of the Company's receivables and otherwise seeking to maximize the Company's cash flow opportunities;

			(v)	Supervising the structuring, administration of and compliance with the
Company's banking relationships and agreements;

			(vi)	Designing and maintaining appropriate financial models for the projection of the Company's anticipated future activity;

			(vii)	Supervising the Company's financial controls and reporting
arrangements in respect of its continuing joint venture and partnership activities;

			(viii)	In coordination with the Officers, making such presentations and engaging in such consultations with the Company's banks and other financiers as may from time to time be required;

			(ix)	Subject to Executive's professional and legal responsibilities, following the directions of the Chief Executive Officers (currently Donald
Kushner and Peter Locke) and the Chief Operating Officer (currently Bruce
Lilliston) or any successors of any such individuals (collectively the
"Officers"); and

			(x)	Reviewing overhead and formulating strategies for the cost-effective development within the Company, and in relation to KL, of available human financial, and physical resources.

		B.	Executive shall report solely to the Officers.  All corporate accounting and financial control and analysis personnel within Company shall report directly to Executive.  Executive shall devote his full-time services, individual loyalty and best professional efforts to his duties and responsibilities hereunder, and shall not render any other professional services for remuneration or otherwise to any third party during the Term hereof without the Company's express prior written consent.

	2.	Term.  The term (the "Term") of Executive's engagement hereunder shall commence on May 1, 1997, and continue through and including April 30, 2000.
The Term shall be subject to early termination on the first or second anniversary of commencement of the Term, exercisable by Officers upon written notice delivered to Executive not less than ninety (90) days prior to the applicable early termination date.  In the event of such early termination, the Term shall thereupon be deemed to have ended.

	3.	Base Salary.  Executive shall be paid salary ("Salary"), payable in arrears on Company's usual paydays (no less frequently than monthly), as follows:

			(i)	From May 1, 1997 through April 30, 1998, the sum of One Hundred Sixty
Thousand Dollars ($160,000) per annum;

			(ii)	For the next twelve (12) months, the sum of One Hundred Seventy Five
Thousand Dollars ($175,000); and

			(iii)	For the next twelve (12) months, the sum of Two Hundred Thousand
Dollars ($200,000).

The Salary shall be deemed to constitute full and complete payment for all of Executive's services hereunder, with no additional compensation to be paid in respect of any overtime work or work on weekends, holidays, nights, or other times, nor for any work hereunder required by Company to be rendered at any distant locations away from Company's offices.

	4.	Bonus Compensation.  Executive shall be entitled to participate in all
Company-wide or senior management bonus arrangements.  In addition, Executive shall be entitled to additional bonus compensation (collectively the "Bonus
Compensation") for each year of the Term in an amount equal to ten percent
(10%) of the applicable annualized Salary in effect on September 30 (the
"Bonus Date"), of each year of the Term.  The Bonus Compensation shall be payable if and only if the Company's audited reported earnings for the fiscal year ending on the respective Bonus Date exceed the earnings of the preceding fiscal year and all preceding fiscal years ending during the Term.  The Bonus
Compensation, if payable in respect of a particular fiscal year of the
Company, shall be payable within 120 days following the applicable Bonus Date.

	5.	Stock Options.  Subject to and in accordance with the terms and conditions set forth herein, the Company shall grant to Executive the stock options specified hereinbelow.  The vesting of all such options is subject to the vesting provisions set forth below.  Executive shall receive stock options to purchase the Company's Common Stock (the "Stock") as set forth hereinbelow and in an option agreement in customary form which includes such terms, provided that (i) the exercise price per share for all such options shall be equal to the Stock's closing price on the date that such options are granted hereunder
(collectively the "Grant Date"); (ii) Executive shall be employed by Company on the respective vesting dates for the options as indicated hereinbelow; and
(iii) such vested options must be exercised by Executive no later than three months following the termination of his employment with Company, or by
Executive or his guardian or executor no later than one year following such termination in the event of Executive's incapacity or death, or the same shall expire, provided that all non-exercised options shall be automatically and imediately voided and no longer exercisable as a consequence of any termination for default.  Subject to the foregoing, the stock options to be provided to Executive are: One Hundred Fifty Thousand (150,000) shares granted upon the date of this agreement, one-third of which shall be vested and exercisable then
or thereafter, one-third of which shall be vested on the first day of the second year of the Term and exercisable then or thereafter, and one-third of which shall be vested on the first day of the third year of the Term and exercisable then or thereafter, provided that all such options shall vest immediately upon the cessation of employment by the Company of both current
Chief Executive Officers in such capacities.  The stock options shall contain automatic adjustment provisions in respect of any stock splits, reverse splits, or dilution, and will expire on the earlier of ten (10) years or
Company-wide plan termination.

 6. Insurance. Executive and his family shall be covered by Company's group insurance policies in accordance with Company policy.

7. Benefits. Executive shall be entitled to all benefits provided to senior management in accordance with Company's ploicy.

8. Vacation. Executive shall be entitled to no less than three weeks annual paid vacation. Any unused vacation be rolled over to the first and only to the first year thereafter, unless vacation has not been taken at the request of the Officers. Executive shall not take more than three weeks continuoud vacation at any time unless such time is approved in advance by the Officers. All dates of Executive's vacations shall be subject to the approval of the Officers, not to be unreasonably withheld.

9. Automobile Allowance. Compnay shall remimburse Executive on a monthly basis for automobile expenses in the amount of Five Hundred Dollars ($500) per month.

10. Expenses. Executive shall be reimbursed on a monthly basis, in accordance with Company's policy, for reasonable travel, entertainment, and other expenses incurred by Executive in direct furtherance of the Company's business, subject to approval of the Officers. Executive shall travel business call for all flights on the Company's business and shall be entitled to single room accommodations in first class hotels.

11. Office Arrangements. Executive shall be furnished with private executive office space. Executive shall be provided with a full time senior executive assistant. Executive's office shall be furnished with a desktop computer connected to KL's network, and with usual and customary office equipment and supplies.

12.  Additional Title.     Provided that Executive is then employed by Company
and not in default of his obligations hereunder, upon the first day of the second year of the Term, Executive shall be accorded the additional title of Senior Vice President of the Company.

13. Warranties and Indemnification. Company and Executive each represent and warrant to the other that they each respectively have the full right and authority to enter into this agreement, to be bound by the terms hereof, and fulfill their respective representations and obligations hereunder. Without limiting the generaility of the foregoing, the Company represents and warrants to Executive that this agreement shall be binding and enforceable upon signature of the parties hereinbelow, and that any and all necessary corporate authorizations and ratifications required for the entering of this agreement have been obtained. Company and Executive each indemnify and agree to hold harmless one another and (in the case of Company as the indemnified party) Company's officers, directors, employers shareholders, and all affiliated entities, from and against any loss, claim, or other damages (including reasonable attorney's fees) resulting from any breach of the respective indeminifying party's obligations, representations, warranties, or understanings pursuant to this agreement.

 14. Availability of Remedies. The parties acknowledge and confirm that Executive's services hereunder are of a unique and distinctive character and value to the Company, and are not readily subject to quantification in monetary terms. Accordingly, in the event of any breach by Executive of his obligations hereunder, Company shall be entitled to seek injunctive relief in addition to monetary damages. The parties further acknowledge and confirm that any breach of this agreement by Company is adequately measured by monetary damages, that Executive shall be limited to his remedies at law for monetary damages in the event of any breach by Company of its obligations hereunder, and that in no event shall Executive have any right to rescind this agreement nor to seek injunctive relief against Company.

 15. Suspension and Early Termination. Company shall have the right to suspend this agreement and Executive's services hereunder in the event of (i) any event of force majeure which materially interferes with Company's usual business activity and results in the suspension of the Officers services, (ii) Executive's medically verified incapacity lasting longer than fourteen consecutive days, or (iii) Executive's default under paragraph 1 or 13 hereof. Such suspension may extend, in Company's discretion, for the duration of such event and a reasonable time thereafter consistent, in the event of a force majeure suspension, with the suspensions of the Officers. The commencement and completion of any such suspension shall be communicated by written notice from the Company to Executive.

Company shall have the right to terminate this agreement by written notice in the event of any incapacity suspensions lasting longer than fourteen (14) consectuive days or twenty-one (21) days in the aggregate, any force majeure suspension lasting longer than fifty (50) days, or any default by Executive of his obligations hereunder, provided that Executive shall be accorded a one-time only cure opportunity for default (if curable at all) and, in such event, must cure such default within forty-eight (48) hours following Company's notice thereof. Executive shall have the right to terminate this agreement in the event of any force majeure suspension lasting longer than twenty-five (25) consecutive days, provided that Executive shall first, at any time when Executive is so suspended and has been continuously suspended for more than twenty-five (25) consecutive preceding days, give Company notice of Executive's intention to terminate, and Executive may then terminate this agreement if Company thereafter fails to end such suspension and reinstate Executive's sertvices hereunder within seven (7) days following such notice.

No salary shall accrue during any suspension or following any early termination hereunder. Pursuant to paragraph 5 hereinabove, in the event of any termination by Company as a consequence of Executive's default, all non-exercised stock options hereunder shall be deemed automatically voided.

 16. Intellectual Property; Corporate Opportunities. Any and all concepts, ideas, themes, titles, characters, or intellectual property protectible under applicable law (including without limitation copyright, trademark, and patent law) which may be created by Executive (i) during the Term or (ii) at any prior time and are presented to Company during the Term, shall be deemed a work for hire for Company and shall be owned by Company. Comnpany shall have the unencumbered right to add to, subtract from, or otherwise alter such material in any way and to exploit such material by any means in any media throught the universe in perpetuity. Any and all corporate or personal business opportunities in the field of entertainment and media which Executive becomes aware during the Term shall promptly be referred to the Officers and, as between Company and Executive, shall be wholly and exclusively by, and proprietary to, the Company. Executive shall not be entitled to any additional payment or other consideration in respect of Company's rights and exploitation of any such right or opportunities pursuant to this paragraph.

 17. No Obligation to Use Services. Company shall have the right at any time to terminate this agreement and Executive's services hereunder without cause. In this event, Company's sole obligation shall be to pay Executive's Salary and then-existing benefits for the remainder of the Term as herein provided and to pay any Bonus Compensation determined in respect of Bonus Dates occuring prior to such termination.

 18. Notices. All notices hereunder shall be in writing and shall be hand delivered or mailed by deposit in the U.S. Mail, postage prepaid, first class certified return receipt requested. All notices shall be deemed delivered upon the date of hand delivery or on the third business day following mailing as aforesaid. All notices to the Company shall be addressed and delivered to the Company at 11601 Wilshire Blvd., 21st Floor, Los Angeles, CA 90025, directed to the Company's General Counsel, with a copy addressed and delived to Doniger and Fetter, 606 S. Olive Street, Suite 530, Los Angeles, CA 90014,
Attn: Tom Doniger. All notices to Executive shall be addressed and delivered to Executive at his residence address as maintained in the Company records.

 19. Confidentiality. Subject solely to Company's public reporting and disclosure requirements, compliance with any judicial order or other legal mandate, and either party's confidential disclosure to their respective professional advisors, the terms and conditions of this Agreement shall remain confidential and shall not be publicized by either party. Executive further agrees not to disclose any of Company's trade secrets or other proprietary or confidential information to any third party, including any successor employeror business colleague or investor, except as may be specifically authorized in advance in writing by the Company or as may be required by judicial order or legal mandate (in which event Executive shall promptly notify Company of such order or mandate specifically in advance of the required disclosure date to enable Company to challenge such order or mandate through appropriate legal action). Executive further agrees not to use or exploit for his own account any such trade secrets or other proprietary or confidential information at any time during Executive's employment hereunder or at any time thereafter.

 20. Announcement. Company and Executive shall fully consult with one another regarding the timing and text of Company's announcement of Executives engagement hereunder. In the event of any disagreement, Company's decisions in such matter shall be final. Executive shall not separately issue any publicity announcing this engagement nor disclose such engagement to any third parties under Company's announcement.

 21. Other Terms and Conditions. All other terms and conditions of Executive's employment shall be in accordance with Company's and KL's standard policies. In this regard, Executive acknowledges receipt of KL's employee manual, which is binding on employees of the Company. In the event of any conflict or inconsistency between the terms thereof and his agreement, the terms of his agreement control and prevail to the extent necessary to resolve such conflict or inconsistency.

 22. Choice of Law; Arbitration. Company and Executive hereby agree that any cause of action, claim, controversy, demand or dispute (including, but not limited to, any discrimination claim or Title VII claim) based upon or arising from Executive's employment, or any agreement or services with respect thereto (including this agreement), shall be resolved exclusively by binding arbitration before a single retired judge selected by mutual consent, not to be unreasonably withheld, in accordance with the Commercial Rules of the American Arbitration Association conducted in Los Angeles, California, although not pursuant to the jurisdiction of the American Arbitration Association. The parties waive any right to stay such arbitration under the state or federal law or to litigate such claims, including any right to try such claims before a court or jury. Any award made by the arbitrator may be entered as a judgement by any court having jurisdiction thereof.

 23. Entire Agreement. This document reflects the enitre agreement of the parties with respect to Executive's employment by Company, and thereby supersedes any and all prior agreements, correspondence, communications, representations, inducements, and negotiations in connection therewith. This agreement may only be modified by a subsequent written instrument signed by both parties.

EXECUTED at Los Angeles, California as of the 30th day of April, 1997.

                            THE KUSHNER-LOCKE COMPANY

                            /S/ DONALD KUSHNER

                            By: Donald Kushner
                            -----------------------------
                            Its: Co-Chairman of the Board, Co-Chief Executive
                            Officer and Secretary

/S/ ROBERT SWAN
---------------------
Robert Swan

                                   25