Form 10-K
period 1997-09-30
KUSHNER LOCKE CO
filed 1997-12-29
CIK 842009

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMMISSION FILE NO. 0-17295

                            THE KUSHNER-LOCKE COMPANY
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                95-4079057
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

         11601 Wilshire Blvd., 21st Floor, Los Angeles, California 90025
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (310) 445-1111
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $22,260,000 as of December 23, 1997.

        There were 9,132,815 shares of outstanding Common Stock of the Registrant as of December 23, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (September 30, 1997) are incorporated by reference in Part III Items 10, 11, 12 and 13 of this Form 10-K.

Total number of pages 60. Exhibit Index begins on page 58.

================================================================================

                                     PART I

1. BUSINESS

GENERAL

        The Kushner-Locke Company (the "Company") is a leading independent entertainment company which principally develops, produces, and distributes original feature films and television programming. The Company's television programming has included television series, mini-series, movies-for-television, animation, reality and game show programming for the major networks, cable television, first-run syndication and international markets. The Company's feature films are developed and produced for the theatrical, made-for-video and pay cable motion picture markets. The Company established its feature film production operations in 1993. In 1994, the Company established an international theatrical film subsidiary to expand into foreign theatrical distribution. In 1995, the Company formed KLC/New City ("KLC/New City"), a joint venture 82.5% owned by the Company, to acquire films for distribution through emerging new delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems.

        The Company's feature film activities can be grouped into three areas: production and distribution of a limited number of higher-budget films intended for wide-screen domestic theatrical release, production and distribution of low-to-moderate budget films released direct-to-video or on pay cable television, and distribution licensing of acquired film rights. In certain cases, the Company's low-to-moderate budget films may have a limited theatrical release or a pay cable premiere before being released in home video. For fiscal 1997, the Company did not release a higher budget film, but earned revenues of more than $1,800,000 from the continued international exploitation of The Adventures of Pinocchio, which was originally released in fiscal 1996. The Company's feature slate for fiscal 1997 generated $19,800,000 of revenues principally from the international exploitation of Basil starring Christian Slater, Claire Forlani and Jared Leto, and Double Tap starring Heather Locklear and Stephen Rea, delivery of a film produced for Twentieth Century Fox Film Corporation, equity in the earnings of a joint venture which produced two sequels to the animated feature Brave Little Toaster, and seven children's fantasy adventure films. In various stages of production for the Company's currently anticipated fiscal 1998 distribution slate are Beowulf starring Christopher Lambert, Denial starring Jason Alexander and directed by Adam Rifkin, Minion starring Dolph Lundgren, Possums starring Mac Davis, Noose directed by Ted Demme, Susan's Plan written and directed by John Landis, Bone Daddy starring Rutger Hauer, Girl starring Dominique Swain, One Man's Hero starring Tom Berenger, Taxman starring Joe Pantoliano, Legion starring Parker Stevenson, Swing starring Lisa Stansfield, and three family films.

        The Company's distribution activities consist primarily of foreign distribution of product produced, overseen or acquired by the Company and, through KLC/New City, domestic distribution of over 100 low-budget feature films to the pay-per-view, pay cable, basic cable and other ancillary markets. In fiscal 1997, the Company generated $11,700,000 of revenues from licenses of its existing library and from domestic distribution of films acquired through KLC/New City.

         Since its inception in 1983, the Company has produced or distributed over 1,000 hours of original television programming, including various television series, movies-for-television and mini-series. The Company's recent movies-of-the-week which have aired include Princess in Love for CBS, starring Julie Cox, Every Woman's Dream for CBS starring Jeff Fahey, A Husband, A Wife and a Lover for CBS starring Judith Light, Echo for ABC starring Jack Wagner, Jack Reed for NBC, starring Brian Dennehy and Unlikely Angel for CBS, starring Dolly Parton. For fiscal 1997, the Company's television slate generated $22,800,000 of revenue principally from network and international licensing of Jack Reed, Unlikely Angel, and the television series Gun, and Hammer. Gun episodes starred Jennifer Tilly, Randy Quaid, Darryl Hannah, Rosanna Arquette and Peter Horton. The series was co-executive produced by Robert Altman (director of M*A*S*H, The Player and Pret-a-Porter) who directed the first episode. The Company is currently producing the one hour ABC prime time network series Cracker starring Robert Pastorelli (through a joint venture with Granada under a 22 episode order), 26 one hour episodes of the syndicated television series Hammer starring Stacy Keach, a half-hour HBO series which the Company is distributing to international and other domestic markets, and 26 half-hour episodes of Mowgli: The New Adventures of The Jungle Book, including 13 episodes for the Fox Kids Network and all 26 episodes for foreign distribution. As of September 30, 1997, the Company had 13 movies-for-television and various television series in different stages of development for potential production.

        TV First, which is a partnership 50% owned by the Company, purchases media time for Christian music infomercials produced by the Company. TV First markets compact discs and audio and video cassettes. Fiscal 1997 sales by the joint venture exceeded $6,600,000.

        The Company recently entered into an agreement in principle with a major studio whereby the Company has the right to distribute in international territories up to nine moderate to high-budget motion pictures over a three year period. The Company has the right to select the motion pictures, if any, to be distributed among titles made available by the major studio. In the event the Company selects one or more films under the arrangement, management currently expects to finance its acquisition of the distribution rights via credit facilities not presently in place. There can be no assurance that definitive agreements for this distribution arrangement will be agreed to, that financing will be obtained, or that such activities will ultimately be profitable if undertaken.

        The Company's operating revenues were $56,935,000 for the fiscal year ended September 30, 1997, a decrease of 29% from the $80,157,000 recognized for the fiscal year ended September 30, 1996. This decrease reflects in part the Company's increased use of joint venture arrangements for its production and distribution of certain feature films and television programming. In certain cases the Company recognizes in its financial statements its equity in earnings of unconsolidated entities operating results rather than gross distribution revenues. For example, for fiscal 1997, the Company would have recognized an additional $8,500,000 for Cracker produced by Cracker Company LLC were this joint venture's revenues consolidated. The Company also did not release a high budget picture in 1997 similar to The Adventures of Pinocchio in 1996. If revenues generated by The Adventures of Pinocchio were excluded from both fiscal 1996 and 1997 periods, current year reported revenues would have increased 2%. In its production activities, the Company generally seeks to finance all or a substantial portion of its costs through domestic and international pre-sales, output arrangements or joint venture or distribution agreements with third parties, while retaining the benefit of ownership rights or profit participations in each film or television program. However, as the Company has shifted a significant portion of its product mix from its traditional base of network-television programming, the Company has become subject to the increased risks of such activities, including the longer lead times to complete new product and obtain cash receipts from exploitation of such product in the international marketplace.

        The Company's executive offices are located at 11601 Wilshire Boulevard, Suite 2100, Los Angeles, California 90025, and its telephone number is (310) 445- 1111.

FORWARD LOOKING STATEMENTS

        Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization of film costs, dependence on key personnel, production deficits, the risk involved in the television and theatrical film industries, competition, government regulation, labor relations, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-40391), as filed on November 17, 1997 and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties pertaining to the Company and its business.

MOTION PICTURE INDUSTRY OVERVIEW

        The business of the motion picture industry may be broadly divided into two major segments: production, involving the development, financing and making of motion pictures, and distribution, involving the promotion and exploitation of completed motion pictures in a variety of media.

        Historically, the largest companies, the so-called "Majors" and "mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant box office receipts. Over the past decade, however, "Independents" or smaller film production and distribution companies, such as the Company, have played an increasing role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

        The Majors (and mini-Majors) include Universal Pictures, Warner Bros. Pictures, Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation, Paramount Pictures Corporation, Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph Releasing) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have nationwide or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25 million to $75 million, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "independent" distributors of motion pictures. These "independent" divisions of Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), The Samuel Goldwyn Company (a division of Metro-Goldwyn-Mayer), October Films (a division of Universal), New Line (a division of Time Warner) and its Fine Line distribution label, and Republic Pictures (a division of Viacom).

        In addition to the Majors, the Independents engaged primarily in the distribution of motion pictures produced by companies other than the Majors include, among others, Trimark Holdings and Live Entertainment. The Independents typically do not own production studios or employ as large a development or production staff as the Majors.

MOTION PICTURE PRODUCTION AND FINANCING

        The production of a motion picture usually involves four steps: development, pre-production, production and post-production. The development stage includes developing a concept internally, or obtaining an original screenplay or a screenplay based on a pre-existing literary work, or acquiring and rewriting a screenplay. Creative personnel may be contacted to determine availability and for planning the timing of the project, or in some cases actually hired. In pre-production, a budget is prepared, the remaining creative personnel, including a director, actors and various technical personnel are hired, shooting schedules and locations are planned and other steps necessary to prepare for principal photography are completed. Production is the principal photography of the project and generally continues for a period of not more than three months. In post-production, the film is edited and synchronized with music and dialogue and, in certain cases, special effects are added. The final edited synchronized product, the negative, is used to manufacture release prints suitable for public exhibition.

        The production of a motion picture requires the financing of the direct and indirect overhead costs of production. Direct production costs include film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

        The Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to pay or otherwise provide for their production costs. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities which the Majors maintain on a full-time basis. The Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

        Independents generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production principal photography and post-production activities only on a project-by-project basis. Unlike the Majors, Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and to require payment.

        "Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, international or other ancillary markets. Independents with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more international markets. Other independents may separately license theatrical, home video, television, international and other distribution rights among several licensees. Payment commitments in a pre-sale are typically subject to delivery and to the approval of a number of prenegotiated factors, including script, production budget, cast and director.

        Both Majors and Independents often acquire motion pictures for distribution through an arrangement known as a "negative pickup" under which the Major or Independent agrees to acquire from another production company some or all rights to a film upon its completion. The Independent often finances production of the motion picture pursuant to financing arrangements with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Independent "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the Independent is often paid a production fee and is granted a participation in the profits from distribution of the motion picture.

        Both Majors and Independents often grant third-party participations in connection with the distribution and production of a motion picture. Participations are contractual rights of actors, directors, screenwriters, producers, owners of rights and other creative and financial contributors entitling them to share in revenues or profits (as defined in the respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs, direct production costs (including overhead) and financing costs are recouped by the producer in full.

MOTION PICTURE DISTRIBUTION

        Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROMs, merchandising and soundtrack recordings.

Theatrical Distribution and Exhibition. Motion pictures are often exhibited first in theaters open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints; licensing of motion pictures to theatrical exhibitors; and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross." Box office gross represents the total amounts paid by patrons at motion picture theaters for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theaters during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues. Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on the audience response to the film.

        Films with theatrical releases (which generally may continue for up to six months) typically are made available for release in other media as follows:

                                                                    MONTHS AFTER
                                                                     THEATRICAL      APPROXIMATE RELEASE
MARKET                                                                 RELEASE              PERIOD
------                                                              ------------     -------------------
Domestic home video..............................................    4 - 6 months           6 months
Domestic pay-per-view............................................    6 - 9 months           3 months
Domestic pay cable...............................................   10 - 18 months       12 - 21 months
Domestic network or basic cable..................................   30 - 36 months       18 - 36 months
Domestic syndication.............................................   30 - 36 months        3 - 15 years
International theatrical.........................................          _              4 - 6 months
International home video.........................................    6 - 12 months          6 months
International television.........................................   18 - 24 months    18 months - 10 years


Home Video. The home video distribution business involves the promotion and sale of videocassettes and videodiscs to video retailers (including video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. The home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

        Major feature films are usually scheduled for release in the home video market four to six months after theatrical release to capitalize on the recent theatrical advertising and publicity for the film. Promotion of new home video releases is generally undertaken during the nine to twelve weeks before the home video release date. Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or distributors at approximately $50 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

        Technological developments, including videoserver and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD and laser discs, could make competing delivery systems economically viable and could significantly impact the home video market generally and, as a consequence, the Company's home video revenues.

Pay-per-view. Pay-per-view television allows cable television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay-per-view operator and the cable operator.

Pay Cable. The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors.

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

In September 1994 the Company established foreign theatrical distribution operations for its own and third party product.

MOTION PICTURE ACQUISITION

        In addition to its own production activities, the Company continually seeks to acquire rights to films and other programming from Independent film producers, distribution companies and others in order to maximize the number of films it can distribute in the emerging new delivery systems. To be successful, the Company must locate and track the development and production of numerous independent feature films.

Types of Motion Pictures Acquired. The Company generally seeks to produce or acquire motion pictures across a broad range of genres, including drama, thriller, comedy, science fiction, family, action and fantasy/adventure, which will individually appeal to a targeted audience. The Company has been very selective in acquiring higher budget (over $10 million) films because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. The Company acquires projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, the Company attempts to acquire rights to motion pictures with a recognizable marquis "name" personality with public recognition, thereby enhancing promotion of the motion pictures in the home video or international markets. The Company believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

Methods of Acquisition. The Company typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the Company acquires distribution rights following completion of most or all of the production and post-production process. These films are generally acquired after management of the Company has viewed the film to evaluate its commercial viability.

        The "pre-buy" basis refers to films in which the Company acquires distribution rights prior to completion of a substantial portion of production and post-production. Management's willingness to acquire films on a pre-buy basis is based upon factors generally including the track record and reputation of the picture's producer, the quality and commercial value of the screenplay, the "package" elements of the picture, including the director and principal cast members, the budget of the picture and the genre of the picture. Before making an offer to acquire rights in a film on a pre-buy basis, the Company may work with the producer to modify certain of these elements. Once the modifications are considered acceptable, the Company's obligation to accept delivery and make payment is conditioned upon receipt of a finished film conforming to the script reviewed by the Company and other specifications considered important by the Company.

Sources of Distribution Rights. Typically, projects are submitted directly to the Company for consideration. To promote the submission of projects, the Company relies primarily on its reputation as an Independent having significant access to the international markets. The Company also relies upon the personal contacts of its senior officers which have been generated through their prior business and personal dealings with Majors, other Independents, legal and accounting firms, business management firms, talent agencies, production lenders and personal managers who are actively involved in the production community.

Acquisition Process. If the Company locates a motion picture project which it believes satisfies its criteria, the Company may pay an advance or a guaranteed minimum payment conditioned upon delivery of a completed film ("minimum guarantee") against a share or participation in the revenue actually received by the Company from the exploitation of a film in each licensed media. The minimum guarantee is generally paid prior to the film's release. Typically, the Company will recoup the minimum guarantee and certain other amounts from the distribution revenues realized by the Company prior to paying any additional revenue participation to the production company. In fiscal 1997, the Company acquired international distribution rights to "Double Tap" on this basis. In fiscal 1998, the Company anticipates acquiring "Bone Daddy" and certain family and other low-budget films on this basis.

Film Library. The Company's distribution rights, which may include either worldwide, foreign, or domestic rights, generally range from an initial licensing cycle of seven to 21 years to perpetuity.

COMPANY FEATURE FILM PRODUCTION

        The Company's feature film division was established in 1993 to develop and produce low and medium budget films. The Company's low to medium budget films to date have had production budgets ranging from less than $1 million to $10 million, although the Company from time to time may release films having higher budgets. The Company's low-budget films are primarily targeted for direct distribution to the television market and its medium-budget films may be targeted for theatrical release. The Company generally retains distribution rights for licensing to third parties internationally. The Company's films generally are distributed by third parties domestically. In unique circumstances, the Company undertakes limited domestic distribution or co-distribution activities.

        The Company's feature film strategy generally is to develop and produce feature films when the production budgets for the films are expected to be substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. To further limit the Company's financing risk or to obtain production loans, the Company often purchases completion bonds to guarantee the completion of production.

        The following films were released or delivered by the Company or its joint ventures in fiscal 1997.

                                                                                       Principal
Picture                 Initial Media   Delivery/Release Date     Film Type            Talent
-------------------------------------------------------------------------------------------------------------
The Brave Little        Home Video      June-97                   Animated             N/A
  Toaster Goes to Mars
The Brave Little        Home Video      June-97                   Animated             N/A
  Toaster Goes to
  School
The Incredible Genie    Home Video      Jan-97                    Fantasy/Adventure    N/A
Dragon World:  The      Home Video      Feb-97                    Fantasy/Adventure    N/A
  Legend Continues
Johnny Mysto: Boy       Home Video      Dec-96                    Fantasy/Adventure    N/A
  Wizard
The Midas Touch         Home Video      Dec-96                    Fantasy/Adventure    N/A
Little Ghost            Home Video      Dec-96                    Fantasy/Adventure    N/A
Waiting For The Man     Home Video      Dec-96                    Drama                Darren McGavin; Rae
                                                                                       Dawn Chong
Basil                   Theatrical      September-97              Drama                Christian Slater
Double Tap              HBO Premiere    July - 97                 Drama                Heather Locklear,
                                                                                       Stephen Rea


        The following films were released or delivered or are currently scheduled for release or delivery by the Company in fiscal 1998:

                                            Expected
                    Picture                 Initial Media
                    ----------------------------------------
                    Beowulf                 Theatrical
                    Denial                  Theatrical
                    Minion                  Theatrical
                    Possums                 Theatrical
                    Susan's Plan            Theatrical
                    Bone Daddy              HBO Premiere
                    Girl                    Theatrical
                    One Man's Hero          MGM Theatrical
                    Taxman                  Pay Cable or
                                            Video
                    Legion                  Pay Cable or
                                            Video
                    Swing,                  Theatrical
                    Jungle Book: The        Pay Cable and
                      Search for the        Video
                      Elephant Eye Diamond
                    Five family pictures    Video/Cable
                    Noose                   Theatrical

        There is no assurance that any motion picture which has not yet been released will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. The Company has various additional potential feature films under development. There is no assurance that any project under development will be produced.

International Distribution

        The Company hired Pascal Borno in fiscal 1997 to head its international distribution activities as President of Kushner-Locke International. Mr. Borno also owns Conquistador Entertainment, which he previously headed on a full-time basis and which arranged the financing and distribution licensing of theatrical motion pictures. As part of the Company's agreement with Mr. Borno, Conquistador's pictures are now being distributed by the Company and the Company has hired former Conquistador employees as additional sales and marketing personnel. During the term of Mr. Borno's employment with the Company, Conquistador is not active outside the purview of the Company's arrangements with Mr. Borno and does not maintain any separate staffing.

TELEVISION INDUSTRY OVERVIEW

        The domestic television market remains the largest in the world, consisting of the principal broadcast networks and their affiliates, independent television stations and cable television networks. Expanding international television broadcast, cable and satellite delivery systems offer further opportunities for the exploitation of television programming.

Domestic Market. The domestic market for television programming primarily is composed of four submarkets: the broadcast television networks (ABC, CBS, NBC and Fox and emerging networks UPN and WBN), pay cable services (such as HBO/Cinemax, Encore/Starz and Showtime/The Movie Channel), basic cable services (such as USA Network, the Arts & Entertainment Network, Lifetime, The Family Channel, The Disney Channel, and Turner Broadcasting Network) and syndicators of first-run programming (such as MCA, King World Productions and Multimedia, Inc.).

        The domestic broadcast television market currently is dominated by the four major networks, each of which has approximately 200 affiliated stations. The affiliates broadcast network-supplied programming and national commercials in return for payments by the major networks. This relationship results in the networks being able to reach virtually all of the significant domestic television markets. There are also a significant number of independent commercial television stations in the United States. These stations offer an alternative to network distribution through syndication. The network schedule provides affiliates with only a portion of their daily program schedule, and the balance of the time is filled with programs acquired through television syndication companies or produced locally by the station.

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

Television Programming. Each of the three major television networks currently broadcasts approximately 22 hours of prime-time programming and approximately 30 hours of daytime programming each week. Prime-time programming generally consists of half-hour series (often situation comedies), reality shows, hour-length series, movies-for-television (films of two hours or less) and mini-series (dramatic epics of three hours or more). The increased channel capacity and large base of cable subscribers that have developed during the 1980s and 1990s have made possible the development of a number of pay cable and basic cable networks which have become important purchasers of both original and rerun television programming, including movies-for-television, mini-series and series. Suppliers of television programming include the production division or affiliated companies of the major networks, major film studios (Majors), station owners and independent producers (Independents) such as the Company.

International Markets. The number of international outlets for television programming has been increasing with the worldwide proliferation of broadcast, cable and satellite delivery systems. Over the last ten years, European governments have privatized television systems in several countries, including Germany, Italy, France and Spain. The Company believes privatized systems are more likely to broadcast American programming than government-owned networks. In addition, both the number of pay and satellite television systems in Europe and the number of subscribers to these systems have increased. Pay television and satellite distribution systems also are developing in other geographic areas, including many Asian countries. In international markets, suppliers of programming may be subject to local content and quota requirements which prohibit or limit the amount of American programming in particular markets. See "Business-Government Regulations."

COMPANY TELEVISION STRATEGY

        The Company was founded in 1983 to develop and produce, on a cost-effective basis, quality television programming with broad appeal. The Company's television business has evolved from the production of programs owned by third parties and typically airing on local television stations in the first-run syndication market, such as the long-running daytime series Divorce Court, to the development, production and ownership of series, movies-for-television and mini-series for major domestic and international television networks and the expanding pay and basic cable markets. In 1991, the Company established an international distribution licensing operation for its own and acquired television programming. The Company believes that through the control of the distribution of its own programming this operation has increased the Company's ability to recover the cost of new programs and to retain the fees and profit potential previously realized by third parties.

        The Company seeks to increase the amount of programming it provides to the major U.S. networks, primarily one-hour series, movies-of-the-week and mini-series, in part because the Company believes network exhibition enhances a television program's potential value both in international markets and potential rerun syndication. To increase the likelihood of developing programs that will be licensed by the networks, the Company has expanded its roster of network approved writers, producers and actors and literary materials and rights acquisition budgets. As of September 30, 1997, the Company had 16 movies-for-television and various television series in active stages of development for potential production, many of which are being funded at least in part by the networks or other third parties.

        To position itself for the perceived growth in this market, the Company is actively acquiring various forms of domestic cable, video-on-demand and satellite rights from third party producers for license periods ranging from fifteen years to perpetuity through its KLC/New City joint venture. The customary release cycle includes a period of approximately six months of pay-per-view followed by 18 to 24 months of pay cable, finally 24 to 48 months of basic cable, and free television thereafter.

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

TELEVISION PROGRAM FINANCING
Development Costs. The Company generally finances project development costs without third-party involvement until the script commitment stage. Because of the likelihood that the significant costs in producing scripts and pilots will not be recovered, the Company attempts to limit its financial investment by obtaining financial commitments from networks or other third parties to cover all or a substantial portion of these costs. See "Business-Television Projects in Development."

Program Licensing. Generally, the Company licenses to a network the right to broadcast a program for a period ending the earlier of the second broadcast of the program or four years from delivery in exchange for a license fee which represents a portion of the program's budgeted production cost. The remaining amount is referred to as the "production deficit". The Company generally retains all other rights to the program and will usually license certain rights to international broadcasters, enabling the Company to recoup all, or a portion, of the production deficit. In addition, the Company will typically license additional domestic releases in other media to cover the remainder, if any, of the production deficit. A production order sets forth the principal terms for a license of the Company's product to a network and specifies the license fee to be paid and the conditions to be met for payment. Production orders typically are contingent on the producer's obtaining certain approvals from the network, including the script, principal cast and director, prior to commencement of principal photography. The Company usually receives its license fee in installments, with one-third due on or prior to commencement of principal photography, one-third due upon completion of principal photography and one-third due upon delivery of the completed program. International distribution typically involves licensing the rights to exhibit programming in international territories to broadcasters within those territories for a fixed license fee usually payable after the program has been completed. Due to timing differences between the Company's receipt of license fees and its payment of production costs, the Company generally is required to fund at least a portion of its production costs from working capital or secured borrowings, even if the original license fees equal or exceed budgeted production costs.

        For first-run syndication programs, license agreements with the first-run syndicator generally provide the Company a fixed license fee and a percentage of revenues from distribution after the syndicator recoups the fixed license fee and its distribution fees and costs.

        An alternate first-run syndication revenue source is called "barter" sales. A television station, in lieu of or in combination with paying licensing fees, may grant to the Company's distributor the right to sell advertising spots during the exhibition of the Company's television program. For a program to be barterable, exhibition of the program on stations reaching at least 70% of the U.S. television households and in most of the top ten major metropolitan areas typically is required. The amount of the fee paid by the advertiser is conditioned upon the program achieving certain agreed upon ratings. If the specified rating is not achieved, the distributor is required to "make good" by giving the advertiser additional advertising time or cash payment, and the Company's share of barter revenues decreases. The Company has licensed its television series Hammer and Could It Be a Miracle on this basis.

        The Company seeks to cover most or all of its production costs with license fees and other pre-committed revenues, however it may finance some of the production costs on its own and may rely on subsequent licensing in international or other ancillary markets to recoup the remaining production costs. Additional profits from a television program initially shown on a network or cable service are realized from subsequent reruns of the program on local television stations, international delivery systems and cable services after exhibition on a major network or cable service. In any event, any production is subject to the risk of cost overruns, and there is no assurance that the Company will be able to recover any investment it undertakes in a deficit-financed project.

Rerun Syndication. Domestic rerun syndication typically involves the exhibition of programming on local television stations and cable services after exhibition on a major network. Since production costs for network series may exceed network license fees and other pre-committed revenues, some television production companies depend on successful syndication of their programming for profitable operations. Generally, to be successful in rerun syndication, a television series must have at least 66 episodes (the equivalent of three full television seasons).

TELEVISION PRODUCTION ACTIVITIES

        As a producer, the Company first develops literary properties internally or acquires them from third parties. The Company may refine the concept of an acquired property. It then attempts to interest one of the networks or another buyer in the project. If the buyer is interested in a concept presented to it, the buyer will usually order a script from the Company. Once the script is delivered, the buyer may order production of a single pilot episode or a limited number of episodes in the case of a series, or the entire production in the case of a movie-for-television or mini-series.

        Once production is ordered, the Company and the buyer negotiate a financing arrangement. The Company then undertakes pre-production activities in which a budget is prepared, the screenplay is polished or rewritten, director, actors, a line producer and technical personnel are engaged, filming is scheduled, locations are arranged and other steps are taken to prepare the project for principal photography. By this point, the Company generally has negotiated license fees and obtained other commitments to cover a substantial portion of the budgeted production costs. Principal photography is then undertaken, followed by post-production, in which the film is edited, synchronized with music and dialogue and, in certain cases, special effects are added. In the case of a series, if episodes are ordered and the ratings are sufficiently strong, additional episodes may be ordered for the entire season and then for additional seasons.

        The Company hires writers, directors, cast and crew members on a project-by-project basis. The terms of employment and compensation are negotiated in light of an individual's previous experience, the prevailing market conditions and, where applicable, collective bargaining agreements. The Company also obtains locations, sets and post-production personnel and facilities on an as-needed basis. The Company believes that production and post-production personnel and facilities are in ample supply at competitive rates.

        The production of animated programming is a labor-intensive process that commences with artistic sketches of the various characters and the story line. Storyboards, models, songs and voice elements are then sent to various production companies, typically in Asia, where drawings of the animation frames are prepared. The frames are painted and then subsequently photographed to create film. The film is then usually sent back to the United States, where final editing of footage and mixing of sound effects, dialogue and music is completed, although on occasion final editing and mixing may be completed in Asia.

        The following table summarizes the Company's television programming for fiscal 1997 and certain programming scheduled for fiscal 1998, the type of program and the network or other medium where such programming initially exhibited or will exhibit:

                                                                           Fiscal 1998
                                               First         Fiscal 1997   Expected
 Title                 Type of Program      Exhibition       Deliveries    Deliveries
 -----                 ---------------      ---------------------------------------------
Jack Reed V: Death     Movie-of-the-week    NBC              Yes           --
  and Vengeance
Gun (6 episodes)       One-hour Series      ABC              Yes           --
Unlikely Angel         Movie-of-the-week    CBS              Yes           --
Could It Be A Miracle  One hour Series      Syndication      Yes           --
  (24 episodes)
Mowgli:  The New       1/2 hour Series      Fox Kids         6             7*
  Adventures of  The                        Worldwide
  Jungle Book (26
  episodes)
Erotic Confessions 13  1/2 hour Series      HBO              6             7
  Episodes
Cracker (22 episodes)  One hour Series      ABC              5             17
Hammer (26 episodes)   One hour Series      Syndicaction     7             19

*  Also 13 additional episodes for international distribution.

        There is no assurance that any television program which has not yet aired will be aired, that a change in the scheduled airing date of such programming will not occur or, if such television program is aired, that it will be successful.

TELEVISION PROJECTS IN DEVELOPMENT

        The Company requires adequate access to program concepts, ideas and scripts. Such access is dependent upon numerous factors, including the reputation and credibility of the Company in the creative community, the relationships the Company has in the entertainment industry and the Company's financial and other resources. The Company occasionally enters into agreements with producers and writers to develop or acquire new programming. While the Company may finance the early development of such projects, the Company typically does not proceed with the preparation of a script or the production of a pilot, which involves a more significant financial commitment, unless a network or other buyer has agreed to fund all or a substantial portion of the costs associated therewith.

        The following table sets forth potential television movies and television series in various stages of development and the potential network or other medium to which each may be delivered, if known:


          Working Title                 Type of Program
          -----------------------------------------------------------
          Silicone Valley               One Hour Series (ABC)
          Prodigal Son                  Movie-of-the-week
          Beat Cop                      Movie-of-the-week (Fox)
          If I Can't Have You           Movie-of-the-week (ABC)
          Jack London                   Movie-of-the-week (CBS)
          Aliens Ate My Homework        Movie-of-the-week (Showtime)
          Jack Reed VI                  Movie-of-the-week (NBC)
          The Life She Left Behind      Movie-of-the-week (CBS)
          Seven The Hard Way            Movie-of-the-week (CBS)
          Undercover Girls              One Hour Series (Fox)
          N.Y. Arts & Entertainment     One Hour Series (Fox)
          Coleoptra                     Movie-of-the-week (HBO)
          Death Cloud                   Movie-of-the-week (Fox)
          Unlikely Angel II             Movie-of-the-week (CBS)
          Silke                         One Hour Series (CBS)
          Air America                   Syndication


        While the Company has many projects in development, as is typical in the industry, only a relatively small number of such projects are ultimately produced (with the likelihood of production being more remote in the case of television series). It is rare for any projects in development to have production commitments until late in the development process. There is no assurance that the Company's efforts in developing or acquiring potential new programs, including any of the projects described above, will lead to production commitments or that any programs that are ultimately produced will be successful.

TELEVISION DISTRIBUTION ACTIVITIES

Domestic Distribution. The Company's original programming generally is initially licensed to a network or cable broadcaster for a period expiring on the earlier of two broadcasts or a period of up to four years from delivery. Following the expiration of the license, the rights typically revert to the Company's library and become available for additional licensing. Further revenues are generally obtained from subsequent licensing in the domestic market in other media, including syndication, cable and home video.

International Distribution. In 1991, the Company commenced the distribution of its own television programming and, to a lesser extent, acquired television programs for distribution in international markets. Previously the Company had utilized third parties to arrange for the distribution of its television programming in international markets. Programming is distributed primarily to local international broadcasters and, where available, the home video market, pay television and cable services. The Company's international television distribution operation has increased the Company's ability to recover the costs of new programs and to retain the fees and profit potential previously realized by outside distributors through the control of the distribution of its own television programming, including the ability to package such product for distribution in different media. The Company also believes its international television distribution operation enables it to increase its distribution of programs produced by others. In December 1994, the Company expanded its activities in international distribution by establishing an international distribution subsidiary. In June 1995, the Company hired Marvinia Anderson from World International Network as President of its television distribution activities, and she continues in this role. In April 1997 the Company hired Pascal Borno as President of the entire distribution operation. Mr. Borno also owns Conquistador Entertainment, which he previously headed on a full-time basis, and, prior to Conquistador, handled international sales and distribution for Dino de Laurentiis and for ITC Entertainment. The Company's combined film and television distribution division gives the Company increased control over the marketing of its product line, greater bargaining strength, and improved cost efficiencies.

        The Company's strategy has been to reduce its business risks in international markets by securing business relationships with strong local distributors and broadcasters. The Company has entered into output arrangements in certain foreign territories with broadcasters and distributors who have agreed to license distribution rights in such markets for all of the Company's product produced during the specified term of the agreement (generally between three and five years) at designated prices for various types of film or television product.

LIBRARY

        Since its inception in 1983, the Company has produced or acquired more than 1,000 hours of television programming. In addition, as a producer for hire, the Company produced 860 episodes of Divorce Court, 65 episodes of the Night Games game show, 34 episodes of the children's game show The Krypton Factor, the animated feature film Pound Puppies: The Legend of Big Paw and the Family Dog episode of Steven Spielberg's Amazing Stories.

        The Company's current library includes a variety of feature films, movies-for-television, television series, game shows and talk shows produced or acquired by the Company since its inception. The following table sets forth, as of September 30, 1997, certain completed feature films and television programming in which the Company has ownership rights, distribution rights or the right to share in future profit participation:

Feature Film

Title                                              First Exhibition
-----------------------------------------------------------------------
Animalympics                                       NBC
The Brave Little Toaster                           Disney Channel
Andre                                              Theatrical
Babysitters                                        Home Video
Cafe Society                                       Pay Cable
Closer, The                                        Theatrical
Forbidden Passion                                  Home Video
Deadly Exposure                                    Home Video
Dragon World:  The Legend Continues                Home Video
Dream Master                                       Home Video
Eggs From 70 Million B.C.                          Home Video
Flesh Suitcase                                     Pay Cable
Freeway                                            Pay Cable
The Incredible Genie                               Home Video
The Grave                                          Pay Cable
The Human Pets                                     Home Video
Indecent Behavior                                  Home Video
Johnny Mysto: Boy Wizard                           Home Video
Journey to the Magic Cavern                        Home Video
The Midas Touch                                    Home Video
Lady-in-Waiting                                    Home Video
Last Gasp                                          Home Video
Last Battle for the Universe                       Home Video
The Last Time I Committed Suicide                  Theatrical
Little Ghost                                       Home Video
Lost World of the Giants                           Home Video
Medium Rare                                        Home Video
Mesmer                                             Home Video
Naked Souls                                        Home Video
Oblivion                                           HBO
The Adventures of Pinocchio                        Theatrical
Planet of the Dino-Knights                         Home Video
Red Hot                                            Home Video
Red Ribbon Blues                                   Cable/Home Video
Sensation                                          HBO
Serpent's Lair                                     Pay Cable
Shrunken Heads                                     Home Video
Test Tube Teens                                    Home Video
Trapped in Toyworld                                Home Video
Wes Craven Presents: Mindripper                    Home Video
The Whole Wide World                               Theatrical
Alien Abduction                                    Cable/Home Video

Angel of Passion                                   Cable/Home Video
Banished Behind Bars                               Cable/Home Video
Bare Exposure                                      Cable/Home Video
Bikini Drive In                                    Cable/Home Video
Blonde Heaven                                      Cable/Home Video
Caged Hearts                                       Cable/Home Video
Call Girl                                          Cable/Home Video
Cave Girl Island                                   Cable/Home Video
Cellblock Sisters                                  Cable/Home Video
Centerfold                                         Cable/Home Video
Donor, The                                         Cable/Home Video
Electra                                            Cable/Home Video
Elke's Erotic Nights                               Cable/Home Video
Forbidden Games                                    Cable/Home Video
Hard Bounty                                        Cable/Home Video
Illicit Dreams II                                  Cable/Home Video
Improper Conduct                                   Cable/Home Video
Innocence Betrayed                                 Cable/Home Video
International Beach                                Cable/Home Video
Irresistible Impulse                               Cable/Home Video
Jacko                                              Cable/Home Video
Jungle Law                                         Cable/Home Video
Lap Dancer                                         Cable/Home Video
Love Me Twice                                      Cable/Home Video
Lover's Concerto                                   Cable/Home Video
Lurid Tales                                        Cable/Home Video
Masseuse, The                                      Cable/Home Video
Miami Models                                       Cable/Home Video
Midnight Confessions                               Cable/Home Video
Midnight Tease II                                  Cable/Home Video
Midnight Temptations                               Cable/Home Video
Petticoat Planet                                   Cable/Home Video
Pleasure in Paradise                               Cable/Home Video
Powder Burn                                        Cable/Home Video
Prelude to Love                                    Cable/Home Video
Private Obsession                                  Cable/Home Video
Professional Affair                                Cable/Home Video
Raven's Kiss                                       Cable/Home Video
Second Sight                                       Cable/Home Video
Seduction of Innocence                             Cable/Home Video
Sensuous Summer                                    Cable/Home Video
Shadow Dancer                                      Cable/Home Video
Siren's Kiss                                       Cable/Home Video
Softbodies, The Movie                              Cable/Home Video
Spirit of the Night                                Cable/Home Video
Stolen Heart                                       Cable/Home Video
Target of Seduction                                Cable/Home Video
Totally Exposed                                    Cable/Home Video
Tropical Tease                                     Cable/Home Video
Under Lock and Key                                 Cable/Home Video
Under The Gun                                      Cable/Home Video
Uninhibited                                        Cable/Home Video
Virtual Desire                                     Cable/Home Video
Wager of Love                                      Cable/Home Video



     Television Movies and Mini-Series

Title                                              First Exhibition
-----------------------------------------------------------------------
Aladdin                                            International
Glory Years (4 hours)                              HBO
Family Pictures                                    ABC
JFK: Reckless Youth (3 hours)                      ABC

Carolina Skeletons                                 NBC
Confessions: Two Faces of Evil                     NBC
Father and Son: Dangerous Relations                NBC
Fire in the Dark                                   CBS
Getting Gotti: The Diane Giacalone Story           CBS
Good Cops, Bad Cops                                NBC
Jack Reed III: A Search For Justice                NBC
Jack Reed IV: A Killer Amongst Us                  NBC
Jack Reed V: Death and Vengeance                   NBC
Dangerous Intentions                               CBS
Lady Killer                                        CBS
Murder C.O.D.                                      NBC
Kiss Shot                                          CBS
Liberace: Behind the Music                         CBS
Overruled                                          NBC
Sins of the Mother                                 CBS
Sweet Bird of Youth                                NBC
Then There Were Giants                             NBC
To Save the Children                               CBS
Your Mother Wears Combat Boots                     NBC
Candles in the Dark                                Family Channel
City Boy                                           PBS
Every Woman's Dream                                CBS
A Husband, A Wife and A Lover                      CBS
Innocent Victims                                   NBC
Princess in Love                                   CBS
Echo                                               ABC
Unlikely Angel                                     CBS



        Television Series/Game Show

                                                 Produced or
Title                                            In Production        First Exhibition
------------------------------------------------------------------------------------------
Sweating Bullets                                 66                   CBS
Pigasso's Place                                  13                   Syndication
Teen Wolf                                        21                   CBS
Mapletown                                        39                   Syndication
Cinematractions                                  26                   Syndication
1st and Ten                                      80                   HBO
Harts of the West                                15                   CBS
Trial Watch                                     118                   NBC
The Barbara De Angelis Show                      70                   CBS
Heroes: Made in the USA                          38                   Syndication
Profiles-Unauthorized Biographies                 4                   A&E
Relatively Speaking                              90                   Syndication
Erotic Confessions                               39                   HBO
Could It Be a Miracle                            24                   Syndication
Gun                                               6                   ABC
Cracker                                          22                   ABC
Hammer                                           26                   Syndication
Mowgli:  The New Adventures of The Jungle Book   26                   Fox Kids Worldwide

        A significant portion of the Company's library is under license in many of the major domestic and international markets. Following the expiration of the licenses, rights generally revert to the Company for relicensing.

JOINT VENTURES AND ANCILLARY ACTIVITIES

        The Company has expanded into areas which exploit the characters and story ideas in its feature films and television programs through joint ventures and partnerships. The Company is actively marketing the music used in its productions through an arrangement with Cherry Lane Music, Inc., a music publisher. Using its expertise as a television producer, the Company produced two infomercials for its partnership TVFirst. TV First markets recorded Christian music sung by contemporary Christian artists. From October 1, 1995 through September 30, 1997 music revenues have exceeded $9,600,000.

        Responding to the increased demand for product by the pay-per-view, telephone delivery, pay cable and basic cable services, the Company formed called KLC/New City Tele-Ventures to acquire product from third parties for distribution in the cable, pay service and satellite markets, as well as other emerging markets. The joint venture has acquired over 100 films for this purpose. The Company owns 82.5% of this entity.

        The Company holds 50% ownership interests in BLT Ventures, which produced the two sequels to the animated feature Brave Little Toaster, and Cracker Company LLC, which is producing the network televison series Cracker.

        In November 1997 the Company obtained an option to acquire majority ownership and controlling interest in 800-U.S. Search, ("Search") in exchange for certain guaranties. The Company is assisting Search with its infomercial marketing efforts. Search engages in public records searches to locate individuals with whom the consumer has lost contact for a low fixed fee.

International Co-Productions. An international co-production is a joint venture or partnership between entities in two or more countries which in certain cases take advantage of alternative sources of financing for its productions, to utilize international tax benefits, to pass foreign quota restrictions and to benefit from lower pre-production costs in certain foreign countries. In a typical co-production arrangement, the Company transfers all or part of its copyright ownership in the project to third parties (the co-production entities), which generally provide a portion of the production financing and other services. Typically, the co-production partners grant distribution rights to the Company. Receipts from its distribution of the project recoup production funding, production fees, talent participations, distribution fees and expenses. Excess receipts, if any, are distributed to the various parties in accordance with their agreed-upon profit participation. The Adventures of Pinocchio is an example of a co-production with German, French and English participation.

Producer-for-Hire. In addition to developing and producing its own programs, the Company may be hired as a producer-for-hire for a creative concept or literary property owned by another person. There are at least two types of producer-for-hire arrangements. Under the first type, the Company receives a set fee and agrees to deliver the completed program for that fee. The Company's profit is the excess of its fee over its production costs. If production costs exceed the package fee, the Company bears the deficit. Under the second type, the Company furnishes personnel as a producer, receives a fixed fee per episode and the production costs of the program are reimbursed directly by the distributor. The Company's production of 860 episodes of Divorce Court from 1984 to 1988 was on a producer-for-hire basis.

GOVERNMENT REGULATIONS

        The Federal Communications Commission ("FCC") repealed its financial interest and syndication rules effective in September 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, restricted the ability of the three established, major U.S. television networks (i.e., ABC, CBS and NBC), to own and syndicate television programming. The ultimate impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although there has been an increase in in-house productions of programming for the networks' own use since the effective date of the repeal of the FCC's financial interest and syndication rules, and this may place additional competitive pressures on program suppliers, such as the Company.

        Under the Telecommunications Act of 1996 (the "1996 Act"), manufacturers of television set equipment are required to equip all new television receivers with a so-called "V-Chip" which would allow for parental blocking of violent, sexually-explicit or indecent programming based on a rating for any given program that would be broadcast along with the program. The FCC is directed by the 1996 Act to develop a ratings system based upon the recommendations of an advisory committee selected by the FCC unless the television industry establishes its own voluntary ratings system by February 1997. The television networks did establish and have implemented such a system. Other provisions of the 1996 Act revise the broadcast multiple ownership rules, allow local exchange telephone companies to offer multichannel video programming service, subject to certain regulatory requirements, and allow for cable companies to offer local exchange telephone service, subject to certain regulatory requirements.

        The impact on the Company of the changes brought about by the 1996 Act, including the new ratings guidelines and by accompanying changes in FCC rules cannot be predicted at the present time. However, it is possible that recent alliances of certain program producers and television station group owners, coupled with the recent FCC rule revisions allowing a single television station licensee to own television stations reaching up to 35% of the nation's television households, may place additional competitive pressures on program suppliers, such as the Company, to the extent they are unaligned with the major networks or any television station group owners.

        In international markets, the Company's programming is occasionally subject to local content and quota requirements, and/or other limitations, which prohibit or limit the amount of programming produced outside of the local market. Although the Company believes these requirements have not affected the Company's licensing of its programs in international markets to date, such restrictions, or new or different restrictions, could have an adverse impact on the Company's operations in the future should opportunities to obtain foreign content not be available.

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

3. LEGAL PROCEEDINGS

        The Company is party to certain legal proceedings and claims arising out of the normal course of business. The Company believes that the ultimate resolution of all of these matters will not have a material adverse effect upon the Company's financial position.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On August 19, 1997 the shareholders of the Company voted in the annual meeting to (A) re-elect directors, (B) re-appoint KPMG Peat Marwick LLP as independent accountants, (C) effect a 1-for-6 reverse stock split and (D) to amend the Company's Amended Articles of Incorporation to decrease the number of authorized shares of Common Stock of the Company from the previous amount of 150,000,000 shares to 50,000,000 shares. Finally, the shareholders voted not to amend the Company's Amended Articles of Incorporation to provide for 3,000,000 authorized shares of Preferred Stock of the Company. A majority of total shares voting was needed to approve proposals A and B, whereas a majority of shares outstanding was needed to approve proposals C and D, and the amendment to authorized Preferred Stock. The results of the voting, on an unadjusted (pre-reverse split) basis were as follows:

        A)     Election of  directors:
                                                   FOR                  AGAINST               ABSTAIN
               Peter Locke                         41,122,705           250,087               942,570
               Donald Kushner                      41,130,605           249,387               935,370
               David Braun                         41,169,612           236,880               908,870
               S. James Coppersmith                41,169,347           235,145               910,870
               Stuart Hersch                       41,170,412           233,080               911,870


        B) Approval of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ended September 30, 1997:

                                                   FOR                  AGAINST               ABSTAIN
                                                   41,552,897           539,188               223,277

        C)     Approval of the Reverse Stock Split
                                                   FOR                  AGAINST               ABSTAIN
                                                   40,045,361           2,090,323             179,678

        D)     Approval of the Common Stock Amendment:
                                                   FOR                  AGAINST               ABSTAIN
                                                   39,646,677           2,336,900             331,785

        E)     Approval of the Preferred Stock Amendment:
                                                   FOR                  AGAINST               ABSTAIN
                                                   7,773,357            3,890,988             500,182

                                    PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "KLOC." Additionally, the stock is listed on the Pacific Stock Exchange under the symbol "KLO." The following table sets forth the range of high and low sale price for the Common Stock, as reported on the NNM, for the periods indicated, as retroactively adjusted for a one-for-six reverse stock split effective September 5, 1997.

                                                   COMMON STOCK
                                               -------------------
                                                 HIGH        LOW
                                               --------   --------
FISCAL 1996
First Quarter (ended December 31, 1995) .      $   4.50   $   2.82
Second Quarter (ended March 31, 1996) ...          6.36       3.48
Third Quarter (ended June 30, 1996) .....          9.00       5.46
Fourth Quarter (ended September 30, 1996)          8.64       3.36
FISCAL 1997
First Quarter (ended December 31, 1996) .          4.32       2.28
Second Quarter (ended March 31, 1997 ....          3.36       1.86
Third Quarter (ended June 30, 1997 ......          3.00       1.32
Fourth Quarter (ended September 30, 1997           3.90       1.68
FISCAL 1998
First Quarter (through December 23, 1997)          5.25       2.44

        On December 23, 1997, the last sale price for the Common Stock as reported on the NNM was $2.81 for the Common Stock. At December 23, 1997, there were approximately 745 record holders of the Common Stock. In September 1997 the Company effected a 1-for-6 reverse stock split. All stock prices presented herein give retroactive effect to the reverse split.

        RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES.

        In October 1997, the Company issued to Lawrence Mortorff, a former employee of the Company, 66,667 shares of Common Stock in exchange for the 5% of the outstanding common stock of KL Features, Inc. not owned by the Company. The Common Stock was sold without registration under an exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

        See Notes 6 and 8 of Notes to Consolidated Financial Statements for descriptions of warrants issued to Allen & Company, Incorporated and a financial consultant, and options granted to Messrs. Kushner, Locke and certain other persons under the Company's stock option plan in the fourth quarter of fiscal 1997. Such securities were issued without registration pursuant to the exception noted above.

        REVERSE STOCK SPLIT

        On August 19, 1997, the Company's shareholders approved a one-for-six reverse stock split (the "Reverse Stock Split") of its outstanding common stock, no per value (the "Common Stock"). The Reverse Stock Split became effective on September 5, 1997 to shareholders of record at the close of business on September 4, 1997. As part of the Reverse Stock Split, the exercise price and the number of shares of Common Stock issuable upon exercise of the Company's Common Stock purchase warrants were also adjusted. In addition, the shareholders also approved an amendment to the Company's Restated Articles of Incorporation which reduced the number of authorized shares of Common Stock from 150,000,000 to 50,000,000 shares.

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

6. SELECTED FINANCIAL DATA

        The following table summarizes selected consolidated financial data for the Company and should be read in conjunction with the certain detailed consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data for the fiscal years are derived from the consolidated financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants, whose report with respect to the consolidated balance sheets of the Company as of September 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three year period ended September 30, 1997 appears elsewhere in this Annual Report.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                      YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1997         1996         1995         1994         1993
                                                  --------     --------     --------     --------     --------
Operating revenues ...........................    $ 56,935     $ 80,157     $ 20,407     $ 50,736     $ 42,487
Costs relating to operating revenues .........     (52,084)     (70,648)     (17,404)     (54,952)     (41,497)
Selling, general and administrative expenses .      (5,333)      (3,595)      (3,838)      (3,208)      (2,797)
                                                  --------     --------     --------     --------     --------

Earnings/(loss) from operations ..............        (482)       5,914         (835)      (7,424)      (1,807)
Interest income ..............................         163          198          300          197           78
Interest expense .............................      (4,027)      (4,027)      (3,409)      (2,209)      (1,173)
Interest expense related to bridge note
  financing ..................................          --         (943)          --           --           --
                                                  --------     --------     --------     --------     --------

Earnings/(loss) before income taxes and
  cumulative effect of a change in accounting
  principle and extraordinary item ...........      (4,346)       1,142       (3,944)      (9,436)      (2,902)
Income taxes .................................         (23)         (47)         (31)       2,277        1,076
                                                  --------     --------     --------     --------     --------

Earnings/(loss) before cumulative effect of a
  change in accounting principle and
  extraordinary item .........................      (4,369)       1,095       (3,975)      (7,159)      (1,826)
Cumulative effect of a change in accounting
  for income taxes ...........................          --           --           --          394           --
                                                  --------     --------     --------     --------     --------
                                                    (4,369)       1,095       (3,975)      (6,765)      (1,826)

Extraordinary item: costs associated with
  repayment of credit facility ...............          --         (365)          --           --           --
                                                  --------     --------     --------     --------     --------

Net earnings/(loss) ..........................    $ (4,369)    $    730     $ (3,975)    $ (6,765)    $ (1,826)
                                                  ========     ========     ========     ========     ========

Earnings/(loss) per common and common
  equivalent share (2):
       Before cumulative effect of a change in
           accounting and extraordinary items     $   (.49)    $    .16     $   (.75)    $  (1.46)    $   (.39)
       Cumulative effect of a change in
           accounting for income taxes .......          --           --           --          .08           --
       Extraordinary item ....................          --         (.05)          --           --           --
                                                  --------     --------     --------     --------     --------

       Net earnings/(loss) ...................    $   (.49)    $    .11     $   (.75)    $  (1.38)    $   (.39)
                                                  ========     ========     ========     ========     ========


Weighted average of common and common
  equivalent shares outstanding(2) ...........       8,959        6,668        5,286        4,896        4,729
                                                  ========     ========     ========     ========     ========


CONDENSED CONSOLIDATED BALANCE SHEET DATA:




                                                                  SEPTEMBER 30,
                                                                 (IN THOUSANDS)

                                              1997        1996        1995        1994        1993
                                            --------    --------    --------    --------    --------
Cash and cash equivalents(1) ...........    $ 16,791    $ 11,636    $  4,301    $ 15,681    $  6,542
Accounts receivable, net ...............      27,696      22,885       7,864       6,177       5,360
Film and television property costs, net
  amortization .........................      68,507      58,463      73,716      30,688      43,031
Total assets ...........................     124,368     100,152      88,952      54,254      56,131
Notes payable ..........................      62,647      41,481      28,398       9,600       8,007
Convertible subordinated debentures, net      11,631      12,039      17,745      22,056       4,296
Total liabilities ......................      93,232      65,902      69,745      35,713      32,252
Stockholders' equity ...................      31,136      34,250      19,207      18,541      23,879
                                            ========    ========    ========    ========    ========

-----------

(1) $1,609 of cash and cash equivalents are restricted deposits that are collateral for a sale/leaseback transaction and for certain production loans for 1997 ($419 for 1996 and $1,162 for 1995) and $105 ($4,126 for
     1996 and none for 1995) is cash collected by the Company and reserved for use by Chase Manhattan Bank to pay down outstanding borrowings under the Company's credit facility.

(2) In September 1997 the Company effected a 1-for-6 reverse stock split. Amounts for all periods presented herein give retroactive effect to the reverse split.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's revenues are derived primarily from the production or the acquisition of distribution rights of films licensed for release domestically by studios, pay cable, basic cable and videocassette companies; and from the development, production and distribution of television programming for the major domestic television networks, basic and pay cable television and first-run syndicators; as well as from the licensing of rights to films and television programs in international markets. The Company generally finances all or a substantial portion of the budgeted production costs of its programming through advances obtained from distributors and borrowings secured by domestic and international licenses. The Company typically retains rights in its programming to be exploited in future periods or in additional markets or media. In 1993, the Company established a feature film operation which produces low and medium budget films for theatrical and/or home video or cable release. The Company produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.

        The Company's revenues and results of operations are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its films and programs (See Note 1 of Notes to Consolidated Financial Statements). Revenues from distributor production advances or license fees received prior to delivery or completion of a program are deferred. Production advances and deferred license fees are generally recognized as revenue on the date the film or program is delivered or available for delivery. Activities conducted through joint ventures, wherein the Company reports its equity in earnings as revenues, can significantly affect comparability of revenues. See "Results of Operations - Comparison of Fiscal Year Ended September 30, 1997 and 1996" below.

        The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, certain exploitation costs, production overhead, and interest relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film or program in future markets. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular product, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result. See "Results of Operations-Comparison of Fiscal Years Ended September 30, 1997 and 1996" and "Results of Operations-Comparison of Fiscal Years Ended September 30, 1996 and 1995."

        Gross profits for any period are a function in part of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period has materially affected a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's product mix during the fiscal year may further affect the Company's quarter-to-quarter or year-to- year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources. Film costs, net of accumulated amortization, increased to $68,507,000 at September 30, 1997 from $58,463,000 at September 30, 1996. Film costs in process or development at September 30, 1997 decreased to $10,497,000 from $16,527,000 at September 30, 1996. See "Results of Operations Comparison of Fiscal Years Ended September 30, 1997 and 1996" below.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

The Company's operating revenues for the fiscal year ended September 30, 1997 were $56,935,000, a decrease of $23,222,000 (29%), from $80,157,000 for the prior fiscal year. The decrease was due primarily to 1997 deliveries of joint venture projects whose gross revenues are not consolidated in the accompanying financial statements, and no repetition of the 1996 delivery of the higher-budget feature The Adventures of Pinocchio. If revenues generated by The Adventures of Pinocchio were excluded from both fiscal 1996 and 1997 periods, current year revenues would have increased 2%. The Company's production and deliveries during fiscal 1997 shifted somewhat toward increased episodic television programming with related start-up costs.

        For fiscal 1997, the Company did not release a higher budget film, but earned revenues of more than $1,800,000 (3% of total revenues) for the continued international exploitation of The Adventures of Pinocchio, which was originally released in fiscal 1996. The Company's feature slate for fiscal 1997 generated over $19,800,000 (35%) of revenues principally from the international exploitation of Basil starring Christian Slater, Claire Forlani and Jared Leto, and Double Tap starring Heather Locklear and Stephen Rea, delivery of a film produced for Twentieth Century Fox Film Corporation, equity in the earnings of the joint venture which produced two sequels to the animated feature Brave Little Toaster, and seven children's fantasy adventure films. In addition, the Company's television slate generated $22,800,000 (40%) of revenues during fiscal 1997 principally from the Company's six one hour prime time episodes of a mid-season replacement series for ABC entitled Gun which aired in the spring of 1997, equity in the earnings of the joint venture which produced five episodes of the ABC prime time network series

Cracker starring Robert Pastorelli, under a 22 episode order, seven episodes of the syndicated television series Hammer starring Stacy Keach, a half-hour series presently airing on HBO which the Company will also be distributing to international and other domestic markets, and 6 episodes of Mowgli: The New Adventures of the Jungle Book, out of a total of 13 half-hour episodes for the Fox Kids Network and 26 episodes for an international distributor. In addition, the Company recognized $4,400,000 (8%) of revenues from distribution to domestic cable and pay-per-view media for films acquired through KLC/New City. The Company also recognized $7,300,000 (13%) of revenues from continuing licenses of completed product from the Company's library to foreign distributors, domestic cable channel operators and international sub-distributors. Operating revenues include $2,189,000 relating to the Company's equity in earnings from the following joint ventures: Cracker Company LLC, formed to produce and distribute the Cracker series, TV First and the joint venture producing and distributing the Brave Little Toaster sequels. Gross revenues for the three joint ventures were $24,681,000 for fiscal 1997.

         The Company recognized approximately $44,100,000 (55%) of operating revenues for fiscal 1996, primarily attributable to the delivery and/or availability of 16 feature films, including $26,300,000 (33%)from the initial release of the feature film The Adventures of Pinocchio and $9,000,000 (11%) from the films Serpent's Lair, The Grave, Freeway, The Whole Wide World, and The Last Time I Committed Suicide. In addition, the Company recognized $22,800,000 (28%) of revenues during fiscal 1996 from the delivery and/or availability of 4 network movies, Princess in Love, Every Woman's Dream, A Husband, A Wife and a Lover and Echo, the network mini-series Innocent Victims and the network pilot for the Company's mid-season series Gun. Twelve other film and video projects generated $8,800,000 (11%) of revenues during fiscal 1996. In addition, the Company recognized approximately $4,100,000 (5%) of revenues from distribution to domestic cable for films acquired through KLC/New City. The Company also recognized additional revenues from continuing licenses of completed product from the Company's library to foreign distributors, domestic cable channel operators and international sub-distributors and from the national rollout of an infomercial marketing contemporary Christian music on compact discs.

        In various stages of production for the Company's fiscal 1998 distribution slate are Beowulf starring Christopher Lambert, Denial starring Jason Alexander and directed by Adam Rifkin, Minion starring Dolph Lundgren, Possums starring Mac Davis, Noose directed by Ted Demme, Susan's Plan written and directed by John Landis, Bone Daddy starring Rutger Hauer, Girl starring Dominique Swain, One Man's Hero starring Tom Berenger, Taxman starring Joe Pantoliano, Legion starring Parker Stevenson, and Swing starring Lisa Stansfield. The Company is also continuing its production of the television series Hammer, and Mowgli: The New Adventures of The Jungle Book, and a joint venture is continuing the production of the television series Cracker as described above. In addition, the Company continues to acquire domestic cable rights for films for distribution through KLC/New City and the international distribution rights to films for distribution through Kushner Locke International, Inc.

        Costs relating to operating revenues were $52,084,000 during fiscal 1997 as compared to $70,648,000 during fiscal 1996. As a percentage of operating revenues, costs relating to operating revenues were 91% for fiscal 1997 compared to 88% for fiscal 1996. In comparison to the third quarter's percentage of operating revenues, wherein margins were relatively high due to the delivery of two animated video sequels to Brave Little Toaster, in the fourth quarter the Company's joint venture with Granada Television delivered five episodes of Cracker, a recently introduced ABC television network series and the Company delivered the first seven episodes of Hammer. As is usually the case with newly-introduced episodic television series, the joint venture realized a relatively low operating margin on Cracker, and the Company realized relatively low operating margins on Hammer and certain additional new product. Also during the fourth quarter of fiscal 1997, the Company reduced prior estimates of future revenues of certain film and television productions. Principal among the productions so adjusted was Gun, which was not picked up by the ABC television network for its Fall 1997 or Spring 1998 broadcast seasons. These factors combined to decrease the carrying value of film and television inventory by $1,325,000 in the fourth quarter. Absent unforeseen developments, management expects margins to increase somewhat in 1998.

        Selling, general and administrative expenses increased to $5,333,000 in fiscal 1997 compared to $3,595,000 in fiscal 1996. This 48% increase results principally from over $1,300,000 of additions to the allowance for doubtful receivables ($800,000 greater than additions provided in 1996) in order to reflect net expected international collections, and increased salary and benefits expenses.

        Interest expense for the year ended September 30, 1997 was $4,027,000 as compared to $4,970,000 for the year ended September 30, 1996. The 19% decrease in 1997 was primarily due to the absence of the $943,000 charge to interest expense in 1996 related to the issuance of shares of common stock as part of the refinancing by the Company and lower effective interest rates on the line of credit in 1997, which was offset in part by increased 1997 credit facility borrowings. The Company capitalized $306,000 less interest to film and television property costs in fiscal 1997. Total indebtedness for borrowed money increased 39% to $74,278,000 at September 30, 1997 from $53,520,000 at September 30, 1996 due to increased production borrowings to finance a larger production slate. The weighted average interest rate under the line of credit was 9.25% during fiscal 1997 compared to 9.98% during fiscal 1996, while the Series A, Series B, 8% and 9% Convertible Subordinated Debentures bear interest fixed at 10%, 13.75%, 8% and 9%, respectively. Management expects the level of borrowings and related interests costs to increase in fiscal 1998.

        The Company's effective income tax rate was (1%) for the year ended September 30, 1997 compared to an effective income tax rate of approximately 4% for the year ended September 30, 1996. The Company recognized minimum state income tax expense incurred despite its net loss and loss carryforwards. At September 30, 1997, the Company had net operating loss carryforwards of $39,308,000 for federal tax purposes compared to $33,030,000 at September 30, 1996. Such carryforwards expire in fiscal 2012.

        The Company reported a net loss of $(4,369,000), or $(.49) per share, for the fiscal year ended September 30, 1997, and net earnings of $730,000, or $.11 per share, for the fiscal year ended September 30, 1996. The per share amounts have been adjusted for the effects of a 1-for-6 reverse stock split effected in September 1997. The loss in 1997 resulted primarily from the Company's fourth quarter reduction of prior estimates of future revenues of certain film and television product, and fourth quarter increased allowance for doubtful receivables which aggregated $2,600,000, and also from start-up costs in connection with the Company's new distribution personnel and products activities, an increased allowance for doubtful receivables and lower margins on production released in the current year.

        The Company continues to use the intrinsic value-based method under Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for all of its employee stock-based compensation plans. Therefore, in consolidated financial statements for fiscal 1997, the Company has made the required pro forma disclosures in a footnote to the financial statements. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

        The Company's operating revenues for the fiscal year ended September 30, 1996 were $80,157,000, an increase of $59,750,000 (292%) from $20,407,000 from the prior fiscal year. The increase was due primarily to the delivery and/or availability of a substantially increased slate of films and television programs. The Company shifted its product mix during fiscal 1996 towards an increased number of feature films.

        The Company recognized $44,100,000 (55%) of revenues during fiscal 1996 from the delivery and/or availability of 16 feature films, including $26,300,000 from the initial release of the feature film The Adventures of Pinocchio (with certain anticipated revenues to be recognized in fiscal 1997) and $9,000,000 from the films Serpent's Lair starring Jeff Fahey, The Grave starring Gabrielle Anwar, Eric Roberts and Craig Sheffer, Freeway executive produced by Oliver Stone and starring Reese Witherspoon, Keifer Sutherland and Brooke Shields, The Whole Wide World starring Vincent D'Onofrio and Renee Zellweger and being distributed in the U.S. by Sony Classics, and The Last Time I Committed Suicide starring Keanu Reeves. In addition, the Company recognized $22,800,000 (28%) of revenues during fiscal 1996 from the delivery and/or availability of 4 network movies, the network mini-series Innocent Victims and the network pilot for the Company's mid-season series Gun, including, $13,700,000 for the Company's four television network movies including Princess in Love, starring Julie Cox in the book version of Princess Diana's affair, for CBS, Every Woman's Dream starring Jeff Fahey for CBS, A Husband, A Wife and a Lover starring Judith Light, for CBS and Echo starring Jack Wagner, for ABC. Twelve other film and video projects generated $8,800,000 (11%) of revenues during fiscal 1996. In addition, the Company recognized $4,100,000 (5%) of revenues from distribution to domestic cable for films acquired through KLC/New City. The Company also recognized additional revenues from continuing licenses of completed product from the Company's library to foreign distributors, domestic cable channel operators and international sub-distributors and from the national rollout of an infomercial marketing contemporary Christian music on compact discs.

        Operating revenues for fiscal 1995 were primarily attributable to the delivery and/or availability to Warner Vision of the three low budget feature films Lady in Waiting, The Last Gasp and Wes Craven Presents: Mindripper and $9,500,000 for the three television network movies Dangerous Intentions for CBS, Lady Killer for CBS and Jack Reed IV: A Killer Amongst Us for NBC. The majority of remaining revenues for the period came from the release of six adult thriller direct-to-video films; from two fantasy adventure feature films for Paramount Pictures under the banner JOSH KIRBY: TIME WARRIOR; and from continuing sales of licenses for completed product from the Company's library of titles to international distributors.

        Costs relating to operating revenues were $70,648,000 during fiscal 1996 as compared to $17,404,000 during fiscal 1995. As a percentage of operating revenues, costs relating to operating revenues were 88% for fiscal 1996 compared to 85% for fiscal 1995. During the fourth quarter of fiscal 1996, the Company revised its estimates of the future revenues of certain film and television product resulting in a net decrease of the carrying value of film and television inventory of $500,000. Without such reduction, costs relating to operating revenues would have been $70,148,000 for fiscal 1996. During the fourth quarter of 1995, the Company revised its estimates of future revenues for certain older television programs which resulted in reductions of the carrying value of such programs and an expense of $888,000 recorded during the fourth quarter of fiscal 1995. Without such reduction, costs related to operating revenues would have been $16,500,000 (81%) of revenues for fiscal 1995.

        Selling, general and administrative expenses decreased to $3,595,000 in fiscal 1996 compared to $3,838,000 in fiscal 1995. This decrease resulted from the capitalization of certain production overhead items to theatrical, television and cable product partially offset by an overall increase in staffing and personnel costs.

        Interest expense for the year ended September 30, 1996 was $4,970,000 as compared to $3,409,000 for the year ended September 30, 1995. The increase was primarily due to a $943,000 charge to interest expense related to the issuance of shares of common stock as part of the refinancing of Bridge Notes issued by the Company, plus a $365,000 charge relating to the repayment of the Company's previous $15,000,000 credit facility for fees including a non-cash charge of $65,000 related to the issuance of warrants to the former lender and the increased interest costs associated with the higher amount of borrowings under the new credit facility. The previous credit facility was replaced by an increased $40,000,000 credit facility led by The Chase Manhattan Bank, which was subsequently increased to $60,000,000. Total indebtedness for borrowed money increased to $53,520,000 at September 30, 1996 from $46,143,000 at September 30, 1995 due to increased production borrowings to finance a larger off-balance-sheet production slate, including The Adventures of Pinnochio and Magic Adventures. The weighted average interest rate under the line of credit was 9.98% during fiscal 1996 compared to 10% during fiscal 1995, while the Convertible Subordinated Debentures Series A, Series B, 8% and 9% bear interest fixed at 10%, 13 3/4%, 8% and 9%, respectively.

        The Company's effective income tax rate was 4% for the year ended September 30, 1996 compared to an effective income tax rate of 1% for the year ended September 30, 1995. At September 30, 1996, the Company had net operating loss carryforwards of $33,030,000 for federal tax purposes compared to $24,631,000 at September 30, 1995. Such carryforwards expire in fiscal 2011.

        The Company reported net earnings of $730,000, or $.02 per share, for the fiscal year ended September 30, 1996, and a net loss of $(3,975,000), or $(.13) per share, for the fiscal year ended September 30, 1995. The loss in fiscal 1995 resulted primarily from the above described non-cash reductions in the carrying value of certain programs no longer being produced by the Company and the increased interest expense and amortization of capitalized issuance costs. The losses in fiscal 1995 were impacted by certain expenses associated with the large amount of development and production of work in process scheduled to be delivered after the 1995 fiscal year and the expansion of the Company's feature film and international distribution divisions.


LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased 44% to $16,791,000 (including $1,609,000 of restricted cash being used as collateral for a film sale/leaseback transaction and for certain production loans, and $105,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1997 from $11,636,000 (including $419,000 of restricted cash and $4,126,000 of reserved cash) at September 30, 1996 primarily from an increase in cash flow attributable to non-recurring costs in fiscal 1996 incurred in connection with the issuance of common stock and from an increase in notes payable.

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

        The Company experienced net negative cash flows from operating activities (primarily resulting from the Company's significant expansion of production) of $7,893,000 during the twelve months ended September 30, 1997, which was more than offset by net cash of $19,848,000 provided by financing activities from production loans, and greater usage of the Company's revolving line of credit. As a result primarily of an excess of cash collections plus borrowings over production and operating expense payments, net unrestricted cash increased by $7,986,000 to $15,077,000 $ on September 30, 1997. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library. Credit Facility

        In June, 1996, the Company closed a $40,000,000 syndicated revolving credit agreement with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000. The agreement provides for borrowing by the Company of up to $60,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified amount based upon the Company's appraised library value for unsold or unlicensed rights In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow production funding after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (6% as of December 19, 1997) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base [supported by [unamortized] library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of
(a) Chase's Prime Rate (8.75% as of December 19, 1997), (b) Chase's Base CD Rate (5.81% as of December 24, 1997) plus 1% or (c) the Federal Funds Effective Rate (5.46% as of December 19, 1997) plus 1/2%) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that potion of the borrowing base supported by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of .5% per annum of the unused portion of the credit line. As of December 24, 1997, the Company had drawn down $53,080,000 under the credit facility out of a total net borrowing base availability of $57,829,000 and Chase also held $179,000 of reserved cash collected from distributors but not yet applied against existing loans. Also on that date, the Company held over $1,600,000 of unrestricted cash and over $1,500,000 of restricted cash.

        The credit agreement contains various restrictive covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). On December 23,1997 the credit agreement was further amended to change the interest coverage covenant effective on September 30, 1997.

 Securities Offerings

        As of September 30, 1997, $5,000,000 principal amount of 8% Convertible Subordinated Debentures and $4,100,000 principal amount of 9% Convertible Subordinated Debentures were outstanding. Through December 19, 1997, an additional $250,000 principal amount of the 8% Debentures were converted into 42,735 shares of Common Stock and no additional shares of 9% Debentures were converted. As of September 30, 1997, approximately $77,000 principal amount of Series A Debentures (convertible into common stock at an adjusted rate of approximately $7.61 per share) and $3,242,000 of Series B Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) were outstanding. The Company has the right to redeem the Series A Debentures at redemption prices at par after September 30, 1997 and to redeem the Series B Debentures at redemption prices at par after October 1, 1997.
All conversion rates are as adjusted for the Company's one-for-six reverse stock split effective September 5, 1997.

        In September 1994, the Company filed a registration statement covering an aggregate of 21,388,064 shares (now equivalent to 3,564,678 shares giving effect to the 1-for-6 reverse stock split) of common stock comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters.

        In May 1996, the Company issued $1,500,000 of short-term bridge notes in a private placement which were repaid in July 1996 in connection with the secondary public offering referred to below.

        In July 1996, the Company closed a secondary public offering of an aggregate of 4,750,000 units (a "Unit"), each Unit consisting of two shares of Common Stock (now equivalent to 1,583,334 shares in the aggregate giving effect to the 1-for-6 reverse stock split) and one five year Class C Redeemable Common Stock Purchase Warrant to purchase Common Stock at an adjusted exercise price of $6.8625 per share. The Company received net proceeds in the amount of $9,203,125. In connection with such offering, the Company issued warrants to purchase up to an aggregate of 475,000 Units (prior to the reverse split )at an adjusted rate of $18.00 per Unit to the underwriter thereof and a consultant.

 Production/Distribution Loans

        The Company's other short term borrowings, totaling $5,844,000 as of September 30, 1997, consisted of production loans from Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial Bank to consolidated production entities. The Kushner-Locke Company provided limited corporate guarantees for a portion of the Paribas loan which is callable in the event that the production company does not repay the loans by the respective maturity date. The Imperial Bank production loans is recourse only to the production entity. Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the Lenders. To the extent the collateral value securing the loans exceeds the amount outstanding, the Company may determine in the future to assume such obligations in full under its Chase facility and take title to such assets.

        The table below shows certain production loans as of September 30, 1997.

                                                                                KUSHNER-LOCKE
                                                         AMOUNT        WEIGHTED   CORPORATE
   FILM                LENDER         LOAN AMOUNT     OUTSTANDING      INTEREST    GUARANTY       MATURITY
   ----             ---------------------------------------------------------------------------------------
   Basil              Paribas        $ 6,300,000       $3,564,000           10%   $1,000,000        3-30-98
   Magic Adventures   Imperial         5,150,000        2,280,000         9.92%           --       11-15-97*
                                     -----------       ----------                 ----------

                                     $11,450,000       $5,844,000                 $1,000,000
                                     ===========       ==========                 ==========

*  Fully repaid at maturity.

        In April 1996, a $5,150,000 production loan was obtained from Imperial Bank to cover a portion of the production budgets of the Magic Adventures home video series. The loan bore interest at Prime plus 1.5%. The loan was secured by the rights, title and assets related to the film series which are being delivered to domestic and international sub-distributors. The loan was fully repaid in November 1997.

        In February 1997, a $6,300,000 production loan was obtained from Paribas to cover a portion of the production budget of Basil. The loan bears interest at Prime (8.75% as of December 19, 1997) plus 1.5% payable monthly plus certain loan fee amounts. The loan is secured by the rights, title and assets related to the film which is being delivered to sub-distributors. In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations.

        As of September 30, 1996 the Company's consolidated entities had productions loans outstanding for Innocent Victims production loan and The Adventures of Pinocchio. In March 1997 the Innocent Victims loan was repaid. In September 1997 the The Adventures of Pinocchio loan was repaid.

        In November 1997, an $8,200,000 production loan was obtained from Comerica Bank - California by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at U.S. Prime (8.75% as of December 19, 1997) plus 1% or at LIBOR (6% as of December 19, 1997) plus 2%. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on August 31, 1998. The loan is secured by the rights, title and assets related to the film.

        The Company recently entered into an agreement in principle with a major studio whereby the Company has the right to distribute in international territories up to nine moderate to high-budget motion pictures over a three year period. The Company has the right to select the motion pictures, if any, to be distributed among titles made available by the major studio. In the event the Company selects one or more films under the arrangement, management currently expects to finance its acquisition of the distribution rights via credit facilities not presently in place. There can be no assurance that definitive agreements for this distribution arrangement will be agreed to, that financing will be obtained, or that such activities will ultimately be profitable if undertaken.

        Management expects to finance future production and distribution arrangements through a combination of production loans and credit facility borrowings. No assurance can be given that such financing will be available when and if needed. Management believes the Company will comply with the restrictive covenants of the Chase agreement and accordingly the credit facility will be available through June 2000, the maturity date.

        SUMMARY

        Management believes that existing resources and cash generated from operating activities, together with amounts available under the syndicated revolving credit agreement with Chase will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company from time to time will seek additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital. In addition to expanding production and its distribution business, whether internally or by acquisition, the Company also considers acquisition possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

        The Company's business and operations have not been materially affected by inflation.

        The Company utilizes third party provider computer programs to process certain information in order to maintain efficient business operations. No Company-created programming is utilized. Management is aware of the Year 2000 programming issue and is evaluating the adequacy of the third party providers' proposed or implemented solutions. At present, no assurance can be given that those solutions will resolve the issue, and therefore no assurance can be given that the Company will avoid significant deteriorations of operating efficiency or programming costs.

        RECENT ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued SFAS No, 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic, EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements issued for periods ending after December 15, 1997, including interim periods The Company's basic earnings per share as calculated under SFAS 128 are $(0.49), $0.11 and $(0.75) for the years ended September 30, 1997, 1996 and 1995, respectively.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Management believes that the impact of SFAS No. 130 will not be material to the Company's financial statements.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standard for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. Management believes that the impact of SFAS No. 131 will not be material to the Company's financial statements.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF  THE REGISTRANT

        The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1997) in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

11. EXECUTIVE COMPENSATION

        The information called for in Item 11 of Part II I shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1997) in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1997) in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1997) in the Company's definitive Proxy Statement in connection with its 1998 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K




(a)   (1)      Financial Statements:
               Independent Auditors' Report............................................................................
               Consolidated Balance Sheets at September 30, 1997 and 1996..............................................
               Consolidated Statements of Operations for the years ended September 30, 1997, 1996, and 1995............
               Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996, and 1995............
               Consolidated Statements of Stockholder Equity for the years ended September 30, 1997, 1996, and 1995....
               Notes to Consolidated Financial Statements..............................................................
      (2)      Financial Statement Schedule
               Schedule II for the years ended September 30, 1997, 1996, and 1995......................................
                        All other schedules are inapplicable and, therefore, have been omitted.
      (3)      Exhibits................................................................................................
               Exhibits filed as part of this report are listed in the Exhibit Index, which follows the Signatures.....
(b)            Report on Form 8-K:
               Current Report of the Company on Form 8-K, as filed on September 2, 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Kushner-Locke Company:

         We have audited the accompanying consolidated balance sheets of The Kushner-Locke Company and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended September 30, 1997. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kushner-Locke Company and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG PEAT MARWICK LLP

Los Angeles, California
December 26, 1997

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                          SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                                                          ------------------    ------------------
ASSETS
Cash and cash equivalents .............................................................      $  15,077,000       $   7,091,000
Reserved cash .........................................................................            105,000           4,126,000
Restricted cash .......................................................................          1,609,000             419,000
Accounts receivable, net of allowance for doubtful accounts of  $891,000 in 1997 and
  $693,000 in 1996 ....................................................................         27,696,000          22,885,000
Due from affiliates ...................................................................            588,000           1,238,000
Note receivable from related party ....................................................            423,000             540,000
Film and television property costs, net of accumulated amortization ...................         68,507,000          58,463,000
Investments in unconsolidated entities, at equity .....................................          5,326,000           1,514,000
Other assets ..........................................................................          5,037,000           3,876,000
                                                                                             -------------       -------------
                                                                                             $ 124,368,000       $ 100,152,000
                                                                                             =============       =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities ..............................................      $   2,935,000       $   3,277,000
Notes payable .........................................................................         62,647,000          41,481,000
Deferred film license fees ............................................................          3,362,000           3,460,000
Contractual obligations, principally participants' share payable and talent residuals .          6,155,000           3,512,000
Production advances ...................................................................          6,502,000           2,133,000
Convertible subordinated debentures, net of deferred issuance costs ...................         11,631,000          12,039,000
                                                                                             -------------       -------------
          Total liabilities ...........................................................         93,232,000          65,902,000

Stockholders' equity:
     Common stock, no par value. Authorized 50,000,000 shares at September 30, 1997 and
     80,000,000 at September 30, 1996: issued and outstanding 9,090,080 shares at
     September 30, 1997 and 8,777,541 shares at September 30, 1996 as adjusted ........         38,905,000          37,650,000
  Accumulated deficit .................................................................         (7,769,000)         (3,400,000)
                                                                                             -------------       -------------
          Net stockholders' equity ....................................................         31,136,000          34,250,000
                                                                                             -------------       -------------
                                                                                             $ 124,368,000       $ 100,152,000
                                                                                             =============       =============



See accompanying notes to consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



                                                                        1997             1996            1995
                                                                   ------------     ------------     ------------
Operating revenues ............................................    $ 56,935,000     $ 80,157,000     $ 20,407,000
Costs related to operating revenues ...........................     (52,084,000)     (70,648,000)     (17,404,000)
Selling, general and administrative expenses ..................      (5,333,000)      (3,595,000)      (3,838,000)
                                                                   ------------     ------------     ------------
     Earnings/(loss) from operations ..........................        (482,000)       5,914,000         (835,000)
Interest income ...............................................         163,000          198,000          300,000
Interest expense ..............................................      (4,027,000)      (4,027,000)      (3,409,000)
Interest expense related to Bridge Note financing .............            --           (943,000)            --
                                                                   ------------     ------------     ------------
     Earnings/(loss) before income taxes and extraordinary item      (4,346,000)       1,142,000       (3,944,000)
Income tax (expense) ..........................................         (23,000)         (47,000)         (31,000)
                                                                   ------------     ------------     ------------
     Earnings/(loss) before extraordinary item ................      (4,369,000)       1,095,000       (3,975,000)
Extraordinary item: costs associated with repayment
   of credit facility .........................................            --           (365,000)            --
                                                                   ------------     ------------     ------------
     Net earnings/(loss) ......................................    $ (4,369,000)    $    730,000     $ (3,975,000)
                                                                   ============     ============     ============

Earnings/(loss) per common and common equivalent share:
   Before extraordinary item ..................................    $       (.49)    $        .16     $       (.75)
   Extraordinary item .........................................            --               (.05)            --
                                                                   ------------     ------------     ------------
     Net earnings/(loss) ......................................    $       (.49)    $        .11     $       (.75)
                                                                   ============     ============     ============
Weighted average common and common equivalent shares
   outstanding ................................................       8,959,000        6,668,000        5,286,000
                                                                   ============     ============     ============


See accompanying notes to consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                                                      1997            1996           1995
                                                                                  ------------   ------------   ------------
Cash flows from operating activities:
 Net earnings/(loss) ...........................................................  $ (4,369,000)  $    730,000   $ (3,975,000)
  Adjustments to reconcile net earnings/(loss) to net cash used by operating activities:
     Amortization of film costs ................................................    50,835,000     70,068,000     16,977,000
     Depreciation and amortization .............................................       192,000        190,000        239,000
     Amortization of capitalized issuance costs ................................       969,000        299,000        414,000
     Interest on bridge loan ...................................................          --          750,000           --
  Changes in assets and liabilities:
     Restricted cash ...........................................................    (1,190,000)       743,000     (1,162,000)
     Reserved cash .............................................................     4,021,000     (4,126,000)          --
     Accounts receivable, net ..................................................    (4,811,000)   (15,021,000)    (1,687,000)
     Other receivables .........................................................       767,000       (717,000)      (766,000)
     Film costs ................................................................   (60,879,000)   (54,815,000)   (60,005,000)
     Accounts payable and accrued liabilities ..................................      (342,000)        32,000        860,000
     Deferred film license fees ................................................       (98,000)       707,000      2,389,000
     Contractual obligations ...................................................     2,643,000      2,517,000       (221,000)
     Production advances .......................................................     4,369,000    (14,476,000)    16,527,000
                                                                                  ------------   ------------   ------------
          Net cash used by operating activities ................................    (7,893,000)   (13,119,000)   (30,410,000)
                                                                                  ------------   ------------   ------------
Cash flows from investing activities: ..........................................                                        --
Investments in unconsolidated entities .........................................    (3,812,000)    (1,495,000)
 Increase in property and equipment, net .......................................      (157,000)      (140,000)      (317,000)
                                                                                  ------------   ------------   ------------

          Net cash used by investing activities ................................    (3,969,000)    (1,635,000)      (317,000)
                                                                                  ------------   ------------   ------------

Cash flows from financing activities:
 Increase in notes payable .....................................................    54,716,000     34,081,000     21,398,000
 Repayment of notes payable ....................................................   (33,550,000)   (20,998,000)    (2,600,000)
 Net proceeds from issuance of common stock ....................................          --        7,202,000           --
 Net proceeds from exercise of stock options ...................................          --          412,000           --
 Repayment of debentures/exercise of conversion options ........................          --          (56,000)       (25,000)
 Other .........................................................................    (1,318,000)    (1,935,000)      (588,000)
                                                                                  ------------   ------------   ------------
          Net cash provided by financing activities ............................    19,848,000     18,706,000     18,185,000
                                                                                  ------------   ------------   ------------
          Net increase (decrease) in cash ......................................     7,986,000      3,952,000    (12,542,000)
Cash and cash equivalents at beginning of year .................................     7,091,000      3,139,000     15,681,000
                                                                                  ------------   ------------   ------------
Cash and cash equivalents at end of year .......................................  $ 15,077,000   $  7,091,000   $  3,139,000
                                                                                  ============   ============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
      Interest .................................................................  $  4,487,000   $  3,557,000   $  2,952,000
      Income taxes .............................................................  $     23,000   $     47,000   $     27,200




See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1) In fiscal 1995, $5,260,000 of convertible subordinated debentures were converted into 899,583 adjusted shares of common stock.

(2) In fiscal 1996, $6,500,000 of convertible subordinated debentures were converted into 1,182,248 adjusted shares of common stock including 105,289 adjusted shares of common stock, valued at $750,000, relating to interest on the bridge loan. See accompanying notes to consolidated financial statements.

(3) In fiscal 1997, $667,000 of convertible subordinated debentures were converted into 84,562 adjusted shares of common stock.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                                   NUMBER OF                 (ACCUMULATED
                                                    SHARES     COMMON STOCK     DEFICIT)         NET
                                                 ------------  ------------  ------------   ------------
     Balance at September 30, 1994 ............     5,011,517  $ 18,696,000  $   (155,000)  $ 18,541,000
Conversion of subordinated debentures .........       899,583     4,641,000          --        4,641,000
Net loss ......................................          --            --      (3,975,000)    (3,975,000)
                                                 ------------  ------------  ------------   ------------
     Balance at September 30, 1995 ............     5,911,100    23,337,000    (4,130,000)    19,207,000
Issuance of common stock ......................     1,583,333     7,202,000          --        7,202,000
Stock options exercised .......................        75,000       412,000          --          412,000
Stock purchase warrants exercised .............        25,860          --            --             --
Issuance of bridge loan stock .................       105,289       750,000          --          750,000
Conversion of subordinated debentures .........     1,076,959     5,949,000          --        5,949,000
Net earnings ..................................          --            --         730,000        730,000
                                                 ------------  ------------  ------------   ------------
      Balance of September 30, 1996 ...........     8,777,541    37,650,000    (3,400,000)    34,250,000
Issuance of common stock ......................       227,500       598,000          --          598,000
Conversion of subordinated debentures .........        84,562       613,000          --          613,000
Other .........................................           477        44,000          --           44,000
Net loss ......................................          --            --      (4,369,000)    (4,369,000)
                                                 ============  ============  ============   ============
     Balance at September 30, 1997 ............     9,090,080  $ 38,905,000  $ (7,769,000)  $ 31,136,000
                                                 ============  ============  ============   ============



See accompanying notes to consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

The Company

         The Kushner-Locke Company (the "Company") develops, produces and distributes feature films, direct-to-video films, television series, movies-for-television, mini-series and animated programming. In the last three years, the Company expanded its operations into related business lines in ancillary markets for its product such as merchandising, home video, cable and interactive/multimedia applications for characters and story ideas developed by the Company.

         Generally, theatrical films are first distributed in the theatrical and home video markets. Subsequently, theatrical films are made available for world-wide television network exhibition or pay television, television syndication and cable television. Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication or cable television. Certain films are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video. The revenue cycle generally extends 7 to 10 years on film and television products.

Basis of Presentation

         The consolidated financial statements include the accounts of The Kushner-Locke Company, its wholly-owned subsidiaries and certain less than wholly-owned entities which the Company controls. All material intercompany balances and transactions have been eliminated. Entities in which the Company holds a 20% to 50% interest and exercises significant influence are accounted for under the equity method.

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

Accounting for Film and Television Property Costs

         The Company capitalizes costs incurred to produce a film or television project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as expected revenue or profit participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed quarterly and adjusted where appropriate and the impact of such adjustments could be material.

         Film and television property costs are stated at the lower of unamortized cost or estimated net realizable value. Losses which may arise because unamortized costs of individual films or television series exceed anticipated revenues are charged to operations through additional amortization.

         The Company capitalized interest of $1,429,000, $1,735,000 and $631,000 to film and television property costs for the years ended September 30, 1997, 1996, and 1995, respectively.

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

Restricted and Reserved Cash

         At September 30, 1997, the Company had $1,609,000 in restricted cash related to a deposit held at a British bank pursuant to a film sale/leaseback transaction, and to advances made by the Company to film producers for the acquisition of distribution rights or films not yet completed ($419,000 at September 30, 1996). The latter cash advances are held in escrow accounts as collateral by financial institutions providing production loans to those producers. In addition, the Company has $105,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the terms of the Company's credit facility ($4,126,000 at September 30, 1996.).

International Currency Transactions

         The majority of the Company's foreign sales transactions are payable in U.S. dollars. Accordingly, international currency transaction gains and losses included in the consolidated statements of operations for the three years ended September 30, 1997 were not significant.

Income Taxes

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

Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Significant estimates are primarily related to ultimate revenues and ultimate costs relating to the Company's film and television properties and the collectibility of accounts receivable. Actual results may differ from estimated amounts.

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

Reverse Stock Split

         In September 1997 the Company effected a 1-for-6 reverse split of the issued and outstanding shares of common stock which had been approved by the stockholders. All references to shares outstanding give effect to this reverse stock split as if it had occurred at the beginning of the earliest period presented.

Earnings/(Loss) Per Share

         Earnings (loss) per common and common equivalent share is based upon the weighted average number of shares of common stock outstanding plus common equivalent shares consisting of dilutive outstanding warrants and stock options. The inclusion of the additional shares assuming the conversion of the Company's convertible subordinated debentures or assuming the exercise of warrants or stock options would have been anti-dilutive for all periods.

         (2) Film and Television Property Costs

         Film and television property costs consist of the following:

                                                                              SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                                              ------------------         ------------------
In process or development .........................................               $10,497,000               $16,527,000
Released, principally feature films and television productions, net
  of accumulated amortization .....................................                58,010,000                41,936,000
                                                                                  -----------               -----------
Total .............................................................               $68,507,000               $58,463,000
                                                                                  ===========               ===========

         Based upon the Company's present estimates of anticipated future revenues at September 30, 1997, approximately 70% of the film costs related to released films and television series will be amortized during the three-year period ending September 30, 2000.

(3)      Investments in Unconsolidated Entities, at Equity

         Information regarding investments and advances, net as of September 30, 1997 and 1996 as follows:



                                                    OWNERSHIP           NET EQUITY
          INVESTEE                                      %               INVESTMENT
          --------                                  -------------------------------

          1997:
            BLT Ventures                               50%               $1,925,000
            Cracker Company, LLC                       50%                2,533,000
            TV First                                   50%                  868,000
                                                                         ----------
                                                                         $5,326,000
                                                                         ==========

          1996:
            BLT Ventures                               50%               $   19,000
            TV First                                   50%                1,495,000
                                                                         ----------
                                                                         $1,514,000
                                                                         ==========


Equity in earnings (losses) of unconsolidated entities and other investments for the years ended September 30, 1997 and 1996 which are included in operating revenues were as follows:


                                                 1997                       1996
                                             -----------                -----------
          BLT Ventures                       $ 1,896,000                $   243,000
          Cracker Company, LLC                   313,000                       --
          TV First                               (20,000)                   (17,000)
                                             -----------                -----------
                                             $ 2,189,000                $   226,000
                                             ===========                ===========


The following representation is a condensed combined unaudited summary of financial information of the Company's investments. Certain of the Company's other equity investments are not considered significant and are therefore not included:


          COMBINED BALANCE SHEETS
                                                                                SEPTEMBER 30
                                                                    -------------------------------------
                                                                        1997                      1996
                                                                    -----------               -----------
                                                                                 (Unaudited)
          Film and television programming costs net                 $12,510,000               $ 3,316,000

          Cash                                                        1,242,000                   631,000
          Other assets                                                3,304,000                 1,198,000
                                                                    -----------               -----------
                  Total assets                                      $17,056,000               $ 5,145,000
                                                                    ===========               ===========
          Accounts payable                                          $ 1,481,000               $ 1,037,000
          Notes payable                                                 208,000                      --
          Production advances                                        10,896,000                 2,882,000
          Ownership equity                                            4,471,000                 1,226,000
                                                                    -----------               -----------
                  Total Liabilities and ownership equity            $17,056,000               $ 5,145,000
                                                                    ===========               ===========

          COMBINED  OPERATING STATEMENTS
                                                         YEAR ENDED SEPTEMBER 30
                                                    -------------------------------
                                                        1997               1996
                                                    ------------       ------------
                                                             (Unaudited)
          Operating income                          $ 24,681,000       $  3,393,000
          Costs relating to operating revenues       (20,278,000)        (2,896,000)
          Interest income                                  4,000              5,000
          Interest expenses                              (29,000)           (49,000)
                                                    ------------       ------------
          Net earnings                              $  4,378,000       $    453,000
                                                    ============       ============


           No dividends were received from unconsolidated entities during fiscal 1997 or 1996.

         (4) Notes Payable

         Notes payable consist of the following:


                                                                                         SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                                                         ------------------  ------------------
          Note payable to bank, under the revolving credit facility secured by substantially all Company assets, interest at varying rates as discussed
            below, outstanding principal balance due June 2000......................         $56,803,000         $29,037,000

          Notes payable to banks and/or financial institutions consisting of two production loans secured by certain film rights held by
            producers, priced at different rates for each loan .....................           5,844,000          12,444,000
                                                                                             -----------         -----------
          Total ....................................................................         $62,647,000         $41,481,000
                                                                                             ===========         ===========


         In June, 1996 the Company obtained a $40,000,000 syndicated borrowing base revolving credit facility. In conjunction with this new facility, the Company repaid amounts outstanding under its previously existing $15,000,000 credit facility. Unamortized issuance costs of $365,000 relating to this previous credit facility were expensed as an extraordinary item in 1996. In September 1997 the facility was increased to $60,000,000.

         The revolving credit facility is available through June 2000 and bears interest at the Company's option, either (i) at LIBOR (6% as of December 19, 1997) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or LIBOR (6% as of December 19, 1997) plus 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of (a) the agent bank's Prime Rate (8.75% as of December 19, 1997), (b) the agent bank's Base CD Rate (5.81% as of December 24, 1997) plus 1% or (c) the Federal Funds Effective Rate (5.46%) as of December 19, 1997) plus 1/2% plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche). The credit agreement contains restrictive covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds, and prohibit payment of cash dividends and prepayment of most subordinated debt. In addition, the Company must maintain a minimum liquidity level, limit overhead expense and to meet certain financial ratios. The bank could declare an event of default if either of Messrs. Locke or Kushner failed to be the Chief Executive Officer of the Company or if any person or group acquired ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). On December 18, 1997 the Company received a waiver of covenants pertaining to the specified ratio of debt to equity and the specified earnings coverage of interest costs which had not been met at September 30, 1997. On December 23,1997 the credit agreement was further amended to change the interest coverage covenant effective as of September 30, 1997, and the Company was in compliance with the amended covenant.

         The Company's other short term borrowings, totaling $5,844,000 as of September 30, 1997, consist of production loans from Banque Paribas (Los Angeles Agency) ("Paribas") and Imperial Bank ("Imperial") to consolidated production entities. The Paribas loan bears interest at Reference Rate (8.75% as of December 19, 1997) plus 1.5%. The Imperial loan, which was fully repaid by November 1997, bore interest at Prime plus 1.5%. The Kushner-Locke Company provided limited corporate guarantees for a portion of the Paribas loan which is callable in the event that the production company does not repay the loan made by the respective maturity date. Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the Lenders. During fiscal 1997 the $12,500,000 Newmarket loan and the $1,200,000 Paribas loan which were outstanding as of September 30, 1996 were fully repaid.

         The table below shows production loans as of September 30, 1997.



                                           ORIGINAL LOAN    AMOUNTS          WEIGHTED
FILM                         LENDER           AMOUNT      OUTSTANDING        INTEREST      GUARANTY      MATURITY
-----------------------------------------------------------------------------------------------------------------------
                                                                                 10%
Basil ..................     Paribas      $  6,300,000     $3,564,000                       $1,000,000       5-30-98
Magic Adventures........     Imperial        5,150,000      2,280,000          9.97%                --      11-15-97*
                                          ------------     ----------                      -----------

      Total ............                  $ 11,450,000     $5,844,000                       $1,000,000
                                          ============     ==========                      ===========


-----------------

*  Fully repaid at maturity

         In April 1996, a $5,150,000 production loan was obtained from Imperial Bank to cover a portion of the production budgets of the Magic Adventures home video series. The loan bore interest at Prime plus 1.5% . The loan was secured by the rights, title and assets related to the film series which are being delivered to domestic and international sub-distributors. The loan was fully repaid in November 1997.

         In February 1997, a $6,300,000 production loan was obtained from Paribas to cover a portion of the production budget of Basil. The loan bears interest at Prime (8.75% as of December 19, 1997) plus 1.5% payable monthly plus certain loan fee amounts. The loan is secured by the rights, title and assets related to the film which is being delivered to sub-distributors. In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations.

         In November 1997, a $8,200,000 loan was obtained from Comerica Bank - California by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The Company provided its corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on August 31,1998. The loan bears interest. at Prime (8.75% as of December 19, 1997) plus 1% or at LIBOR (6% as of December 19, 1997) plus 2 %, payable monthly plus certain loan fee amounts. The loan is secured by the rights, title and assets related to the film.

         (5)  Convertible Subordinated Debentures

                                                                                           SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                                                           ------------------   ------------------
Series A Convertible Subordinated Debentures due December 2000, bearing interest at 10%
  per annum payable June 15 and December 15, net .......................................            71,000        $    68,000
Series B Convertible Subordinated Debentures due December 2000, bearing interest at
  13 3/4% per annum payable monthly, net of unamortized issuance costs .................         3,029,000          2,976,000
8% Convertible Subordinated Debentures due December  2000, bearing interest at 8% per
  annum payable February 1 and August 1, net ...........................................         4,710,000          4,821,000
9% Convertible Subordinated Debentures due July  2002, bearing interest at 9% per annum
  payable January 1 and July 1, net ....................................................         3,821,000          4,174,000
                                                                                               -----------        -----------

Total ..................................................................................       $11,631,000        $12,039,000
                                                                                               ===========        ===========


Series A Debentures

         During fiscal 1991, the Company sold $1,500,000 principal amount of Series A Convertible Subordinated Debentures due 2000 and 4,200 units which represented an additional $4,200,000 principal amount of Series A Debentures. Each unit included warrants to purchase 84 shares of common stock of the Company at $12.00 per share, as adjusted for the reverse stock split. Each warrant has been valued at $1.50 (350,000 warrants with a total value of $525,000) and is included in common stock.

         As of September 30, 1997, the Company had outstanding $77,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $6,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $3,000 of capitalized issuance costs have been amortized to interest expense for the year ended September 30, 1997.

         The Series A Debentures bear interest at 10% per annum, payable on June 15 and December 15 in each year. The Series A Debentures are convertible into common stock of the Company at the approximate adjusted rate of 132 shares for each $1,000 principal amount of debentures, subject to further adjustment under certain circumstances.

         The Company may redeem the debentures at par after September 30, 1997. The debentures are subordinated to all existing and future "senior indebtedness." The term "senior indebtedness" is defined to mean the principal of (and premium, if any) and interest on any and all indebtedness of the Company that is (i) incurred in connection with the borrowing of money from banks, insurance companies and similar institutional lenders, (ii) issued as a result of a public offering of debt securities pursuant to registration under the Securities Act of 1933, or (iii) incurred in connection with the borrowing of money with an original principal amount of at least $100,000 secured at least in advanced by companies engaged in the ordinary course of their business in the entertainment industry. Senior indebtedness does not include (i) the Series B Debentures, (ii) indebtedness to affiliates and (iii) indebtedness expressly subordinated to or on parity with the Series A Debentures, whether outstanding on the date of execution of the indenture or thereafter created, incurred, assumed or guaranteed.


Series B Debentures

         During fiscal 1991, the Company sold $6,000,000 principal amount of Series B Convertible Subordinated Debentures due 2000.

         As of September 30, 1997 the Company had outstanding $3,242,000 principal amount of Series B Debentures due 2000. The debentures bear interest at 13.75% per annum. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $212,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $72,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1997.

         The terms of the Series B Debentures are generally similar to those of the Series A Debentures other than with respect to the interest rates, except that (i) interest is payable monthly on the Series B Debentures and (ii) the Series B Debentures are convertible into common stock of the Company at an adjusted rate of $9.2664 per share. The Series B Debentures rank pari passu (i.e., equally) in right of payment with the Company's other debentures. For the year ended September 30, 1997 $56,000 principal amount of Series B Debentures were repurchased upon the death of bondholders pursuant to the "Flower Bond" provision of the Series B Debentures.

8% Debentures

         During fiscal 1994, the Company sold $16,437,000 principal amount of 8% Convertible Subordinated Debentures due 2000. In connection with the issuance, the Company issued warrants to purchase up to 10% of the aggregate principal amount of debentures sold at an exercise price equal to 120% of the principal amount of the debentures which are exercisable through March 1999 for $9,613,700 principal amount and through April 1999 for $30,000 principal amount.

         As of September 30, 1997, the Company had outstanding $5,000,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $290,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $106,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1997. Approximately $217,000 principal amount of the 8% Debentures had been converted into 37,094 shares of common stock of the Company in fiscal year 1997.

         The terms of the 8% Debentures are generally similar to those of the Series A Debentures, other than with respect to the interest rates, except that
(i) interest is payable on February 1 and August 1 in each year; (ii) the 8% Debentures are convertible into common stock of the Company at an adjusted rate of $5.85 per share; and (iii) the Company has the right to redeem the 8% Debentures at redemption prices commencing at 102.7% of par in February 1998 and declining to par commencing in February 2000. The 8% Debentures rank pari passu in right of payment with the Company's other debentures.

9% Debentures

         During fiscal 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance, the Company issued warrants to purchase up to 9% of the aggregate principal amount of debentures sold at an exercise price equal to 120% of the principal amount of debentures which warrants are exerciseable July, 1999.

         As of September 30, 1997, the Company had outstanding $4,100,000 principal amount of 9% Debentures. The debentures bear interest at 9% per annum. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $279,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $97,000 of capitalized issuance costs had been amortized as interest expense for the year ended September 30, 1997. Approximately $450,000 principal amount of the 9% Debentures had been converted into 47,468 shares of common stock of the Company in fiscal year 1997.

         The terms of the 9% Debentures are generally similar to those of the Series A Debentures, other than with respect to the interest rates, except that:
(i) interest is payable on January 1 and July 1 in each year; (ii) the 9% Debentures are convertible into common stock of the Company at an adjusted rate of $9.48 per share; and (iii) the Company has the right to redeem the 9% Debentures at redemption prices commencing at 103% of par in July 1998 and declining to par commencing in July 2000. The 9% Debentures rank pari passu in right of payment with the Company's other debentures.

         (5)  Income Taxes

         Income tax expense (benefit) consisted of the following:


                                             ------------------------------
                                                 YEAR ENDED SEPTEMBER 30,
                                             ------------------------------
                                              1997        1996        1995
                                             ------------------------------
          Current:
           Federal ....................      $  --       $  --       $  --
           State ......................      23,000      47,000      31,000
                                             ------------------------------
                                             23,000      47,000      31,000
          Deferred:
           Federal ....................        --          --          --
           State ......................        --          --          --
                                             ------------------------------
               Total income tax expense     $23,000     $47,000     $31,000
                                             ==============================


         A reconciliation of the statutory Federal income tax rate to the Company's effective rate is presented below:


                                                             YEAR ENDED SEPTEMBER 30,
                                                             -------------------------
                                                             1997     1996       1995
                                                             -------------------------
          Statutory Federal income tax rate ............     (34)%      34%      (34)%
          Change in valuation allowance ................      34       (34)       34
          State income taxes, net of Federal tax benefit      (1)        4        (1)
                                                             -------------------------
                                                              (1)%       4%       (1)%
                                                             =========================




         Significant components of the Company's deferred tax assets and liabilities at September 30, 1997 and September 30, 1996 are as follows:

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------------
                                                                      1997              1996
                                                                  ------------------------------
          Deferred tax assets:
           Net operating loss carryforwards .................     $ 14,056,000      $ 11,492,000
           Tax and general business tax credit carryforwards           857,000           751,000
           Allowance for doubtful accounts and other reserves          691,000           250,000
           Deferred film license fees .......................        1,182,000         1,295,000
           Other reserves ...................................          484,000           409,000
           Depreciation .....................................           30,000           100,000
                                                                  ------------------------------
               Total gross deferred assets ..................       17,300,000        14,297,000
               Valuation allowance ..........................       (5,198,000)       (2,908,000)
                                                                  ------------------------------
               Net deferred tax assets ......................     $ 12,102,000      $ 11,389,000
                                                                  ==============================


          Deferred tax liabilities:
           Film amortization ................................     $ 11,825,000      $ 11,389,000
           Partnerships .....................................          153,000
           State taxes ......................................          124,000                 -
                                                                  ------------------------------
               Total deferred tax liabilities ...............     $ 12,102,000      $ 11,389,000
                                                                  ==============================

         At September 30, 1997, the Company had total net operating loss carryforwards of approximately $39,309,000,000 for federal income tax purposes. Such carryforwards expire in fiscal 2012. For state tax purposes, the Company had net operating loss carryforwards of $7,436,000 which expire in fiscal 1999 through 2002. The Company's international tax credits, amounting to approximately $493,000, expire in fiscal 1997 through 2001. The Company's general business credit carryforwards, amounting to approximately $197,000, expire through 2003. Finally, the Company's alternative minimum tax credit carryforwards, amounting to approximately $173,000, have no expiration date.

(6) Stockholder's Equity

Authorized Stock

         In November 1996 the stockholders of the Company approved an increase in the number of authorized shares of Common Stock of the Company from 80,000,000 shares to 150,000,000 shares. In August 1997 the stockholders of the Company approved a reduction in the number of authorized shares of Common Stock from 150,000,000 to 50,000,000 in conjunction with a 1-for-6 reverse stock split.

Warrants

         In 1991, in connection with the Series A Convertible Subordinated Debenture offering, the Company issued warrants to the underwriter to purchase up to 400 units of Series A Debentures at $1,200 per unit. Each unit consists of $1,000 principal amount of Series A Debentures and warrants to purchase 84 shares of common stock of the Company as adjusted at $12.00 per share as adjusted. The warrants, sold as part of the unit, were exerciseable through March, 1997 as extended. The Company issued 350,000 warrants as adjusted valued at $525,000 to purchase common stock at $12.00 per share, subject to adjustment in certain circumstances. No warrants were exercised.

         In 1992, in connection with its public offering of common stock, the Company issued warrants to the underwriters of the offering to purchase 116,667 shares of common stock as adjusted. The warrants were exerciseable through November 1997 at an adjusted price of $7.50 per share. No warrants were exercised.

         In 1994, in connection with the 8% Convertible Subordinated Debentures offering, the Company issued warrants to the underwriter to purchase up to 10% of the aggregate principal amount of debentures sold ($1,643,700) at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustment in certain circumstances. The warrants are exerciseable March, 1999 for $1,613,700 principal amount and April, 1999 for $30,000 principal amount. In connection with the 9% Convertible Subordinated Debenture offering, the Company issued warrants to the underwriters to purchase up to 10% of the aggregate principal amount of debentures sold ($505,000) at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustments in certain circumstances. The warrants are exercisable through July, 1999. Through September 30, 1997, no warrants had been exercised.

         In 1996, in connection with its public offering of 4,750,000 units consisting of two (pre-reverse split) shares of common stock and one warrant to purchase one share of common stock (a "Unit") for an adjusted price of $11.625 per unit, the Company issued 791,667 warrants to purchase common stock, as adjusted, and warrants to the underwriter to purchase up to 71,167 units at an exercise price of $19.18125 per Unit, as adjusted, subject to adjustment in certain circumstances. In addition, the Company issued warrants to a consultant to purchase up to 47,500 Units at $19.18125 per Unit, subject to adjustment in certain circumstances. The warrants underlying the Units are exercisable at an adjusted exercise price of $6.8625 per share subject to adjustments in certain circumstances through June 2001. Through September 30, 1997, no warrants had been exercised.

         In June 1997 the Company issued warrants to a financial consultant to purchase up to 50,000 shares of common stock of the Company at $1.6875 per share which are exercisable from December 27, 1997 through June 2002. These warrants replaced several earlier warrants grants to the consultant, which are no longer exercisable.

         In September 1997, in connection with a consulting agreement, the Company issued warrants to Allen & Company,

Incorporated to purchase up to 500,000 shares of common stock of the Company at $2.0625 per share. Of the total, warrants for 166,667 shares are immediately exercisable, an additional 166,667 become exercisable in September 1998, and the remaining 166,666 become exerciseable in September 1999, the latter two events subject to Allen & Company, Incorporated still being engaged as consultants by the Company. The warrants expire in September 2004. Also in September 1997 the Company issued warrants to a financial consultant to purchase up to 50,000 shares of common stock at $2.0625 per share. The terms of that warrant are the same as that pertaining to Allen & Company Incorporated. The fair value of such warrants will be amortized over the term of the consulting agreement.

Options

         In 1989, the Board of Directors approved a stock incentive plan (the "Plan") that covers directors, third party consultants and advisors, independent contractors, officers and other employees of the Company. In May 1994, the stockholders of the Company voted to increase the authorized number of shares available under the Plan from 250,000 to 750,000, as adjusted. In November 1996 the stockholders voted to make certain amendments to the Plan, including increasing the number of shares of Common Stock reserved for issuance from 750,000 shares to 1,250,000 shares, as adjusted, as well as certain changes in accordance with new rules enacted under Section 16 of the Securities Exchange Act of 1934, as amended. The Plan allows for the issuance of options to purchase shares of the Company's common stock at an option price at least equal to the fair value of the stock on the date of grant. As of September 30, 1997, 1,078,692 stock options had been granted and were outstanding under the Plan.

         The schedule below includes stock options that the Company has granted as of September 30, 1997:



                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                 EXERCISE
                                                                    SHARES        PRICES
                                                                  -----------------------
               Balance at September 30, 1994 ...............        698,268
          Granted Fiscal 1995 ..............................        102,500       $4.50-
          Options Expired/Canceled .........................        (12,083)      $8.28
          Options Exercised ................................      ---------
               Balance at September 30, 1995 ...............        788,685
          Granted Fiscal 1996 ..............................         16,667       $4.50
          Options Expired/Canceled .........................        (30,833)      $4.86
          Options Exercised ................................        (75,000)      $5.49
                                                                  ---------
               Balance at September 30, 1996 ...............        699,519
          Granted Fiscal 1997 ..............................        450,006       $1.98
          Options Expired/Canceled .........................        (70,833)      $2.58
                                                                  ---------
               Balance at September 30, 1997 ...............      1,078,692
                                                                  =========

          Exercisable at September 30, 1997 ................        528,141       $6.16
          Exercisable at September 30, 1996 ................        397,016       $7.04
          Exercisable at September 30, .....................        378,849       $5.24
                                                                  =========



        At September 30, 1997, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.86 - $15,78 and 6.4 years, respectively. At September 30, 1997, 171,308 shares remained available for future grant.

        The Company applies APB opinion No. 25 and related Interpretations in accounting for its plan, and accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plan been determined consistent with FASB Statement No. 123, the Company's net earnings (loss) and earnings loss per share would have been reduced to the pro forma amounts indicated below:


                                                          YEAR ENDED SEPTEMBER 30,
                                                      ---------------------------------
                                                          1997                 1996
                                                      ---------------------------------
          Net earnings (loss)         As Reported     $  (4,369,000)        $   730,000
                                                      ---------------------------------
                                      Pro forma       $  (4,448,000)            730,000
                                                      =================================
          Earnings (loss)
          per share                   As Reported     $        (.49)        $       .11
                                                      =================================
                                      Pro forma       $        (.50)        $       .11
                                                      =================================


The pro forma disclosure of compensation cost under this pronouncement was based on the Black-Scholes single-option pricing model with the following weighted average assumption for 1997 and 1996: volatility of 58%, risk-free interest rate of 6.27%, and an expected option life of 10 years.

Pro forma net earnings (loss) reflects only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FASB Statement No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to October 1, 1995 is not considered.


(8) Commitments and Contingencies

         Officer Compensation

         Messrs. Kushner and Locke

         In March 1994, Messrs. Kushner and Locke each amended his respective employment agreement with the Company to (i) extend the term of the agreement to March 1999 and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996,
$270,000 in fiscal 1997 and $290,000 in fiscal 1998. Under the revised employment agreements, Messrs. Kushner and Locke each have a base salary of and $425,000 through fiscal 1998, subject to potential increase upon review by the Company's Board of Directors after fiscal 1995. As approved by the Board of Directors in February 1996 and May 1996, Messrs. Kushner and Locke amended their employment agreements to waive their pre-tax earnings performance bonus in the event the Company's annual net income in fiscal 1996 was less than $1,250,000, but were to receive 6% of pre-tax earnings of the Company for fiscal 1996 in excess of $1,250,000 and up to $3,166,666; and were to receive 4% of pre-tax earnings of the Company for fiscal 1996 in excess of $3,166,666, but in no event were either one of them to be entitled to receive greater than $250,000 of performance bonus. No bonus was accrued or paid in fiscal 1995, 1996 or 1997.

         In order to induce Messrs. Kushner and Locke to amend their employment agreements, the Company granted to each in March 1994 options to purchase 150,000 shares of Common Stock as adjusted at an exercise price per share equal to $5.04 (the adjusted last reported sale price of the Common Stock on the date of the initial closing of the 8% Debentures). The options vest over a five year period, with 20% vesting at each anniversary of the date of grant (subject to possible acceleration following a "change-in-control").

         In October, 1997, Messrs. Kushner and Locke each agreed to an amendment to his respective employment agreement with the Company to extend the term of the agreement to October, 2002. Under the revised employment agreements, Messrs. Kushner and Locke each have a base salary of $425,000 in fiscal 1997, and $25,000 annual increases up to a maximum of $525,000 annual base compensation. In the event the Company achieves earnings before income taxes in excess of $2,000,000, each of Messrs. Kushner and Locke are entitled to certain profit bonuses at graduated rates ranging from 5% of annual earnings before income taxes up to $4,000,000 to 7.5% of annual earnings before income taxes in excess of $8,000,000.

         In order to induce Messrs. Kushner and Locke to enter into the amended employment agreements, the Company granted to each, as of August 1, 1997 , options to purchase 83,333 (post reverse split) shares of Common Stock at an exercise price per share equal to $1.875 (the last reported sale price of the Common Stock on the date prior to the award date, as adjusted). The options vest over a five year period, with 20% vesting respectively on each of the next five annual anniversary dates following the date of the grant (subject to possible acceleration following a "change-in-control" as defined in the Company's 1988 Stock Incentive Plan). The Company also granted to each of Messrs. Kushner and Locke options to purchase an additional 83,333 (post reverse split) shares of Common Stock at an exercise price per share equal to $1.875, vesting at the rate of 20% per year, but exercisable only upon the achievement of certain annual income targets to be set by the board of directors or the Company's Common Stock reaching certain public trading prices ranging from $2.00 to $6.00 per share.

        The Company also provides each of Messrs. Kushner and Locke with certain fringe benefits, including $3,500,000 of term life insurance with a split dollar ownership structure and disability insurance. The Company also agreed to assign any key-man life insurance policy to the employee after termination of the employment agreement. The agreements permit Messrs. Kushner and Locke to collect outside compensation which they may be entitled and to provide incidental and limited services outside of their employment with the Company and to receive compensation therefor, so long as such activities do not materially interfere with the performance of their duties under the agreements. Each of Messrs. Kushner and Locke also may require the Company to change its name to remove his name within one year after the expiration or termination of his employment agreement, except that the Company may continue to use such name for a period of one year after such notice, or for such longer period of time as is reasonably necessary to cause the Company not to default under any indebtedness for borrowed money or other material agreement.

Mr. Lilliston. In September 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company hired Mr. Lilliston as the President and Chief Operating Officer of the Company effective October 1996 for a three year term. As part of the agreement, Mr. Lilliston is paid a base salary of $400,000 per year. In addition, he was advanced as a loan the sum of $100,000 on September 3, 1996 and $200,000 in October 1996 to assist Mr. Lilliston in the transition from his private practice to his duties as Chief Operating Officer of the Company. The loans accrue simple interest at the rate of 8% per annum and are to be repaid over a five year period at certain specified dates ending October 2001. Mr. Lilliston has the right to receive bonuses equal to the amount of the payments, and interest, due for such loan repayment if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable) on certain applicable dates (the "Employment Bonus").

         Beginning October 1997, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive a bonus of $100,000 the first time the "Average Closing Price" (the average closing price of the common stock over a thirty calendar day period) is $6.00 or more greater than the "First Day Price" (the average closing price of the common stock over the thirty calendar day period immediately prior to October 1996). Thereafter, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive an additional $100,000 bonus the first time the Average Closing Price exceeds the First Day Price by $12.00 or more, and each six dollar increment through and including $60.00 (each such bonus, a "Stock Bonus"). The aggregate of such bonuses shall not exceed $1,000,000. The foregoing Stock Bonuses shall be reduced by an amount equal to the Employment Bonus up to $150,000 plus interest paid thereon from September 1996. The foregoing stock prices have been adjusted from the amounts specified in Mr. Lilliston's employment agreement to reflect the Company's 1-for-6 reverse stock split which became effective in September 1997.

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

         As part of the agreement, the Company granted Mr. Lilliston options to purchase up to 41,668 shares of Common Stock as adjusted, with 20,834 of such options being granted and vested immediately, 8,334 and 12,500 of such options to be granted and vested one and two years, respectively, after the commencement of the term (the "Term") of the employment agreement (in each case, subject to Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof). If Mr. Lilliston's employment is extended for a second term pursuant to such agreement (the "Second Term"), the Company has agreed to grant Mr. Lilliston options to purchase up to an additional 83,334 shares of Common Stock as adjusted, 41,667, 16,667, and 25,000 of such options to be granted upon commencement and one and two years, respectively, after the commencement of the Second Term with one-half of each such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof. If Mr. Lilliston's employment is extended beyond a Second Term, the Company has agreed to grant Mr. Lilliston options to purchase up to an additional 41, 667 shares of Common Stock as adjusted, with such options granted in full upon such employment extension with one-half of such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof. In the event the performance goals are not met, such options vest at a fixed date in the future, contingent solely on future employment. The exercise price for such options shall be equal to the closing price of the Common Stock on the applicable date of grant. Finally, as part of Mr. Lilliston's agreement, he is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Chief Executive Officers, with earnings from such consultancies limited to $150,000 per year.

Director Compensation

         Directors are compensated at $25,000 per year. During fiscal 1997 Messrs. David Braun and S. James Coppersmith received stock options totalling 16,667 adjusted shares each at an adjusted exercise price of $1.875.

Employee Benefit Plans

         The Company participates in various multiemployer defined benefit and defined contribution pension plans under union and industry agreements. These plans include substantially all participating film production employees covered under various collective bargaining agreements. The Company funds the costs of such plans as incurred.

Lease

         The Company is obligated under a noncancelable operating lease expiring in March 2000 for office space on the 20th and 21st floors at its principal executive offices in Los Angeles, California at September 30, 1997 as follows:

               Fiscal 1998 ......................................     $  527,000
               Fiscal 1999 ......................................        527,000
               Fiscal 2000 ......................................        264,000
                                                                      ----------

          Total minimum future lease rental payments ............     $1,318,000
                                                                      ==========



         Rental expense for the years ended September 30, 1997, 1996 and 1995 was approximately $541,000, $540,000 and $530,000, respectively.

Contingencies

         The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial position.

         In its normal course of business, the Company makes contractual down payments to acquire film distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film and video materials and other proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of September 30, 1997 the Company had made contractual agreements for an aggregate of $4,479,000 in payments due should those third party producers complete delivery to the Company. About one half of these obligations have originated in the Company's cable joint venture known as KLC/New City. These amounts are estimated to be payable over the next [eighteen] months.

         (9) Related Party Transactions

         In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, former President of the Company's international film distribution division. The loan bears interest at the lesser of (a) Prime (8.75% at December 23, 1997) plus 2% or (b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films Sleep With Me, Lawnmower Man II and Nostradamus. While the right of August to receive such commissions with respect to the film Lawnmower Man II is subordinate to the interests of the production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. Repayment of principal and interest is by collection of commissions assigned as collateral. As of September 30, 1997 the Company had been repaid $384,000 toward interest and principal and approximately $423,000 principal amount remains outstanding. The loan matures in December 1997, but August and the Company have reached an agreement, subject to completion of documentation, to a one year extension to December 23, 1998 with August agreeing to make principal reduction payments totaling $205,000 on a scheduled basis prior to maturity. Mr. Cascante left the Company in April 1997 and his employment agreement was then settled. The Company's loan arrangement with August was not affected, and August has remained current on all interest and principal payment obligations since Mr. Cascante left the Company.

         In fiscal 1995 the Company became a general partner in TVFirst, which creates and markets infomercials. The Company's investment in TVFirst on the equity basis amounted to $868,000 as of September 30, 1997, which is included in other assets. One of TVFirst's current projects is a Christian music infomercial. TVFirst purchased air time for such infomercial but neither TVFirst nor either of its partners (including the Company) had the available resources to fund such purchases. Messrs. Locke and Kushner loaned TV First $355,000 during 1996 to enable TVFirst to purchase such air time. Such loans bore interest at prime (8.25% during the loan period) plus 1% and were repaid within fiscal year 1996. In addition, each lender received an additional amount equal to 10% of the principal amount loaned by such lender when the loans were repaid. Furthermore, each lender will receive a profit participation in the profits, if any, related to this Christian music infomercial, up to an amount equal to 5% of its principal amount, which amount will be payable on the first anniversary of such repayment. While the infomercial has generated revenues in excess of its programming and media costs to date, there is no assurance that future revenues will continue to exceed costs. The foregoing transaction was approved by a majority of the independent directors of the Company's Board of Directors.

         The Company has acquired from New City Releasing ("New City"), on a retroactive basis, one half of New City's interest in the KLC/New City Tele-Ventures joint venture (representing a 17.5% ownership interest in the joint venture as to which the Company previously held a 65% ownership interest) for 227,500 shares of Common Stock as adjusted.

         During fiscal 1989, the Company entered into a consulting agreement with Mr. Stuart Hersch to engage his services through September 1994 as an executive consultant. Pursuant to the consulting agreement the Company granted Mr. Hersch stock options to purchase 142,365 shares of common stock as adjusted at $9.33 per share, the adjusted fair market value on the date the Company committed to make the grant. During fiscal 1990, the consulting agreement was amended, reducing the options granted to 71,183 shares as adjusted. As of September 30, 1997, all of those options had vested.

         In consideration of the elimination of certain demand registration rights, the Company indemnified Mr. Hersch in the event Mr. Hersch sold 85,000 shares of the Company's common stock as adjusted to third parties at an adjusted price less than $10.50 per share. The Company paid Mr. Hersch a total of $275,000 during the three-year period ended September 30, 1994 related to such indemnification.

         Mr. Hersch became a consultant to the Company effective April 1996 for which he is paid $90,000 per year. Mr. Hersch is assisting the Company in analyzing potential strategic acquisitions and is providing the Company consulting services in connection with the Company's involvement in infomercials. This agreement is on a month-to-month basis as needed by the Company.

         Mr. Hersch sold 8,333 shares of the Company's common stock in December, 1997 at $3.625 per share.

         (10)  Major Customers and Export Sales

         Revenues to major customers which exceeded 10% of net operating revenues represented 20% 24% and 45% of operating revenues for the years ended September 30, 1997, 1996 and 1995, respectively, and consisted of the following:

                                                                   YEAR ENDED SEPTEMBER 30,
                                                           -------------------------------------------
                                                               1997            1996             1995
                                                           -----------     -----------     -----------
          Television Network CBS .....................     $ 3,029,000     $ 8,288,000     $ 6,045,000
          Television Network ABC .....................       4,925,000      10,550,000               _
          Television Network NBC .....................       3,107,000               _       3,105,000
                                                           -----------     -----------     -----------
                                                           $11,061,000     $18,838,000     $ 9,150,000
                                                           ===========     ===========     ===========


         Accounts receivable from these major customers totaled $ 0, $108,700 and $356,000 at September 30, 1997, 1996 and 1995, respectively.

         Domestic and international accounts receivable consisted of the following:


                                                                           YEAR ENDED SEPTEMBER 30,
                                                                        ------------------------------
                                                                             1997             1996
                                                                        ------------------------------
          Accounts Receivable:
           Domestic ...............................................     $  8,072,000      $  3,266,000
           International ..........................................       20,515,000        20,312,000
                                                                          28,587,000        23,578,000
          Less: Allowance for Doubtful Accounts ...................         (891,000)         (693,000)
                                                                        ------------------------------
                                                                        $ 27,696,000      $ 22,885,000
                                                                        ==============================


         Export sales by geographic areas were as follows:

                                                   YEAR ENDED SEPTEMBER 30,
                                         -------------------------------------------
                                            1997             1996           1995
                                         -------------------------------------------
          Europe ...................     $12,100,000     $22,513,000     $ 3,500,000
          Canada ...................       2,671,000         451,000         327,000
          Other ....................      20,229,000      13,069,000       2,408,000
                                         -------------------------------------------
                                         $35,000,000     $36,033,000     $ 6,235,000
                                         ===========================================


         Other sales were principally to customers in Asia, South America and Australia.

         (11)  Fourth Quarter Adjustments

         During the fourth quarter of 1995, 1996 and 1997, the Company revised its estimates of future revenues for certain product no longer being produced by the Company. In 1995 and 1996 the impact was immaterial. In addition during the fourth quarter of 1997, the Company increased its provision for bad debts. The adjustments to revise estimates of future revenues and increase the allowance for doubtful accounts recorded in the fourth quarter of 1997 amounted to approximately $2,600,000.

                            THE KUSHNER-LOCKE COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II



                                                                 ADDITIONS
                                                                 ---------
                                                   BALANCE AT    CHARGED TO
                                                   ----------    ----------
                                                  BEGINNING OF   COSTS AND   DEDUCTIONS DUE      BALANCE AT END
                                                  ------------   ---------   --------------      --------------
                                                    PERIOD        EXPENSES    TO WRITE-OFFS        OF PERIOD
                                                  ----------     ----------     ----------         -------
          Allowance for Doubtful Accounts:

          Year Ended 9/30/97 ................     $  693,000     $1,310,000     (1,112,000)        891,000
                                                  ========================================================

          Year Ended 9/30/96 ................        400,000        499,000       (206,000)        693,000
                                                  ========================================================

          Year Ended 9/30/95 ................        650,000        450,000       (700,000)        400,000
                                                  ========================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE KUSHNER-LOCKE COMPANY
                                  (Registrant)
Dated: December 26, 1997
                                  /s/ DONALD KUSHNER

                                  Donald Kushner
                                  Co-Chairman of the Board, Co-Chief Executive
                                  Officer and Secretary
Dated: December 26, 1997
                                  /s/ ROBERT SWAN

                                  Robert Swan
                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dated indicated.

                                  THE KUSHNER-LOCKE COMPANY
                                  (Registrant)
Dated: December 26, 1997
                                  /s/ PETER LOCKE

                                  Peter Locke
                                  Co-Chairman of the Board and Co-Chief
                                  Executive Officer
Dated: December 26, 1997
                                  /s/ DONALD KUSHNER

                                  Donald Kushner
                                  Co-Chairman of the Board, Co-Chief Executive
                                  Officer and Secretary
Dated: December 26, 1997
                                  /s/ ROBERT SWAN

                                  Robert Swan
                                  Chief Financial Officer
Dated: December 26, 1997
                                  /s/ ADELINA VILLAFLOR

                                  Adelina Villaflor
                                  Controller
Dated: December   , 1997


                                  Stuart Hersch
                                  Director
Dated: December 26, 1997
                                  /s/ DAVID BRAUN

                                  David Braun

                                  Director
Dated: December 26, 1997
                                  /s/ S. JAMES COPPERSMITH

                                  S. James Coppersmith
                                  Director

                                INDEX TO EXHIBITS



3         Articles of Incorporation (A)
4.1 Indenture between the Company and National City Bank of Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to 10% Convertible Subordinated Debentures Due 2000, Series A (E)
4.2 First Supplemental Indenture between the Company and National City Bank of Minneapolis, as Trustee, dated as of March 15, 1991 pertaining to 10% Convertible Subordinated Debentures Due 2000, Series A (F)
4.3 Indenture between the Company and National City Bank of Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to 13 3/4% Convertible Subordinated Debentures Due 2000, Series B (E)
4.4 Warrant agreement between the Company and City National Bank, as Warrant Agent, dated as of March 19, 1991 pertaining to Common Stock Purchase Warrants (F)
4.5 Warrant agreement dated September 5, 1997 between the Company and Allen & Company Incorporated.(U)
4.6 Warrant agreement dated September 5, 1997 between the Company and I. Friedman Equities, Inc. (U)
4.7 Warrant Agreement dated June 27, 1997 between the Company and I. Friedman Equities, Inc.(U)
4.8 Stock Purchase Agreement dated as of June 25, 1997 between the Company and Lawrence Mortorff. (U)
4.9 Stock Option Award Agreement dated March 1, 1994 between the Company and Lawrence Mortorff. (U)
10.1 Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Donald Kushner.
10.2 Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Peter Locke.
10.3      1988 Stock Incentive Plan of the Company (A)
10.4      Form of Indemnification Agreement (A)
10.5 Kushner-Locke Shareholders' Cross-Purchase Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth Street Limited (A)
10.5.1 Amendment dated as of May 14, 1992 to the Kushner-Locke Shareholders' Cross-Purchase Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth Street Limited (I)
10.6 Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth Street Limited (A)
10.6.1 Amendment dated May 14, 1992 to the Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth Street Limited (I)
10.12 Lease Agreement, dated as of November 1989, between the Company and 11601 Wilshire Associates (G)
10.12.1   Amended Lease Agreement (G)
10.16 Warrant Agreement between the Company and Chatfield Dean & Co., Inc. dated as of November 13, 1992 (J) 10.19 Fiscal Agency Agreement dated March 10, 1994 between and among the Company, Bank America National Trust Company and Bank of America National Trust and Savings Association (K)
10.19.1 Side letter between the Company and BankAmerica Trust Company to the Fiscal Agency Agreement dated March 10, 1994 between and among the Company, BankAmerica Trust Company and Bank of America National Trust and Savings Association (K)
10.20 Warrant Agreement dated March 10, 1994 between the Company and RAS Securities Corp. (K)
10.21 Warrant Agreement dated March 10, 1994 between the Company and I. Friedman Equities, Inc. (K)
10.22 Fiscal Agency Agreement dated July 25, 1994 between and among the Company, Bank America National Trust Company and Bank of America National Trust and Savings Association (L)
10.24 Employment Agreement dated September 1, 1994 between the Company and Gregory Cascante (M)
10.25 Employment Agreement dated September 1, 1994 between the Company and Eleanor Powell (M)
10.27 Loan and Security Agreement dated December 1, 1994 between the Company and August Entertainment, Inc., and Guarantees between the Company, August Entertainment, Inc. and the Allied Entertainments Group PLC and certain of its subsidiaries (M)

10.28 Letter Agreement, dated March 23, 1995, by and between Woodenhead Productions, Ltd. and Newmarket Capital Group, L.P. (N)
10.30* Letter Agreement dated February 6, 1995 by and between Savoy Pictures, Inc. and KL Features, Inc. (N)* 10.32 Guaranty, dated July 7, 1995, by and between The Kushner-Locke Company and Newmarket Capital Group, L.P. for loan and interest of Allied Pinocchio Productions, LTD. (The Legend of Pinocchio) (O)
10.41 Letter Agreement dated December 5, 1995 from New Line Cinema to The Kushner Locke Company summarizing New Line/Savoy deal regarding The Legend of Pinocchio (Q)
10.44     Amendment to the 1988 Stock Incentive Plan dated May 17, 1994 (Q)
10.46 First Amendment to Credit Documents dated December 22, 1995 between Allied Pinocchio Productions, Limited, Newmarket Capital Group L.P., Bank of American National Trust and Savings Associations, The Kushner-Locke Company and Kushner-Locke International, Inc. (The Legend of Pinocchio) (Q)
10.50 Cross Collateralization Agreement dated as of July 7, 1995 between The Kushner-Locke Company, Allied Pinocchio Productions Ltd., Dayton Way Pictures, Inc., Dayton Way Pictures II, Inc., Dayton Way Pictures IV, Inc. and Newmarket Capital Group, L.P. (Q)
10.51 First Amendment to Cross Collateralization Agreement dated January 10, 1996 between The Kushner-Locke Company, Allied Pinocchio Productions Ltd., Dayton Way Pictures, Inc., Dayton Way Pictures II, Inc., Dayton Way Pictures IV, Inc. and Newmarket Capital Group, L.P. (Q)
10.56 Letter Agreement, dated as of April 12, 1996, by and among The Kushner-Locke Company, Chemical Bank and Chase Securities Inc. (T)
10.57 Credit, Security, Guaranty and Pledge Agreement, dated as of June 19, 1996, among The Kushner-Locke Company, the Guarantors named therein, The Chase Manhattan Bank, N.A., (formerly Chemical Bank) as Agent, and The Chase Manhattan Bank, N.A., (formerly Chemical Bank) as Fronting Bank (T)
10.58 Employment Agreement dated September 14, 1996 between The Kushner-Locke Company and Bruce St. J Lilliston (V)
10.59 Loan and Security Agreement dated March 1, 1996 between The Kushner-Locke Company and its subsidiaries and Banque Paribas, Los Angeles Agency (V)
10.60 Loan and Security Agreement, dated as of April 19, 1996, by and between The Kushner-Locke Company, I. O. International Ltd., and Imperial Bank. (V)
10.61 Waiver of Section 6.17 Overhead Expenses of the Credit, Security, Guaranty and Pledge Agreement, dated as of June 19, 1996, among The Kushner-Locke Company, the Guarantors referred to therein, the Lenders referred to therein, and The Chase Manhattan Bank, N.A., (formerly known as Chemical Bank), as Agent. (V)
10.62     Amendment No. 5 dated as of December 22, 1997 to the Credit,
          Security, Guarantee and Pledge Agreements dated as of June 19, 1996, among The Kushner Locke Company, The Guarantors and The Chase Manhattan Bank.
23.1      Consent of KPMG Peat Marwick LLP

----------------------
*        Confidential Treatment Granted.

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

(T) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-2, as amended, effective August 15, 1996 (Commission File No. 333-05089).

(U) Incorporated by reference from the Exhibits to the Company's Registration Statement on form S-3 as filed November 17, 1997 (Commission File No. 333-40391).

(V) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1996.