Form 10-K/A
period 1997-09-30
KUSHNER LOCKE CO
filed 1998-01-28
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         ________________________

                                FORM 10-K/A
                         ________________________

         Amendment to Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the fiscal year ended September 30, 199	      Commission File No. 0-17295

                        THE KUSHNER-LOCKE COMPANY
           (Exact name of registrant as specified in its charter)

          	California	                              95-4079057
(State or other jurisdiction of	                 (I.R.S. Employer
incorporation or organization)	               Identification Number)


     11601 Wilshire Blvd., 21st Floor, Los Angeles, California 90025
            (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code (310) 481-2000

      Securities registered pursuant to Section 12 (b) of the Act:
                           Not Applicable

      Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, without par value
      10% Convertible Subordinated Debentures, Series A due 2000
     13-3/4% Convertible Subordinated Debentures, Series B due 2000
              Common Stock Purchase Warrants, Class C

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 1 No 0

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. 0

The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $### as of January 26, 1998.

There were 9,132,815 shares of outstanding Common Stock of the Registrant as of January 26, 1998.

Total number of pages: 16.  Exhibit 21 begins on page: 16.

	The undersigned registrant (the "Registrant") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September
30, 1997 (the "Report") as follows:

                               PART III

	The Registrant hereby deletes the information set forth under Items 10, 11,
12 and 13 of the Report and replaces such items in their entirety as set forth below as well as an updated Exhibit 21 of subsidiaries and affiliates of the Company.

Item 10.  Directors and Executive Officers of Registrant

Executive Officers and Directors

	Directors of the Company are elected annually by the shareholders to serve for a term of one year or until their successors are duly elected and qualified. Set forth below is certain information concerning each person who was an executive officer or director of the Company as of September 30, 1997.

                            Director
     Name               Age  Since                Position
Peter Locke              54   1983  Co-Chairman and Co-Chief Executive Officer;
Donald Kushner           52   1983  Co-Chairman, Co-Chief Executive Officer
                                     and Secretary; Director
David A. Braun+          66   1997  Director
S. James Coppersmith+    64   1995  Director
Stuart Hersch+           47   1989  Director
Bruce St. J. Lilliston   46    -    Chief Operating Officer and President
Robert Swan              50    -    Chief Financial Officer

______________________
+	Member of Audit Committee

Background of Executive Officers and Directors

	The business experience, principal occupations and employment of each of the directors and executive officers of the Company, for at least the past five years, are as follows:

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

	David Braun became a director in January 1997. Mr. Braun, who has practiced law in the entertainment industry for over 39 years, has had his own practice since 1994. Mr. Braun was special counsel to Proskauer, Rose, Goetz and
Mendelsohn from 1990 to 1992 and became counsel in 1992 and left in 1993 to form his own law firm, Monash Plotkin and Braun, and now David A. Braun, PC.
Mr. Braun is a member of the Board of Directors of AVI Entertainment Group,
Inc., a music publishing and distribution company, and the Board of Visitors of Columbia University Law School.

	S. James Coppersmith has served as a director of the Company since May 1995.
Mr. Coppersmith has been Chairman of the Board of Trustees of Emerson
College, Boston, Massachusetts, since December 1993. Previously, he served as
President of WCVB-TV Boston, a division of the Hearst Corporation, from 1982 to June 1994. In addition, Mr. Coppersmith has been a member of the Board of
Governors of the Boston Stock Exchange since January 1995. Mr. Coppersmith is a director of Sun America Asset Management Corp., a division of Sun
America Corp., Pizzeria Uno Corp., Chyron Corp., Metro Services Group, Inc.,
and BJ's Wholesale Club (formerly Waban Corp.).

	Stuart Hersch has served as a director of the Company since August 1989. Since February 1996, Mr. Hersch has been a consultant to several entertainment companies. In April 1996, Mr. Hersch became a consultant to the Company. Mr. Hersch assists the Company in analyzing potential strategic acquisitions and provides the Company consulting services in connection with the Company's infomercial operations. From August 1990 to January 1996, Mr. Hersch was President of the WarnerVision Entertainment division of Atlantic Records, a subsidiary of Time-Warner, Inc. From 1988 to August 1989, Mr.
Hersch was Chairman of Hersch Diener & Company, an independent consulting firm. From 1983 to 1987, Mr. Hersch was the Chief Operating and Chief
Financial Officer of King World Productions, Inc.

	Bruce St. J. Lilliston became President and Chief Operating Officer of the Company in October 1996. Prior to joining the Company, Mr. Lilliston practiced entertainment law for 19 years. He represented the Company in various transactions over the preceding two years. Mr. Lilliston served as an arbitrator for the American Film Marketing Association, and also served a special master for the Los Angeles Superior Court. He graduated from the University of Chicago Law School in 1977, where he was an associate editor of the University of Chicago Law Review. He received his bachelor of arts degree with honors from Brown University in 1974. Mr. Lilliston was a partner in the law firm of Paul, Hastings, Janofsky & Walker from 1989 to 1991, where he was managing partner of that firm's entertainment finance and transactions practice.

	Robert Swan joined the Company as Controller on October 28, 1996. On May 1, 1997 Mr. Swan was appointed Chief Financial Officer. Prior to assuming the Chief Financial Officer role for the Company, Mr. Swan had been Chief Financial Officer of AVI Entertainment Group, Inc., a music publishing and distribution company since 1994. From 1991 to 1994 Mr. Swan was Chief Financial Officer of Global Releasing Corporation and several affiliated companies which produced and distributed feature films. One affiliated company, Cannon Television, Inc., was placed in voluntary bankruptcy several months after Mr. Swan left its employ. From 1986 to 1991 Mr. Swan was an audit partner at KPMG Peat Marwick. Mr. Swan is a Certified Public Accountant.

	Directors who are also executive officers of the Company do not receive any additional compensation for serving as members of the Board of Directors or any committee thereof. Peter Locke and Donald Kushner receive no compensation for serving as a member of the Board of Directors. David A. Braun, S. James
Coppersmith and Stuart Hersch receive $25,000 each, for serving on the Board of Directors and any committees thereof.  Each of Messrs. Braun, Coppersmith and Hersh were granted options to purchase 16,667 shares at an exercise price of $1.875 in August 1997.

	During the 1997 fiscal year, there were 12 meetings of the Board of Directors, three meetings of the Option Committee and one meeting of the Audit Committee of the Board of Directors. The Board of Directors and Option Committee took action three times by unanimous written consent. Each director attended all of the meetings of the Board of Directors and the committees held during the period for which he was a director or for which he had served as a committee member.

Other Significant Employees

	The business experience, principal occupations and employment for at least the past five years of certain other significant employees who have made or are expected to make significant contributions to the business of the Company are as follows:

 Pascal Borno, age 37, joined Kushner-Locke International, Inc., the international theatrical distribution subsidiary of the Company, as President
in April, 1997.   Prior to joining the Company, Mr. Borno was President and
sole shareholder of Conquistador Entertainment, Inc., a producer and distributor of feature films, which he started in September 1994. From 1991 through August 1994 Mr. Borno was Senior Vice President, International Distribution, at Dino De Laurentis Communications, a producer and distributor of feature films and television programs. From 1990 to 1991 Mr. Borno was Vice President, International Distribution, of ITC Entertainment Group, a producer and distributor of feature films.

 Marvinia Anderson, age 54, has served as President of International Television for Kushner-Locke International, Inc., the Company's international distribution subsidiary, since June 1995. Prior to joining the Company, she served as Vice President of World International Network, Inc. from 1983 to June 1995, and has held executive sales positions at Capital Cities/ABC, Valley Cable TV Inc. and Times Mirror Cable Television, Inc.

	Richard Marks, age 49, was appointed Executive Vice President and General Counsel of the Company in April 1997. Prior to that, he served as the
Company's Senior Vice President in charge of Legal and
Business Affairs since joining the Company in October 1993.   From 1991 to
October 1993, Mr. Marks served as Senior Vice President in charge of Business and Legal Affairs for Media Home Entertainment, an independent film producer and video distributor. From 1983 to 1991 Mr. Marks held similar legal and business affairs positions with Walt Disney Pictures, Paramount Pictures and Weintraub Entertainment Group.

	Frank Hildebrand, age 47, joined the Company in January 1998 as Executive Vice President - Production. From 1992 through 1997 Mr. Hildebrand was an independent producer and produced numerous films, among them two films for the Company, Freeway and the soon to be released special effects film Beowulf. From 1988 to 1991 he was Executive Vice President at NOVA Entertainment, where he was responsible for the production of all features and television, including the Disney film Firebirds and Triumph of the Spirit, among others.
From 1985 to 1987, Mr. Hildebrand was a producer and executive with The Samuel Goldwyn Co., where he produced the successful comedy Once Bitten.

Andrew Steinberg, age 33, joined the Company as Executive Vice President-Television in April, 1997. Before joining the Company, Mr. Steinberg was a Senior Packaging Agent at International Creative Management ("ICM") beginning in April 1990, where he represented many producers, writers and authors. Mr. Steinberg also worked with ICM's chairman, Jeff Berg, on building a corporate consulting business. While at ICM, Mr. Steinberg worked closely with the Company and packaged four television projects for the Company, including the CBS made-for-television movie "Unlikely Angel" starring Dolly Parton.

Section 16(a) Beneficial Ownership Reporting Compliance

	Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive
officers, directors and beneficial owners of more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

	Based solely on a review of the copies of such forms furnished to the Company during or with respect to fiscal 1997, and certain written representations from executive officers and directors, the Company believes that each such person has complied with all Section 16(a) filing requirements applicable to such executive, except that (i) Robert Swan inadvertently failed to timely file one report on a timely basis, covering zero transactions, (ii) Bruce Lilliston inadvertently failed to file one report on a timely basis, covering one transaction,, and (iii)) each of Peter Locke, Donald Kushner, Bruce Lilliston, Robert Swan, David Braun, S. James Coppersmith and Stuart Hersch failed to file one report covering one transaction, reflecting the receipt by each such officer or director of stock options granted pursuant to \ the 1988 Stock Incentive plan.

officers, directors and greater than 10% beneficial owners, except that Robert Swan, Chief Financial Officer of the Company, inadvertently filed one report late, covering zero transactions, and Bruce Lilliston, President and Chief Operating Officer of the Company, inadvertently filed one report late, covering one transaction.

Item 11.  Executive Compensation

Cash Compensation

	The following table sets forth the cash compensation paid or accrued by the
Company during the fiscal year ended September 30, 1997 to the Chief E xecutive Officer and each executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                	Long-Term
                                               	Compensation
	                                                  Awards
                                  Annual         Securities
                              Compensation (1)   Underlying   All Other
Name and Principal  Fiscal    Salary   Bonnus   Options/SARs  Compensation (2)
   Position          Year       ($)      ($)        (#)           ($)


Peter Locke          1997    425,000     --      166,666/0       48,793
Co-Chairman, Co-     1996    425,000     --         --           34,313
Chief Executive      1995    425,000     --         --           32,057
Officer

Donald Kushner       1997    425,000     --      166,666/0       44,253
Co-Chairman, Co-     1996    425,000     --         --           30,415
Chief Executive      1995    425,000     --         --           29,255
Officer and
Secretary

Bruce Lilliston (3)  1997    400,000     --       41,667/0         --
President and Chief  1996       --       --         --             --
Operating Officer    1995       --       --         --             --

Robert Swan (3)      1997    124,154     --       25,000/0         --
Chief Financial      1996       --       --         --             --
Officer              1995       --       --         --             --

______________________
(1)	Does not include perquisites including $25,000 annual  non-accountable expense allowances in the case of Messrs. Locke, Kushner and Lilliston.

(2) Term life insurance premiums paid by the Company on behalf of the Named Executive Officers in respect of a $3,500,000 policy and disability insurance premiums paid by the Company on behalf of the Named Executive Officers.

(3) Commenced employment in fiscal 1997.

Employment Agreements

	Messrs. Kushner and Locke. In March 1994, Messrs. Kushner and Locke each agreed to an amendment to his respective employment agreement with the Company to (i) extend the term of the agreement to September 1998 and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996, $270,000 in fiscal 1997 and $290,000 in fiscal 1998. Under the then revised employment agreements, Messrs. Kushner and Locke each were entitled to a base salary of $425,000 in fiscal 1996 through fiscal 1998, subject to potential increase upon review by the Company's Board of Directors after fiscal 1995.

	In order to induce Messrs. Kushner and Locke to enter into the March 1994 amended employment agreements, the Company granted to each, as of March 7, 1994, options to purchase 150,000 adjusted shares of Common Stock at an adjusted exercise price per share equal to $5.04 (the last reported sale price of the Common Stock on the date of the initial closing of the 8% Debentures). The options vest over a five year period, with 20% vesting respectively on each of the next five annual anniversary dates following the date of the grant (subject to possible acceleration following a "change-in-control" as defined in the Company's 1988 Stock Incentive Plan). Options to purchase up to 90,000 shares of Common Stock have vested to each officer as of January 17, 1998.

	As of October 1, 1997, Messrs. Kushner and Locke each agreed to a further amendment to his respective employment agreement with the Company to extend the term of the agreement to October 2002. Under the revised employment agreements, Messrs. Kushner and Locke each continue to be entitled to an annual base compensation of $425,000 in fiscal 1997, and are entitled to $25,000 annual increases beginning with the second employment year (commencing October 1998) under the amended agreement up to a maximum of $525,000. In the event the Company achieves earnings before income taxes prior to the profit bonuses in excess of $2,000,000, each of Messrs. Kushner and Locke are entitled to certain profit bonuses at graduated rates ranging from 5% of such annual earnings before income taxes (from the first dollar of earnings before income taxes) up to $4,000,000 to increasing percentages up to 7.5% of annual earnings before income taxes in excess of $8,000,000, but not to exceed two times annual base compensation.

	In addition, the Company granted to each of Messrs. Kushner and Locke, as of
August 1, 1997, options to purchase 83,333 (post reverse split) shares of
Common Stock at an exercise price per share equal to $1.875 (the last reported sale price of the Common Stock on the date prior to the award date, as adjusted).  These options (time vesting options) vest over a five year period, with 20% vesting respectively on each of the next five annual anniversary dates following the date of the grant (subject to acceleration in the event of termination of optionee's employment agreement by such optionee for "cause" (as defined therein) or wrongfully by the Company or upon certain
"Events" (as defined under the Plan), including termination following a
"change-in-control" as defined in the Plan).  The Company also granted to each of Messrs. Kushner and Locke options to purchase an additional 83,333
(post reverse split) shares of Common Stock at an exercise price per share equal to $1.875, vesting at the rate of 20% per year, but exercisable only upon (i) the achievement of at least 85% of certain annual earnings before income tax  targets to be set by the board of directors or (ii) the Company's
Common Stock reaching certain public trading prices ranging from $3.00 to
$6.00 per share.  Such performance options are also subject to accelerated vesting and exercisability under the circumstances described above for the time-vesting option tranche.

	The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including $3,500,000 of term life insurance with a split dollar ownership structure and disability insurance for each person. If the employment agreement is terminated by employee for "cause" or wrongfully by the Company, the Company is required to pay the present value of all unpaid premiums on the split dollar policy for the ten (10) year period ending February 2007. The Company also agreed to assign any key-man life insurance policy to the employee after certain terminations of the employment agreement. The agreements permit Messrs. Kushner and Locke to collect outside compensation to which they may be entitled and to provide incidental and limited services outside of their employment with the Company and to receive compensation therefor, so long as such activities do not materially interfere with the performance of their duties under the agreements. Each of Messrs. Kushner and Locke also may require the Company to change its name to remove his name within one year after the expiration or termination of his employment agreement, except that the Company may continue to use such name for a period of one year after such notice, or for such longer period of time as is reasonably necessary to cause the Company not to default under any indebtedness for borrowed money or other material agreement. In the event Messrs. Kushner's or Locke's employment agreement is terminated following a change of control, as such term is defined therein, such executive would be entitled to a lump sum payment equal to all compensation and benefits provided for in the agreement for the remainder of the term, discounted at the rate of 10% per annum.

	Mr. Lilliston. On September 14, 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company employed Mr. Lilliston as the President and Chief Operating Officer of the Company effective October 1, 1996 for a three year term. As part of the agreement, Mr. Lilliston will be paid a base salary of $400,000 per year. In addition, the Company loaned him $100,000 on September 3, 1996 and $200,000 in October 1996. The loan was made to assist Mr. Lilliston in the transition from his private law practice to his duties as Chief Operating Officer of the Company. The loan accrues simple interest at the rate of 8% per annum and will be repaid over a five year period at certain specified dates ending October 1, 2001. Mr. Lilliston has the right to receive bonuses equal to the amount of the payments, including interest, due for such loan if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable)
 on certain dates (the "Employment Bonus"). Beginning October 1, 1997, so long as Mr. Lilliston is then employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive a bonus of $100,000 the first time the adjusted "Average Closing Price" (the average closing price of the common stock over a thirty calendar day period) is $6.00 or more greater than the "First Day Price" (the average closing price of the Common Stock, as adjusted, over the thirty calendar day period immediately prior to October 1, 1996). Thereafter, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive an additional $100,000 bonus the first time the Average Closing Price exceeds the First Day Price by $12.00 or more, as adjusted, and each whole six-dollar amount through and including $60.00, as adjusted, (each such bonus, a "Stock Bonus"). The aggregate of such bonuses shall not exceed $1,000,000. The Stock Bonuses shall be reduced by an amount equal to the Employment Bonus up to $150,000 plus interest payable thereon from September 3, 1996. As of October 1, 1997 Mr. Lilliston had not received any Employment Bonus or Stock Bonus.

	If the Company realizes pre-tax operating profits or earnings per share for any fiscal year during Mr. Lilliston's employment greater than 100% of the
Company's largest pre-tax operating profit or earnings per share amount for any of the preceding years of Mr. Lilliston's employment under his employment agreement or in any of the five fiscal years immediately preceding the commencement of such agreement, and if Mr. Lilliston is still employed by the
Company at the end of the applicable fiscal year, then Mr. Lilliston shall be entitled to receive a bonus of $50,000 for each such event.  No bonus was earned or paid for fiscal 1997.

	As part of the agreement, the Company agreed to grant Mr. Lilliston options to purchase up to 41,667 adjusted shares of Common Stock, with 20,834 of such options having been  granted and vested upon the authorization by the shareholders of the Company of additional shares of common stock in November
1996, 8,334 and 12,500 of such options to be granted and vested one and two years, respectively, after the commencement of the term (the "Term") of the employment agreement (in each case, subject to Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof). Mr. Lilliston met the performance criteria for the 8,334 share option grant for fiscal 1997, and such options were granted.  If Mr.
Lilliston's employment is extended for a second term pursuant to such agreement (the "Second Term"), the Company has agreed to grant Mr. Lilliston options to purchase up to an additional 83,334 shares of Common Stock,
41,667, 16,667, and 25,000 of such options to be granted upon commencement and one, and two years, respectively, after the commencement of the Second
Term with one-half of each such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof.
 If Mr. Lilliston's employment is extended beyond a Second Term, the Company has agreed to grant Mr. Lilliston options to purchase up to an additional
41,667 shares of Common Stock as adjusted, with such options granted in full upon such employment extension with one-half of such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the
Board of Directors or a committee thereof.  In the event the performance goals are not met, such options vest at a fixed date in the future, contingent solely on future employment.  The exercise price for such options shall be equal to the closing price of the Common Stock on the applicable date of grant.  Finally, as part of Mr. Lilliston's agreement, he is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Co-Chief Executive Officers, with earnings from such consultancies limited to $150,000 per year.


	Mr. Swan.  Effective May 1, 1997 ("the Effective Date") the Company entered into an employment agreement with Robert Swan pursuant to which the Company hired Mr. Swan as the Chief Financial Officer for a three year term.  Mr.
Swan is paid a base annual salary of $160,000 for the first year and $175,000 and $200,000, respectively, for the subsequent two years.  Mr. Swan has the right to receive a bonus equal to 10% of his base annual salary to the extent that net earnings for each fiscal year are greater than that of the immediately preceding fiscal year.  The Company agreed to grant Mr. Swan options to purchase up to 25,000 shares of Common Stock, with options exercisable for 8,334 shares immediately vesting and for 8,333 shares vesting on each of the first and second anniversaries of the agreement.  The agreement  is subject to early termination by the Company in its discretion on each of the first and second anniversary dates, respectively, of the
Effective Date.


1998 Stock Incentive Plan

	The 1998 Stock Incentive Plan adopted by the Board of Directors in October 1988 (the "Plan") authorizes the granting of stock incentive awards
("Awards") to qualified officers, employees, directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. In November 1996, the shareholders of the Company voted to increase the adjusted authorized number of shares available under the Plan from 750,000 to 1,250,000. The Plan may be administered by a committee appointed by the Board and consisting of two or more members, each of whom must be disinterested. The Plan is currently administered by S. James Coppersmith, Stuart Hersch and David Braun (the "Committee"). The Committee determines the number of shares to be covered by an Award, the term and exercise price, if any, of the Award and other terms and provisions of Awards.

	The Plan is designed to help the Company attract and retain qualified persons for positions of substantial responsibility and to provide certain key employees and consultants with an additional incentive to contribute to the success of the Company. As of January 26, 1998, options to purchase 1,095,359 shares of the Company's Common Stock were outstanding under the Plan. Of this amount, options to purchase 111,722 shares had been exercised, 294,611 options had expired or been canceled and 154,641 shares remained available for granting options under the Plan.

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

	A PSA is an award of a fixed number of shares of Common Stock, the issuance of which is contingent upon the attainment of such performance objectives, and the payment of such consideration, if any, as is specified by the \
Committee.

	The Plan also provides for certain tax-offset bonuses and tax withholding using shares of Common Stock instead of cash.

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

	All employees, officers and directors of, and consultants to, the Company are eligible to participate in the Plan. The Committee determines which persons shall be granted options, the extent of such grants and, consistent with the Plan, the terms and conditions thereof. As of December 31, 1997, approximately 60 employees of the Company, and three directors of the Company who are not also employees of the Company, are eligible to receive option grants under the Plan. Options granted under the Plan may be either ISOs or options which are not intended to qualify as ISOs, except that ISOs may only be granted to employees of the Company.

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

	The options granted under the Plan are not transferable other than by will or the laws of descent and distribution. Unexercised options generally lapse
3 months after termination of employment other than by reason of retirement, disability or death (except in the case of ISOs) in which case it terminates one year thereafter.

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

	The Plan currently provides that the Board may amend the Plan at any time without obtaining shareholder approval to the fullest extent permitted by applicable law or regulation, and, in the event the Board determines that shareholder approval is required by applicable law or regulation, than such amendments would be effective once approved by the Board and the holders of a majority of the shares of Common Stock.

	Option/SAR Grants in Last Fiscal Year

                                                               Potential
                                                               realizable
                                                                value at
                                                                assumed
                                                                rates of
                                                               stock price
                                                               appreciation
                                                                   for
          Individual Grants                                    option term

                      Percent of
                        total
         Number of     options/
         securities     SARs
         underlying   granted to  Exercise
          Options/    employees    or base
            SARs      in fiscal   price ($/  Expiration
Name    granted (#)     year          Sh)        Date      5%($)    10%($)

  (a)       (b)          (c)        (d)        (e)          (f)       (g)

Peter Locke 166,666      40%       1.875      8/1/07      468,748     624,998

Donald
Kushner     166,666      40%       1.875      8/1/07      468,748     624,998

Bruce
Lilliston    20,834       5%       2.8125   11/21/06       87,894     117,191

Robert
Swan         25,000       6%       1.875     4/30/07       70,312      93,750


	Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values

                                              Number of
                                              Securities        Value of
                                              Underlying        Unexercised
                                              Unexercised       In-The-Money
                                              Options/SARS      Options/SARs
                                              at FY-End(#)      at FY-End($)
            Shares Acquired     Value         Exerciseable/     Exerciseable/
Name          on Exercise (#)  Realized ($)   Unexercisable     Unexercisable


Peter Locke         -0-           N/A         90,000/226,666   453,600/614,902

Donald Kushner      -0-           N/A         90,000/226,666   453,600/614,902

Bruce Lilliston     -0-           N/A         20,834/0          58,596/0

Robert Swan         -0-           N/A          8,334/16,666     15,626/31,249


Compensation Committee Interlocks and Insider Participation

	During fiscal 1997, the Board of Directors did not have a compensation committee. Rather, the full Board of Directors of the Company participated in deliberations and decisions regarding executive compensation. The option committee, comprised of Board members Stuart Hersch, David Braun and S. James Coppersmith, did vote by Unanimous Written Consent to grant new options to certain directors and certain employees in connection with new employment agreements and amendments and extensions of employment agreements with the Company. Other than Messrs. Kushner and Locke, no member of the Board of Directors was, during the fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries, however Stuart Hersch, a director, is paid $7,500 per month pursuant to a consulting contract. During fiscal year 1997, Mr. Locke served as Co-Chairman of the Board and Co-Chief Executive Officer of the Company, and Mr. Kushner served as Co-Chairman of the Board, Co-Chief Executive
Officer and Secretary of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


               BENEFICIAL OWNERSHIP OF CERTAIN STOCKHOLDERS


	The following table sets forth certain information as of January 26, 1998 concerning the beneficial ownership of Common Stock, by (i) each person who is known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of the current Directors of the Company;
(iii) each of the Named Executive Officers; and (iv) all current Directors and Executive Officers of the Company as a group.

                                          Common Stock          Percent of
Beneficial Owner                       Beneficially Owned        Class (7)


Peter Locke	                              587,679 (1)           6.44%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

Donald Kushner	                           587,824 (1)(2)        6.44%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 4891-2000

Stuart Hersch	                             76,739 (3)            *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310)) 481-2000

David Braun                                 5,556 (4)            *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

S. James Coppersmith	                      11,806 (4)            *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

Bruce Lilliston                            20,834 (5)            *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025
(310) 481-2000

Robert Swan                                 8,334 (6)            *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025
(310) 481-2000

All directors and executive officers
as a group (seven individuals)	         1,298,772             13.77%
                                        (1)(2)(3)(4)(5)(6)


-------------------------
* Less than 1%

(1)	Includes 90,000 shares subject to options which are currently exercisable or exercisable within 60 days of the date hereof, and excludes 226,666 options which are not currently exercisable or exercisable within 60 days of the date hereof.

(2) Includes 33,333 shares owned by a corporation controlled by Mr. Kushner.

(3) Includes 76,739 shares subject to options currently exercisable, and excludes 11,111 shares subject to options which are not currently exercisable or exercisable within 60 days.

(4) Includes 5,556 shares subject to options currently exercisable, and excludes 11,111 shares subject to options which are not currently exercisable or exercisable within 60 days.

(5) Represents options to purchase 20,834 shares of Common Stock vested immediately as part of Mr. Lilliston's employment agreement.

(6) Represents options to purchase 8,334 shares of Common Stock vested immediately as part of Mr. Swan's employment agreement.

(7)	As a percentage of the 9,132,815 shares outstanding on January 26, 1998 plus certain shares issuable upon conversion of convertible securities or subject to options held by such person or persons.

Item 13.  Certain Relationships and Related Transactions.

	In fiscal 1993, the Company entered into a domestic home video distribution agreement with WarnerVision for the feature film Deadly Exposure. Stuart
Hersch, a Director of the Company, was President of WarnerVision at that time. The distribution agreement provides for payment by WarnerVision to the
Company of an advance in exchange for certain domestic home video rights, subject to certain back-end participation rights of the Company, and payments by the Company to WarnerVision of 30% of the Company's net revenues derived from Canadian home video and broadcast television exploitation of Deadly
Exposure. Through September 30, 1997, no payments had been made by the Company to WarnerVision pursuant to such agreement.

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

	In fiscal 1994, the Company entered into a five picture joint venture with WarnerVision similar to the Lady-in-Waiting and Last Gasp joint ventures.
Through September 30, 1997, the Company had received approximately
$924,000 from WarnerVision towards the production costs and expenses of these films pursuant to such joint ventures.

	In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who subsequently joined the Company as President of its new international film distribution division. The loan bears interest at the lesser of (a) Prime (8.5% at January 26, 1998) plus 2% or (b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films Sleep With Me, Lawnmower Man II and Nostradamus. While the right of August to receive such commissions with respect to the film
Lawnmower Man II is subordinate to the interests of the production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. Repayment of principal and interest is by collection of commissions assigned as collateral.
As of January 26, 1998 the Company has been repaid $519,000 toward interest and principal and approximately $297,000 principal amount remains outstanding.
The loan matured in December 1997, and has been extended by agreement of the parties until December 1998.

	Through April 1997 Mr. Cascante managed the international film sales of the
Company through a separate subsidiary of the Company. Under his employment agreement entered into in September 1994, which terminated in April 1997, Mr.
Cascante was to receive a percentage of pre-tax profit of Kushner-Locke
International, Inc. ranging from 2.5% to 10% based on a sliding scale related to certain profit thresholds, with an aggregate of compensation and pre-tax profit payments not to exceed 200% of his $187,500 base salary.  In October
1995, Mr. Cascante and the Company agreed to amend his employment agreement to remove his pre-tax profit participation in Kushner-Locke International,
Inc.  Mr. Cascante's base salary for fiscal 1997 was $243,750.

	On September 14, 1996, the Company entered into an employment agreement with
Bruce St. J. Lilliston pursuant to which the Company agreed to hire Mr.
Lilliston as the President and Chief Operating Officer of the Company
effective October 1, 1996.  As part of such agreement, Mr. Lilliston is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Chief Executive Officers.
Prior to his employment, Mr. Lilliston provided various legal services to the
Company through the Law Offices of Bruce St. J. Lilliston.  During fiscal
1996, the Company paid Mr. Lilliston $180,000 for such legal services.  In addition, Mr. Lilliston had provided various legal services to certain of
Kushner-Locke International's distributing licensees as well as August
Entertainment.  See Item II, Executive Compensation - Employment Agreement -
Mr. Lilliston for a further description of Mr. Lilliston's employment arrangement with the Company.

	Cherry Lane Music Company, Inc. ("Cherry Lane"), which is owned by Milton Okun, a member of the Board of Directors during fiscal 1996, entered into an agreement to become the music administrator for the Company effective
August 15, 1994. Cherry Lane receives specified fees for the collection of revenues derived from music publishing and record contracts.

	In April 1996, the Company entered into a month-to-month consulting agreement with Stuart Hersch which provides for a monthly fee of $7,500 to be paid to Mr. Hersch. Mr. Hersch assists the Company in analyzing potential strategic acquisitions and provides the Company consulting services in connection with the Company's infomercial operations.

In August 1997, Mr. Locke obtained an option to acquire 45% of the common stock of 800-U.S.Search ("Search"), a company which conducts public records searches to locate individuals sought to be located, in exchange for indemnifications of the optionor against certain potential liabilities. From August 1997 through November 1997, Mr. Locke personally loaned Search $175,000. In November 1997, an entity owned by a third party but controlled by the Company acquired 80% of the outstanding common stock of Search, and issued to the Company an option at a nominal exercise price to acquire such 80% interest in exchange for the assumption of certain liabilities. At such time, Mr. Locke's option was cancelled. Through January 23, 1998 the Company has advanced Search $495,000 and Search has repaid Mr. Locke $147,000 of his loan. In addition the Company is assisting Search with its fee spot marketing efforts.

Search conducts public records searches to locate individuals with whom the consumer has lost contact for a low fixed fee.

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

Date:  January 28, 1998

                                   THE KUSHNER-LOCKE COMPANY
                                   (Registrant)


                               By: /s/ PETER LOCKE
		                                 Peter Locke
  		                               Co-Chairman of the Board,
		                                 Co-Chief Executive Officer


                               By:	/s/  DONALD KUSHNER
		                                 Donald Kushner
                                 		Co-Chairman of the Board
                                 		Co-Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                     Title                         Date


/s/ PETER LOCKE		          Co-Chairman of the Board        January 28, 1998
    Peter Locke            and Co-Chief Executive
                           Officer; Director

/s/ DONALD KUSHNER		       Co-Chairman of the Board,       January 28, 1998
    Donald Kushner         Co-Chief Executive Officer
                           and Secretary; Director

/s/ BRUCE ST.J LILLISTON   President and Chief             January 28, 1998
    Bruce St.J Lilliston   Operating Officer

/s/ ROBERT SWAN            Chief Financial Officer         January 28, 1998
    Robert Swan

/s/ ADELINA VILLAFLOR      Controller (Chief Accounting    January 28, 1998
    Adelina Villaflor      Officer)


/s/ DAVID BRAUN            Director                        January 28, 1998
    David Braun

/s/ S. JAMES COPPERSMITH   Director                        January   , 1998
   	S. James Coppersmith


		                         Director                        January   , 1998
    Stuart Hersch

<//Table>

EXHIBIT 21
SUBSIDIARIES AND AFFILIATES OF THE COMPANY

THE KUSHNER-LOCKE COMPANY
KL INTERNATIONAL, INC.
	(formerly known as AKL Distributing, Inc., AKL Distribution, Inc. and KL
Distribution, Inc.)
ACME PRODUCTIONS, INC.
	(formerly Acme Game Shows, Inc.)
KL PRODUCTIONS, INC.
	(formerly AKL Productions, Inc. and Kushner/Locke Company, Inc.)
KUSHNER-LOCKE PRODUCTIONS, INC.
	(formerly Brave Little Co. and Atlantic/Kushner-Locke Productions, Inc.)
THE RELATIVES COMPANY
POST AND PRODUCTION SERVICES, INC.
	(formerly Post Production Services, Inc., KW Acquisitions Corporation and KL
	Acquisition Corp.)
L-K ENTERTAINMENT, INC.
FAMILY PICTURES, INC.
INTERNATIONAL COURTROOM NEWS SERVICE
TROPICAL HEAT, INC.
KL SYNDICATION, INC.
	(formerly D.I., Inc.)
ANDRE PRODUCTIONS, INC.
TKLC NO. 2, INC.
TWILIGHT ENTERTAINMENT, INC.
	(formerly Gentox Films, Inc.)
KLC FILMS, INC.
KL FEATURES, INC.
	(formerly KLC, Inc.)
KLF GUILD COMPANY
	(formerly KLF Guild Co., Inc.)
KLF DEVELOPMENT CO.
KLTV GUILD CO.
KLTV DEVELOPMENT CO.
KUSHNER-LOCKE INTERNATIONAL, INC.
	(formerly KLC Worldwide, Inc.)
KL INTERACTIVE MEDIA, INC.
DAYTON WAY PICTURES, INC.
DAYTON WAY PICTURES II, INC.
F.W. COLD CO., INC.
DAYTON WAY PICTURES IV, INC.
KLC/NEW CITY
BLT VENTURE
MDP/KLC
KLC/M3D
TVFIRST
KLC/MOVIE SCREEN ENTERTAINMENT
KL FEATURES, INC./WARNERVISION
KL/7 VENTURE
VADO MOUNTAIN PRODUCTIONS
OUTPOSTS PRODUCTIONS
NEA PRODUCTIONS, INC.
KUSHNER-LOCKE INTERNATIONAL (U.K.) LIMITED
800-U.S.SEARCH

