Form 10-Q
period 1997-12-31
KUSHNER LOCKE CO
filed 1998-02-17
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

     For the quarter ended December 31, 1997	Commission File No.  0-17295

                       THE KUSHNER-LOCKE COMPANY
          (Exact name of registrant as specified in its charter)

         California                                    95-4079057
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


	There were 9,132,815 shares of outstanding Common Stock of the Registrant as of February 13, 1998.

Total number of pages: 35.	Exhibit Index begins on page 21.

                        THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
             Form 10-Q for the Quarter ended December 31, 1997

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



                      Part II.   OTHER INFORMATION

Items 1 through 3.   Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

	(a) Exhibits:

	(b) Reports on Form 8-K: None

                            PART I
Item 1.

                        THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                                 December 31,   September 30,
                                                     1997           1997
                                                 (unaudited)
Assets                                           ------------   ------------

Cash and cash equivalents	                       $    781,000   $ 15,077,000
Reserved cash	                                        107,000        105,000
Restricted cash	                                    1,518,000      1,609,000
Accounts receivable, net of allowance for
    doubtful accounts                              30,774,000     23,909,000
Due from affiliates	                                  882,000        588,000
Note receivable from related party                    423,000        423,000
Film and television property costs, net
    of accumulated amortization	                   69,250,000     68,507,000
Investments in unconsolidated entities,
    at equity                                       5,627,000      5,326,000
Other assets	                                       5,475,000      5,037,000
                                                 ------------   ------------
                                                 $114,837,000   $120,581,000
                                                 ============   ============
Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities	        $  2,884,000   $  2,935,000
Notes payable	                                     55,981,000     62,647,000
Deferred film license fees	                         3,681,000      3,362,000
Contractual obligations, principally
    participants'share payable and talent
    residuals	                                      6,858,000      6,155,000
Production advances	                                2,397,000      2,715,000
Convertible subordinated debentures, net of
    deferred issuance costs                        11,449,000     11,631,000
                                                  -----------    -----------
	   Total liabilities                              83,250,000     90,517,000
                                                  -----------    -----------
Stockholders' equity:
    Common stock, no par value.  Authorized
        50,000,000 shares:issued and
        outstanding 9,132,815 shares at
        December 31, 1997 and 9,090,080
        shares at September 30, 1997               39,178,000     38,905,000
     Accumulated deficit	                          (7,591,000)    (7,769,000)
                                                  -----------    -----------
	Net stockholders' equity	                         31,587,000     31,136,000
                                                  -----------    -----------
                                                 $114,837,000   $120,581,000
                                                  ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                (unaudited)

                                               Three Months Ended December 31,
                                                     1997           1996

Operating revenues                              $20,160,000       $16,547,000
Costs related to operating revenues             (17,287,000)      (14,020,000)
Selling, general and administrative expenses     (1,328,000)       (1,172,000)
                                                 ----------        ----------
     Earnings from operations                     1,545,000         1,355,000

Interest income                                      33,000            28,000
Interest expense                                 (1,394,000)       (1,217,000)
                                                 ----------        ----------
     Earnings before income taxes                   184,000           166,000

Income tax expense                                   (6,000)           (6,000)
                                                  ---------         ---------
     Net earnings                                $  178,000        $  160,000
                                                  =========         =========

Basic net earnings per share                          $0.02             $0.02
                                                      =====             =====

Diluted net earnings per share                        $0.02             $0.02
                                                      =====             =====

Number of shares used in computing basic
     net earnings per share                       9,114,000         8,806,000
                                                  =========         =========

Number of shares used in computing diluted
     net earnings per share                      10,259,000         8,806,000
                                                 ==========         =========


See accompanying notes to condensed consolidated financial statements.

                      THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                   ------------------------
                                                      1997          1996
                                                 -----------     -----------

Cash flows from operating activities:

  Net earnings	                                 $  178,000      $    160,000
  Adjustments to reconcile net earnings to
    net cash (used) by operating activities:
     Amortization of film costs	                14,935,000        13,935,000
     Depreciation and amortization	                 56,000            28,000
     Amortization of other assets	                 255,000           191,000
     Reserved and restricted cash	                  89,000         4,110,000
     Accounts receivable, net	                  (6,865,000)        2,534,000
     Due from affiliates	                         (294,000)         (281,000)
     Increase in film and television
        property costs	                        (15,678,000)      (14,742,000)
     Accounts payable and accrued liabilities	     (51,000)       (1,537,000)
     Deferred film license fees	                   319,000           339,000
     Contractual obligations	                      703,000           (61,000)
     Production advances	                         (318,000)         (797,000)

Net cash provided (used) by operating           ----------        ----------
     activities                                 (6,671,000)        3,879,000
                                                ----------        ----------
Cash flows from investing activities:
   Increase in investments in unconsolidated
       entiies	                                   (301,000)          476,000
   Decrease (increase) in other assets	           (219,000)           (6,000)

  Net cash provided (used) by investing         ----------        ----------
      activities	                                 (520,000)          470,000
                                                ----------        ----------
Cash flows from financing activities:
   Borrowings under notes payable	              11,433,000           627,000
   Repayment of notes payable	                 (18,099,000)       (6,461,000)
   Other	                                         (439,000)          346,000

  Net cash provided (used) by financing         ----------        ----------
      activities	                               (7,105,000)       (5,488,000)
                                                ----------        ----------
Net decrease in cash	                          (14,296,000)       (1,139,000)

Cash and cash equivalents at beginning of
      period	                                   15,077,000         7,091,000
                                                ----------        ----------
Cash and cash equivalents at end of period	   $    781,000     $   5,952,000
                                                ==========        ==========

Supplemental disclosure of non-cash investing and financing activities:

(1) During the quarter ended December 31, 1997, $236,000 of convertible subordinated debentures were converted into 42,735 shares of common stock.
(2)	During the quarter ended December 31, 1996, $217,000 of convertible subordinated debentures were converted into 37,094 shares of common stock.

   See accompanying notes to condensed consolidated financial statements.

                       THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
           Condensed Consolidated Statement of Stockholders' Equity
                     Three Months ended December 31, 1997
                              (unaudited)

                               Number of     Common    Accumulated
                                shares        Stock      Deficit      Net
                               ---------   ----------  ----------  -----------

Balance at September 30, 1997	 9,090,080  $38,905,000 $(7,769,000) $31,136,000

  Conversion of subordinated
     debentures                   42,735      236,000       ---        236,000

  Other                             ---        37,000       ---         37,000

  Net earnings	                     ---         ---       178,000      178,000
                               ---------   ----------   ---------   ----------
Balance at December 31, 1997	  9,132,815  $39,178,000 $(7,591,000) $31,587,000
                               =========   ==========   =========   ==========


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

	Generally, theatrical films are first distributed in the theatrical and home video markets.  Subsequently, theatrical films are made available for worldwide television network exhibition or pay television, television syndication and cable television.  Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication or cable television.  Certain films are produced and/or distributed directly for initial exhibition by local television stations, advertiser-supported cable television, pay television and/or home video.

The revenue cycle generally extends 7 to 10 years on film and television product.

	Basis of Presentation

	The accompanying condensed consolidated financial statements include the accounts of The Kushner-Locke Company, its wholly-owned subsidiaries, and certain less than wholly-owned entities which the Company controls. Entities in which the Company holds a 20% to a 50% interest and exercises significant influence are accounted for under the equity method. All material intercompany balances and transactions have been eliminated.

	These unaudited consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the
Company's annual consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

	The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the three month periods ended December 31, 1997 and 1996.
Interim results are not necessarily indicative of results to be expected for a full fiscal year.

	Restricted and Reserved Cash

	At December 31, 1997, the Company had $1,518,000 in restricted cash principally related to a deposit held at a British bank pursuant to a film sale/leaseback transaction. In addition, at December 31, 1997, the Company had $107,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

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

	Reverse Stock Split

	In September 1997 the Company effected a 1-for-6 reverse split of the issued and outstanding shares of common stock as approved by the stockholders.  All references to shares outstanding give effect to this reverse stock split as if it had occurred at the beginning of the earliest period presented.

	Earnings Per Share

	In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                         THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


                                                      Three Months Ended
                                                          December 31,
                                                      -------------------
                                                        1997       1996
                                                      --------   --------

Numerator:

  Numerator for basic earnings per share income
     available to common stockholders                  $178,000    $160,000

  Effect of dilutive securities:
     Interest on convertible debt                           --          --
                                                       --------    --------
   Numerator for diluted earnings per share-income
      available to common stockholders after assumed
      conversions                                      $178,000    $160,000
                                                       ========    ========

Denominator

     Denominator for basic earnings per share -
        weighted average shares                        9,114,000  8,806,000
                                                       ---------  ---------
     Effect of dilutive securities:
        Employee stock options                         1,145,000        --
        Convertible debentures                               --         --
                                                      ----------  ---------
     Dilutive potential common shares                  1,145,000        --
                                                      ----------  ---------
     Denominator for diluted earnings per share -
        adjusted weighted average shares and
        assumed conversions                           10,259,000  8,806,000
                                                      ==========  =========

     Basic earnings per share                              $0.02      $0.02
                                                           =====      =====
     Diluted earnings per share                            $0.02      $0.02
                                                           =====      =====

 Approximately 412,000 and 418,000 options and 1,393,000 and 1,459,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three months ended December 31, 1997 and 1996, respectively, as their exercise prices were greater than the average market price for the respective periods. Shares issuable upon conversion of the Company's convertible subordinated debentures have not been included in the calculation of diluted earnings per share for the three months ended December 31, 1997 or 1996 as the impact of including such securities would be antidilutive.

                     THE KUSHNER-LOCKE COMPANY
                          AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Continued)

(2)	Film and Television Property Costs

	Film and television property costs consist of the following:


                                                 December 31,    September 30,
                                                     1997            1997
                                                 ----------        ----------

In process or development	                       $7,564,000       $10,497,000
Released, principally feature films and
  television productions, net of accumulated
  amortization	                                  61,686,000        58,010,000
                                                 ----------        ----------
                                                $75,036,000       $68,507,000
                                                 ==========        ==========

(3)	Notes Payable

	Notes payable consist of the following:

                                                  December 31,   September 30,
                                                      1997           1997
                                                  -----------    ------------

Note payable to bank, under the revolving credit
facility secured by substantially all Company
assets, interest at varying rates, outstanding
principal balance due June 2000	                     $53,080,000  $56,803,000

Notes payable to banks for production loans secured
by certain film rights held by producers, interest
at different rates for each loan	                      2,869,000    5,844,000

Other	                                                    32,000         --
                                                      ----------   ----------
                                                     $55,981,000  $62,647,000
                                                      ==========   ==========

	In June 1996 the Company obtained a $40,000,000 syndicated borrowing base revolving credit facility. In September 1997 the facility was increased to $60,000,000 and the maturity was extended to June 2000.

                         THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)

 (4)	Convertible Subordinated Debentures

	Convertible subordinated debentures consist of the following:

                                                   December 31,  September 30,
                                                       1997         1997
                                                   -----------   -----------

Series A Convertible Subordinated Debentures due
December 2000, bearing interest at 10% payable
June 15 and December 15, net	                        $  71,000    $   71,000

Series B Convertible Subordinated Debentures due
December 2000, bearing interest at 13.75% payable
monthly, net	                                        3,046,000     3,029,000

8% Convertible Subordinated Debentures due December
2000, interest payable February 1 and August 1, net  4,496,000     4,710,000

9% Convertible Subordinated Debentures due July
2002, interest payable January 1 and July 1, net     3,836,000     3,821,000
                                                    ----------    ----------
                                                   $11,449,000   $11,631,000
                                                    ==========    ==========

	Series A Debentures

	As of December 31, 1997 the Company had outstanding $77,000 principal amount of Series A Debentures.  The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $6,000 which are amortized using the interest method to interest expense over the term of the debentures.  Approximately $500 of issuance costs were amortized to interest expense for the three months ended
December 31, 1997.

	Series B Debentures

	As of December 31, 1997 the Company had outstanding $3,242,000 principal amount of Series B Debentures due 2000. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $196,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $17,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1997.

	8% Debentures

	As of December 31, 1997, the Company had outstanding $4,750,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $254,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $22,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1997.

	9% Debentures

	As of December 31, 1997, the Company had outstanding $4,100,000 principal amount of 9% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $264,000, which are amortized using the interest method to interest expense over the term of the debentures.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Continued)

(4) Convertible Subordianted ebentures (Continued)

Approximately $15,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1997.

(5)	Income Taxes

	Income taxes for the three month periods ended December 31, 1997 and 1996 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that all taxable income for the fiscal year except for minimum state income taxes will be offset by utilization of existing net operating losses which aggregated $39,309,0000 for Federal income tax purposes and $7,436,000 for state income tax purposes at September 30, 1997. The Federal operating loss carryforwards expire through 2012, and the state operating loss carryforwards expire through 2002.


(6)	Contingencies

	The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business.  Reference is made to the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997 for a description of certain legal proceedings.  Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial condition.

	In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of December 31, 1997 the Company had agreed to pay approximately $2,667,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months. In addition, the Company has guaranteed certain payments to production lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

                                  PART I


Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

	The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights of films released in the U.S. by studios, pay cable, basic cable, and videocassette companies; and from the development, production and distribution of television programming for the major U.S. television networks, basic and pay cable television and first-run syndication; as well as from the licensing of rights to the films and television programs in international territories. The Company generally finances all or a substantial portion of the budgeted production costs of its programming through advances obtained from licensees and borrowings secured by domestic and international licenses. The Company typically retains rights in its programming which may be exploited in future periods or in additional markets or media. In April 1993, the Company established a feature film operation which produces low and medium budget films for theatrical and/or home video or cable release. The Company also has produced a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.

	The Company's revenues and results of operations are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its films and programs.  Production advances or license fees received prior to delivery or completion of a program are deferred.  Production advances and deferred license fees are recognized as revenue on the date of product availability and/or delivery.
Activities conducted by unconsolidated joint ventures, wherein the Company reports its equity in the ventures' earnings as revenues, also can significantly affect the comparability of revenues.

	The Company generally capitalizes all costs incurred to produce a film or television program. Such costs include the actual direct costs of production, certain exploitation costs, production overhead and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular item of product, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal
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

Forward Looking Statements

	Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustmens of film costs, dependence on key personnel, production deficits, the risk involved in the television and theatrical film industries, competition, government regulation, labor relations, absence of cash dividends, and the volatility of public markets.
See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-40391), as filed with the Securities and Exchange Commission on January 8, 1998, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

Results of Operations

	Comparison of Three Months Ended December 31, 1997 and 1996

	The Company's operating revenues for the first quarter ended December 31, 1997 were $20,160,000, an increase of $3,613,000, or 22%, from $16,547,000 from the prior fiscal year's first quarter ended December 31, 1996. This increase was due primarily to the timing of delivery and/or availability of films and television programs. Included in operating revenues are net earnings aggregating $278,000 from five joint ventures whose gross revenues are not consolidated in the accompanying financial statements.

	The Company recognized $4,300,000 (21%) of revenues during the first quarter of fiscal 1998 from the delivery and/or availability of four feature films, consisting of Noose directed by Ted Demme, Possums starring Mac Davis, Legion starring Parker Stevenson, and Denial starring Jason Alexander and directed by Adam Rifkin. In addition, the Company recognized $8,800,000 (44%) of revenues during the first quarter of fiscal 1998 from the delivery and/or availability of additional episodes of the television series Hammer, and
Mowgli: The New Adventures of The Jungle Book, and the net earnings from the delivery by a joint venture of additional episodes of the television series Cracker, starring Robert Pastorelli. Twelve percent of the Company's revenues came from its distribution of Christian music on behalf of TV First, a Company joint venture. Nine percent of revenues for the period came from the Company's family division of direct-to-video product and six percent from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors. The remaining eight percent of revenues came from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City, sales of search services by the Company's newly-acquired subsidiary, 800-U.S. Search, materials sold to licensees and other minor sources.

	The Company recognized $5,000,000 (30%) of revenues during the first quarter of fiscal 1997 from the delivery and/or availability of 10 feature films, including $3,800,000 from a film delivered to 20th Century Fox.  In addition, the Company recognized $7,900,000 (48%) of revenues during the first quarter of fiscal 1997 from the delivery and/or availability of 7 network movies, the network mini-series Innocent Victims and the one-hour first-run syndication series Could It Be A Miracle, including $6,600,000 from two network television movies-of-the- week:  Jack Reed V: Death and Vengeance starring
Brian Dennehy for NBC and Unlikely Angel starring Dolly Parton for CBS.  In addition, the Company recognized $1,200,000 (7%) of revenues during that quarter from distribution to domestic cable of films acquired through its majority-owned subsidiary KLC/New City.  The majority of remaining revenues for the period came from the Company's family division of direct-to-video product and from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

	In various stages of production for the Company's
fiscal 1998 distribution slate are Beowulf starring Christopher Lambert, Minion starring Dolph Lundgren, Bone Daddy starring Rutger Hauer, Girl starring Dominique Swain, One Man's Hero starring Tom Berenger, Taxman
starring Joe Pantoliano, and Swing starring Lisa Stansfield.   In addition,
the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc. Twelve episodes each of Hammer and Mowgli: The New Adventures of The Jungle Book and four episodes of Cracker remain to be delivered after December 31, 1997. In February 1998 the joint venture producing Cracker was advised by ABC that six episodes previously ordered were cancelled, leaving 16 as the total ABC order.

	Costs relating to operating revenues were $17,287,000 during the first quarter of fiscal 1998 as compared to $14,020,000 during the first quarter of fiscal 1997. As a percentage of operating revenues, costs relating to operating revenues were 86% for the first quarter of fiscal 1998 compared to 85% for the first quarter of fiscal 1997. The Company's deliveries during the first quarter of fiscal 1998 shifted somewhat toward episodic television programming with related start-up costs which increased costs relating to operating revenues.

	Selling, general and administrative expenses increased to $1,328,000 in the first quarter of fiscal 1998 from $1,172,000 in the first quarter of fiscal
1997.  The increase in such expenses is principally due to the inclusion of such expenses for 800-U.S. Search, a company in which the Company acquired a controlling interest in November 1997.

	Interest expense for the first quarter ended December 31, 1997 was $1,394,000 as compared to $1,217,000 for the first quarter ended December 31, 1996.  The increase was due to higher average borrowings under the Company's line of credit primarily associated with increased production.  Total indebtedness for borrowed money increased to $68,612,000 at December 31, 1997 from $35,796,000 at December 31, 1996.

	The Company's estimated effective income tax expense was 3% for the first quarter ended December 31, 1997 compared to an estimated effective income tax rate of 4% for the quarter ended December 31, 1996. The tax expense in the first quarter of fiscal 1998 pertained to minimum state income taxes. The Company has Federal and state net operating loss carryforwards which exceed expected taxable income for fiscal 1998.

	The Company reported net earnings of $178,000 or $0.02 per share, for the first quarter ended December 31, 1997 as compared to net earnings of $160,000, or $.02 per share, for the first quarter ended December 31, 1996. Weighted number of common shares for the compared first quarters were 9,130,000 in fiscal 1998 and 8,806,000 in fiscal 1997.

Liquidity and Capital Resources

	The Company's production and distribution operations are capital intensive.
The Company has funded its working capital requirements through receipt of third party domestic license payments and international licensing, as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees.  The
Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sales of rights in international markets.  In addition, the expansion of the Company's international distribution business and the establishment of its feature film division have significantly increased the Company's working capital requirements and use of related production loans.

 Cash and cash equivalents decreased to $2,406,000 (including $1,518,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and $107,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $16,791,000 (including $1,609,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and for certain production loans and $105,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1997. Unrestricted and unreserved cash and cash equivalents decreased $14,296,000 since September 30, 1997.

	The Company experienced net negative cash flows from operating activities of
$6,671,000 during the three months ended December 31, 1997, resulting primarily from a 29% increase in accounts receivable due to slow holiday season collections.  In addition, the Company experienced net negative cash flows from financing activities of $7,105,000 during the period as a result of
repayment of notes payable in excess of new borrowings.   As a result
primarily of the foregoing factors, net unrestricted cash decreased during the three month period by $14,296,000 to $ 781,000 on December 31, 1997 before taking into consideration amounts available under the Company's line of credit as of such dates.  See "Credit Facility" below.  As the Company expands production and distribution activities and increases its debt service burdens, it may experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

	Credit Facility

	In June 1996, the Company obtained a $40,000,000 syndicated revolving line of credit from a group of banks led by The Chase Manhattan Bank N.A. ("Chase").
In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000 and to extend its maturity to June 2000.  Such agreement provides for borrowing by the Company of up to $60,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs (as adjusted).  In addition, the Company may from time to time allocate a production tranche in its line of credit for the
Company's productions.  Such tranche will allow the Company to borrow up to
50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation.  All loans made pursuant to such agreement are secured by
substantially all of the Company's otherwise
unencumbered assets and bear interest, at the Company's option, either (i) at
LIBOR (5.625% as of February 13, 1998) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base
Rate, which is the greater of (a) Chase's Prime Rate (8.50% as of February 13,
1998), (b) Chase's Base 30-Day CD Rate (5.625% as of February 13, 1998) plus
1% or (c) the Federal Funds Effective Rate (5.625% as of February 13, 1998)
plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or loans made under the production tranche).
The Company is required to pay a commitment fee of .5% per annum of the unused portion of the credit line.  The amount outstanding under the credit facility as of December 31, 1997 was $53,080,000 out of a borrowing base availability of $57,879,000, and as of February 17, 1998 the amount outstanding was
$55,540,000 out of a borrowing base availability of $59,349,000.

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

Production/Distribution Loans

	The Company's other consolidated short term borrowings, totaling $2,901,000 as of December 31, 1997, consisted of $2,869,000 under a production loan further described below from Banque Paribas (Los Angeles Agency) ("Paribas")
to a consolidated production entity and a $32,000 loan from Union Bank previously obtained by the Company's recently-acquired subsidiary, 800-U.S.
Search.  The Kushner-Locke Company provided a $1,000,000 corporate guarantees for a portion of the Paribas loan which is callable in the event that the production company does not repay the loans by the maturity date. Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the lender.  To the extent the collateral value securing the loan exceeds the amount outstanding, the Company may determine in the future to assume such obligations in full under its Chase facility and take title to such assets.

		In April 1996, a $5,150,000 production loan was obtained from Imperial Bank to cover a portion of the production budgets of the Magic Adventures home video series.  The loan bore interest at Prime plus 1.5%. The loan was fully repaid in November 1997.

	In September 1996, TVFirst, an unconsolidated Company 50% owned by the Company, obtained a $500,000 secured line of credit from Comerica Bank - California. Advances under the line bear interest at Prime (8.50% at February 13, 1998) plus 2.50% payable monthly. In September 1997 the line was
increased to $1,000,000.   On December 31, 1997, advances totalling $448,000
were outstanding under this credit line.

		In February 1997, a $6,300,000 production loan was obtained from Paribas to cover a portion of the production budget of Basil.  The loan bears interest at
Prime (8.50% as of February 13, 1998) plus 1.5% payable monthly plus certain loan fee amounts.  The loan is secured by the rights, title and assets related to the film, which is being delivered to sub-distributors.  In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations.

	In November 1997, an $8,200,000 production loan was obtained from Comerica Bank - California by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at U.S. Prime (8.50% as of February 13, 1998) plus 1% or at LIBOR (5.625% as of February 13, 1998) plus 2%. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on August 31, 1998. The loan is secured by the rights, title and assets related to the film. On December 31, 1997, advances totalling $6,674,000 were outstanding pursuant to this loan.

Securities Offerings

	As of December 31, 1997, $4,750,000 principal amount of 8% Convertible Subordinated Debentures and $4,100,000 principal amount of 9% Convertible Subordinated Debentures were outstanding. In December 1997, $250,000 principal amount of the 8% Debentures were converted into 42,735 shares of Common Stock. As of December 31, 1997, approximately $77,000 principal amount of Series A Debentures (convertible into common stock at an adjusted rate of approximately $7.61 per share) and $3,242,000 of Series B Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) were outstanding.

	In July 1996, the Company closed a secondary public offering of an aggregate of 4,750,000 units (a "Unit"), each Unit consisting of two shares of Common
Stock (now equivalent to 1,583,334 shares in the aggregate giving effect to the 1-for-6 reverse stock split) and one five year Class C Redeemable Common
Stock Purchase Warrant (now equivalent to 791,666 warrants) to purchase Common
Stock at an adjusted exercise price of $6.8625 per share.  The Company received net proceeds in the amount of $9,203,125.  In connection with such offering, the Company issued warrants to purchase up to an aggregate of 79,166
Units (adjusted for the reverse split) at an adjusted rate of $18.00 per Unit to the underwriter thereof and a consultant.

Other

	The Company recently entered into an agreement in principle with a major studio whereby the Company has the right to distribute in international territories up to nine moderate to high-budget motion pictures over a three-year period. The Company has the right to select the motion pictures, if any, to be distributed among titles made available by the major studio. In the event the company selects one or more films under the arrangement, management currently expects to finance its acquisition of the distribution rights via credit facilities not presently in place. There can be no assurance that definitive agreements for this distribution arrangement will be agreed to, that financing will be obtained, or that such activities will ultimately be profitable if undertaken.

	In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who subsequently joined the Company as President of its international film distribution division. The loan bears interest at the lesser of (a) Prime (8.50% at February 13, 1998) plus 2% or
(b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films Sleep With Me, Lawnmower Man II and Nostradamus. While the right of August to receive such commissions with respect to the film Lawnmower Man
II is subordinate to the interests of the production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to the extent they would be payable had there been no production loan on the film. Repayment of principal and interest is by collection of commissions assigned as collateral. As of December 31, 1997 the Company had been repaid $384,000 toward interest and principal and approximately $423,000 principal amount remains outstanding. The loan matured in December 1997, but August and the Company have reached an agreement, subject to completion of documentation, to a one year extension to December
1998 with August agreeing to make principal reduction payments totaling
$205,000 on a scheduled basis prior to maturity. Mr. Cascante left the Company in April 1997 and his employment agreement was then settled.

	Summary

	Management believes that existing resources and cash generated from operating activities, together with amounts expected to be available under the syndicated revolving credit agreement with Chase will be sufficient to meet the Company's working capital requirements for at least the next twelve months, except as indicated above pertaining to potential financing requirements relating to the agreement in principle with a major studio.  The
Company from time to time will seek additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital.  In addition to expanding production and its distribution business, whether internally or by acquisition, the Company also considers acquisition possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

	The Company's business and operations have not been materially affected by inflation.

                                   PART II
                              OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        	None.

Item 5. Other Information

	The following table presents the previous five fiscal years ended September
30, 1997 reconciliation of earnings per share calculations restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings
per Share (SFAS 128).

                                            For the Year Ended September 30,

                                           1997    1996    1995    1994   1993

Basic earnings per share                 ($0.49) $0.11 ($0.75) ($1.38) ($0.39)
                                          =====  =====  =====   =====   =====

Diluted earnings per share               ($0.49) $0.11 ($0.75) ($1.38) ($0.39)
                                          =====  =====  =====   =====   =====

	The following table presents the reconciliation of earnings per share calculations restated in accordance with SFAS 128 for each of the years in the three year period ended September 30, 1997.

                                             For the Year Ended September 30,
                                                 1997      1996     1995

Numerator:
     Net earnings (loss)                 ($4,369,000)   $730,000  ($3,975,000)

     Assumed debenture conversions               --          --           --
                                          ----------    --------   ----------
     Numerator for basic and diluted
        earnings per share - income
        available to common stockholders ($4,369,000)   $730,000  ($3,975,000)
                                          ==========    ========   ==========
Denominator:
     Denominator for basic earnings per
        share - weighted average shares    8,959,000   6,668,000    5,286,000

     Effective of dilutive securities:
          Employee stock options and
              warrants                           --          --           --
          Convertible debentures                 --          --           --
                                           ---------   ---------    ---------
     Dilutive potential common shares            --          --           --
                                           ---------   ---------    ---------
     Denominator for diluted earnings
        per share - adjusted weighted
        average shares and assumed
        conversions                        8,959,000    6,668,000   5,286,000
                                           =========    =========   =========


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


                              THE KUSHNER-LOCKE COMPANY
                              (Registrant)

Dated: February 17, 1998      /s/  Peter Locke

                              Peter Locke
                              Co-Chairman of the Board,
                              Co-Chief Executive Officer


Dated: February 17, 1998      /s/  Donald Kushner

                              Donald Kushner
                              Co-Chairman of the Board,
                              Co-Chief Executive Officer
                              and Secretary

Dated: February 17, 1998      /s/ Bruce St.J Lilliston

                              Bruce St.J Lilliston
                              President and Chief Operating Officer

Dated: February 17, 1998      /s/  Robert Swan

                              Robert Swan
                              Chief Financial Officer

                           INDEX TO EXHIBITS

3.1     Articles of Incorporation


                                                                Exhibit 3.1



                      ARTICLES OF INCORPORATION
                                 OF
                    UNIT #15 DRILLING CORPORATION

		ONE:  	The name of this corporation is:

      			Unit #15 Drilling Corporation

		TWO: 	 The purpose of this corporation is to engage in any lawful act or activity for which a corporation may be organized under the General
Corporation Law of California other than the banking business, the trust company business, or the practice of a profession permitted to be incorporated by the California Corporations Code.

		THREE:  The name and address in the State of California of the corporation's initial agent for service of process is:

       		James R. Eller, Jr.
         c/o Finley, Kumble, Wagner, Heine
         Underberg, Manley, Myerson & Casey
         707 Wilshire Boulevard, 45th Floor
         Los Angeles, California  90017

		FOUR:  This corporation is authorized to issue only one class of shares of stock; the total number of shares which this corporation is authorized to issue is ten million (10,000,000).

Dated:  July 2, 1986



							___________________________________
							Yvonne La Rose, Incorporator

                      CERTIFICATE OF AMENDMENT
                                OF
                     ARTICLES OF INCORPORATION

YVONNE LA ROSE certifies that:

1. She is the sole incorporator of UNIT #15 DRILLING CORPORATION, a California corporation.

2. She hereby adopts the following amendment of the articles of incorporation of this corporation:

Article ONE is amended to read as follows:

"The name of this corporation is Atlantic/K-L, Inc."

3. No directors were named in the original articles of incorporation and none have been elected.

4.  No shares have been issued.

I further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of my own knowledge.

Dated:  December 15, 1986



							___________________________________
							YVONNE LA ROSE, Incorporator

                     CERTIFICATE OF AMENDMENT
                               OF
                     ARTICLES OF INCORPORATION

YVONNE LA ROSE certifies that:

1. She is the sole incorporator of GEOTHERMAL POWER CORP., a California corporation.

2. She hereby adopts the following amendment of the articles of incorporation of this corporation:

Article ONE is amended to read as follows:

"The name of this corporation is UNIT #15 DRILLING CORPORATION."

3. No directors were named in the original articles of incorporation and none have been elected.

4.  No shares have been issued.

I further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of my own knowledge.

Dated:  August 20, 1986



							__________________________________
							YVONNE LA ROSE, Incorporator

                     CERTIFICATE OF AMENDMENT
                               OF
                    ARTICLES OF INCORPORATION

YVONNE LA ROSE certifies that:

1. She is the sole incorporator of UNIT #15 DRILLING CORPORATION, a California corporation.

2. She hereby adopts the following amendment of the articles of incorporation of this corporation:

Article ONE is amended to read as follows:

"The name of this corporation is GEOTHERMAL POWER CORP."

3. No directors were named in the original articles of incorporation and none have been elected.

4.  No shares have been issued.

I further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of my own knowledge.

Dated as of July 7, 1986



							___________________________________
							YVONNE LA ROSE, Incorporator

                    CERTIFICATE OF AMENDMENT
                              OF
                    ARTICLES OF INCORPORATION
                               OF
                       ATLANTIC/K-L, INC.

The undersigned hereby certify that:

1. I am the Co-President and Secretary of ATLANTIC/K-L, INC., a California corporation.

2. Article One of the Articles of Incorporation of this Corporation is amended to read as follows:

       1.  The name of this Corporation is ATLANTIC/KUSHNER-LOCKE, INC.

3. The foregoing amendment of the Articles of Incorporation has been duly approved of by the Board of Directors.

4. The foregoing amendment of Articles of Incorporation has been duly approved of by the required vote of the shareholders in accordance with
Section 902 of the Corporations Code. The total number of outstanding shares of this Corporation is 200,000. The number of shares voting in favor of the amendment equaled or exceeded the required vote. The percentage vote required was more than fifty percent (50%).

	I further declare under penalty of perjury under the laws of the State of California that the matters set forth in the foregoing Certificate are true and correct of my own knowledge.

Dated:  March 31, 1987



							___________________________________
							DONALD S. KUSHNER
							Co-President and Secretary

                 CERTIFICATE OF AMENDMENT
                           OF
                ARTICLES OF INCORPORATION
                           OF
                ATLANTIC/KUSHNER-LOCKE, INC.


The undersigned hereby certify that:

1. We are the president and secretary, respectively, of ATLANTIC/KUSHNER-LOCKE, INC., a California corporation.

2. Article ONE of the Articles of Incorporation of this Corporation is hereby amended to read in its entirety as follows:

     ONE:  The name of this Corporation is THE KUSHNER-LOCKE COMPANY.

3. Articles FIVE and SIX of the Articles of Incorporation of this Corporation are added to read in their entirety as follows:

     FIVE: The liability of directors of this Corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.

     SIX: This Corporation is authorized to provide indemnification of agents (as defined in Section 317 of the Corporations Code) for breach of duty to this Corporation and its stockholders through bylaw provisions or through agreements with the agents, or otherwise; in excess of the indemnification otherwise permitted by Section 317 of the Corporations Code, subject to the limits on such excess indemnification set forth in
     Section 204 of the Corporations Code.

4. The foregoing amendments of the Articles of Incorporation have been duly approved of by the board of directors.

5. The foregoing amendments of Articles of Incorporation have been duly approved of by the required vote of the shareholders in accordance with
Section 902 of the Corporation Code. The total number of outstanding shares of this Corporation is One Hundred Thousand (100,000). The number of shares voting in favor of the amendment equaled or exceeded the required vote. The percentage vote required was more than fifty percent (50%).

     	We further declare under penalty of perjury under the laws of the State of California that the matters set forth in the foregoing Certificate are true and correct of our own knowledge.

Dated:  July 28, 1988.

							___________________________________
							PETER LOCKE, President

							___________________________________
							DONALD KUSHNER, Secretary

                  CERTIFICATE OF AMENDMENT
                             OF
                 ARTICLES OF INCORPORATION
                             OF
                 THE KUSHNER-LOCKE COMPANY


The undersigned hereby certify that:

1. We are the president and secretary, respectively, of THE KUSHNER-LOCKE COMPANY, a California corporation.

2. Article FOUR of the Articles of Incorporation of this Corporation is hereby amended to read in its entirety as follows:

       FOUR:	This Corporation is authorized to issue only one class of shares of stock; the total number of shares which this Corporation is authorized to issue is Fifty million (50,000,000).

       Upon the amendment of this Article FOUR to read as hereinabove set forth, each outstanding share of Common Stock is divided into 100 shares of Common Stock.

3. The foregoing amendment of the Articles of Incorporation has been duly approved by the board of directors.

4. The foregoing amendment of Articles of Incorporation has been duly approved by the required vote of the shareholders in accordance with Section 902 of the Corporation Code. The total number of outstanding shares of this Corporation is One Hundred Thousand (100,000). The number of shares voting in favor of the amendment equaled or exceeded the required vote. The percentage vote required was more than fifty percent (50%).

     We further declare under penalty of perjury under the laws of the State of California that the matters set forth in the foregoing Certificate are true and correct of our own knowledge.

Dated:  October 31, 1988



							___________________________________
							PETER LOCKE, President

							___________________________________
							DONALD KUSHNER, Secretary

                   CERTIFICATE OF AMENDMENT
                             OF
                  ARTICLES OF INCORPORATION
                             OF
                  THE KUSHNER-LOCKE COMPANY


	The undersigned certify that:

1. We are the President and the Secretary, respectively, of THE KUSHNER-LOCKE COMPANY, a California corporation.

2. Article FOUR of the Articles of Incorporation of this Corporation is hereby amended to delete and replace to read in its entirety as follows:

     FOUR:	This Corporation is authorized to issue only one class of shares of stock; the total number of shares which this Corporation is authorized to issue is Eighty million (80,000,000).

3. The foregoing amendment of the Articles of Incorporation has been duly approved by the board of directors.

4. The foregoing amendment of Articles of Incorporation has been duly approved by the required vote of the shareholders in accordance with Section 902 of the Corporations Code. The total number of outstanding shares of this Corporation is 28,975,049. The number of shares voting in favor of the amendment equaled or exceeded the vote required. The percentage vote required was more than fifty percent 50%.

We further declare under penalty of perjury under the laws of the State of California that the matters set forth in the foregoing Certificate are true and correct of our own knowledge.

Dated:	May 17, 1994

						Peter Locke, Chief Executive Officer



      Donald Kushner, Secretary

                 CERTIFICATE OF AMENDMENT
                            OF
                 ARTICLES OF INCORPORATION
                            OF
                 THE KUSHNER-LOCKE COMPANY


	The undersigned certify that:

5. They are the President and the Secretary, respectively, of The
Kushner-Locke Company, a California corporation (the "Corporation").

6. Article FOUR of the Corporation's Articles of Incorporation is amended in its entirety to read as follows:

       This Corporation is authorized to issue only one class of shares of stock; the total number of shares which this Corporation is authorized to issue is One Hundred Fifty Million (150,000,000).

7. The amendment herein set forth has been duly approved by the Board of Directors of the Corporation.

8. The amendment herein set forth has been duly approved by the required vote of the shareholders in accordance with Section 902 of the California Corporations Code. The total number of outstanding shares of common stock of the Corporation (the "Common Stock") entitled to vote with respect to the foregoing amendment is 52,840,247. The number of shares voting in favor of the amendment equaled or exceeded the vote required. The percentage vote required was more than 50% of the outstanding shares of Common Stock.

We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

Dated as of November 22, 1996

							Peter Locke, President


       Donald Kushner, Secretary

                    CERTIFICATE OF CORRECTION
                               OF
                    CERTIFICATE OF AMENDMENT
                               OF
                    ARTICLES OF INCORPORATION
                               OF
                    THE KUSHNER-LOCKE COMPANY

In accordance with Section 109 of the California Code, the undersigned certify that:

1.	They are the President and the Secretary, respectively, of  The
Kushner-Locke Company, a California corporation (the "Corporation");

2.	The name if the Corporation is The Kushner-Locke Company;

3.	The Certificate of Amendment of Articles of Incorporation of The
Kushner-Locke Company that was filed with the California Secretary of State's office on December 20, 1996 contained a defect in execution and is hereby being corrected in accordance with Section 109 of the California Corporations Code;

4.	This Certificate of Correction does not alter the wording of any resolution or written consent which was adopted by the board of directors or the shareholders;

5.	In accordance with Section 907 (a) of the California Corporations Code, the
signature line for the President of the Corporation included in The
Certificate of Amendment of Articles of Incorporation of The Kushner-Locke
Company is corrected in its entirety to read as  follows:

						________________________________
						Bruce Lilliston, President

6.	The filing of this Certificate of Correction of Articles of Incorporation of The Kushner-Locke Company shall not alter the effective time of the instrument being corrected, which shall remain as its original effective time, and such filing shall not affect any right or liability accrued or incurred before such filing expect that any right or liability accrued or incurred by reason of the error of defect being corrected shall be extinguished by such filing if the person having that right has not detrimentally relied on the original document.

	We further declare under penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our own knowledge.

Dated as of January 7, 1997
					______________________________
						Bruce Lilliston, President

						Donald Kushner, Secretary

                         CERTIFICATE OF AMENDMENT
                                   OF
                  THE RESTATED ARTICLES OF INCORPORATION
                                   OF
                         THE KUSHNER-LOCKE COMPANY
                         A California Corporation


The undersigned certify that:

1.	They are the President and the Secretary, respectively, of The
Kushner-Locke	Company, a California corporation.

2.	ARTICLE FOUR of the Restated Articles of Incorporation is amended to read as follows:

   	" The aggregate number of shares of capital stock that the Corporation is authorized to issue is Fifty Million (50,000,000) shares, such shares to
    be	designated Common Stock.  Upon amendment to this Article to read as
    herein set 	forth, each six (6) shares of outstanding Common Stock is
    converted into or reconstituted as one (1) share of Common Stock."

3.	The foregoing Amendment of the Restated Articles of Incorporation has been duly approved by of the board of directors.

4.	The foregoing Amendment of the Restated Articles of Incorporation has been duly approved by the required vote of shareholders in accordance with Section
902 of 	the California Corporations Code.  The total number of outstanding
shares of the 	corporation is 54,537,620.  The number of shares voting in
favor of the 	amendment equaled or exceeded the vote required.  The percentage
vote required 	was more than 50%.  We further declare under penalty of perjury
under the laws 	of the State of California that the matters set forth in this
certificate are true and 	correct of our own knowledge.

	Date:	September 4, 1997

    		______________________________
						Bruce St. J. Lilliston
						President

						________________________________
						Donald Kushner
						Secretary