Form 10-Q
period 1998-03-31
KUSHNER LOCKE CO
filed 1998-05-15
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
              Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the quarter ended March 31, 1998	           Commission File No.  0-17295

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

       Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, without par value
       10% Convertible Subordinated Debentures, Series A due 2000
      133/4% Convertible Subordinated Debentures, Series B due 2000
                 Common Stock Purchase Warrants, Class C

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No

	There were 9,199,482 shares of outstanding Common Stock of the Registrant as of May 14, 1998.


Total number of pages 20.             					Exhibit Index begins on page 20.

                       THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES

             Form 10-Q for the Quarter ended March 31, 1998

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
        Condition and Results of Operations



                       Part II.   OTHER INFORMATION



Item 1.   Legal Proceedings.

Items 2 through 5.   Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

	(a) Exhibits:	None

	(b) Reports on Form 8-K: None

                                   PART I
Item 1.

                         THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheets

                                                March 31,   September 30,
                                                  1998           1997
                                               ----------     ---------
                                               (unaudited)
      Assets
Cash and cash equivalents                    $  6,390,000  $  15,077,000
Reserved cash                                      20,000        105,000
Restricted cash                                 1,538,000      1,609,000
Accounts receivable, net of allowance
   for doubtful accounts                       42,764,000     27,696,000
Due from affiliates                             1,110,000      1,011,000
Film and television property costs,
   net of accumulated amortization             56,065,000     68,507,000
Investments in unconsolidated
   subsidiaries, at equity                      5,811,000      5,326,000
Other assets                                    6,234,000      5,037,000
                                              -----------    -----------
                                             $119,932,000   $124,368,000
                                              ===========    ===========

     Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities     $  3,568,000   $  2,935,000
Notes payable                                  62,820,000     62,647,000
Deferred film license fees                      3,550,000      3,362,000
Contractual obligations, principally
   participants' share payable and talent
   residuals                                    5,796,000      6,155,000
Production advances                             1,797,000      6,502,000
Convertible subordinated debentures, net
   of deferred issuance costs                  11,493,000     11,631,000
                                              -----------    -----------
	Total liabilities                             89,024,000     93,232,000
                                              -----------    -----------
Stockholders' equity:

  Common stock, no par value.  Authorized
    50,000,000 shares, issued and
    outstanding 9,199,482 shares at March
    31, 1998  and 9,090,080 shares at
    September 30, 1997                         39,178,000     38,905,000
  Accumulated deficit                          (8,270,000)    (7,769,000)
                                              -----------    -----------
	Net stockholders' equity                      30,908,000     31,136,000
                                              -----------    -----------
                                             $119,932,000   $124,368,000
                                              ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY
                               AND SUBSIDIARIES
                Condensed Consolidated Statements of Earnings
                                  (unaudited)

                              Three Months Ended         Six Months Ended
                                    March 31,                March 31,
                            -----------------------  ------------------------
                              1998          1997         1998         1997
                            ----------  -----------  -----------  -----------

Operating revenues         $24,286,000  $11,707,000  $44,446,000  $28,254,000
Costs related to
   operating revenues      (21,563,000)  (9,679,000) (38,850,000) (23,699,000)
Selling, general and
   administrative
   expenses                 (2,040,000)  (1,121,000)  (3,368,000)  (2,293,000)
                             ---------    ---------    ---------    ---------
 Earnings from
   operations                  683,000      907,000    2,228,000    2,262,000

Interest income                  4,000       11,000       37,000       39,000
Interest expense            (1,360,000)    (879,000)  (2,754,000)  (2,096,000)
                             ---------    ---------    ---------    ---------
 Earnings (loss)
   before income
   taxes                      (673,000)      39,000     (489,000)     205,000

Provision for
   income taxes                 (6,000)     (11,000)     (12,000)     (17,000)
                             ---------    ---------    ---------    ---------
 Net earnings (loss)         $(679,000)   $  28,000    $(501,000)   $ 188,000
                             =========    =========    =========    =========

Earnings (loss)
   available for
   common
   stockholders              $(679,000)   $  28,000    $(501,000)   $ 188,000
                             =========    =========    =========    =========
Earnings (loss) per
  share: basic and
  diluted                       ($0.07)       $0.00       ($0.05)       $0.02
                                ======        =====       ======        =====
Average number of
  shares of common
  stock outstanding          9,192,000    8,817,000    9,129,000    8,812,000
                             =========    =========    =========    =========

    See accompanying notes to condensed consolidated financial statements.

                        THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

									                                               Six Months Ended
									                                                   March 31,
                                                   --------------------------
                                                        1998          1997
                                                   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)                              $  (501,000)   $   188,000
  Adjustments to reconcile net earnings to
    net cash used by operating activities:
     Amortization of film costs                     19,921,000     23,542,000
     Depreciation and amortization                     121,000         93,000
     Amortization of other assets                      498,000        187,000
  Changes in assets and liabilities:
     Reserved and restricted cash                      156,000        312,000
     Accounts receivable, net                      (15,068,000)      (311,000)
     Due from affiliates                               (99,000)       444,000
     Increase in film and television
        property costs                              (7,479,000)   (32,299,000)
     Accounts payable and accrued liabilities          633,000      1,721,000
     Deferred film license fees                        188,000      1,534,000
     Contractual obligations                          (359,000)       (803,000)
     Production advances                            (4,705,000)     2,335,000
                                                    ----------     ----------
  Net cash used by operating activities             (6,694,000)    (3,057,000)
                                                    ----------     ----------
Cash flows from investing activities:
    (Increase) decrease in investments in
        unconsolidated entities                       (485,000)       618,000
    (Increase) decrease in other assets             (1,718,000)       333,000
                                                    ----------     ----------
  Net cash provided (used) by investing
    activities                                      (2,203,000)       951,000
                                                    ----------     ----------
Cash flows from financing activities:
    Borrowings under notes payable                  23,352,000     12,246,000
    Repayment of notes payable                     (23,179,000)   (16,072,000)
    Other                                               37,000            --
                                                    ----------     ----------
  Net cash provided (used) by financing
    activities                                         210,000     (3,826,000)
                                                    ----------     ----------
  Net decrease in cash and cash equivalents         (8,687,000)    (5,932,000)
Cash and cash equivalents  at beginning of period   15,077,000      7,091,000
                                                    ----------     ----------
Cash and cash equivalents at end of period         $ 6,390,000    $ 1,159,000
                                                    ==========     ==========

Supplemental disclosure of non-cash investing and financing activities:
(1)	During the six months ended March 31, 1998, $250,000 of convertible subordinated debentures were converted into 42,735 shares of common stock.
(2)	During the six months ended March 31, 1997, $217,000 of convertible subordinated debentures were converted into 222,562 shares of common stock.

    See accompanying notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                                AND SUBSIDIARIES
             Condensed Consolidated Statement of Stockholders' Equity
                         Six Months ended March 31, 1998
                                   (unaudited)

                               Number of    Common    Accumulated
                                Shares      Stock       deficit      Total
                               ---------  ----------  ----------   ----------
Balance at September 30, 1997  9,090,080 $38,905,000 $(7,769,000) $31,136,000

  Conversions of convertible
    debentures                    42,735     236,000         --       236,000

  Other                           66,667      37,000         --        37,000

  Net loss                           --          --     (501,000)    (501,000)
                               ---------  ----------   ---------   ----------
Balance at March 31, 1998      9,199,482 $39,178,000 $(8,270,000) $30,908,000
                               =========  ==========   =========   ==========

    See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

	The Company

	The Kushner-Locke Company (the "Company") is principally engaged in the development, production, acquisition and distribution of feature films, direct-to-video films, television series, movies-for-television, mini-series and animated programming. In addition, the Company markets its search and Christian music products via the internet and telemarketing.

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

	Basis of Presentation

	The accompanying condensed consolidated financial statements include the accounts of The Kushner-Locke Company, its subsidiaries and certain entities which the Company controls. Entities in which the Company holds a 20% to 50% interest and exercises significant influence are accounted for under the equity method. All material intercompany balances and transactions have been eliminated.

	These unaudited condensed consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual consolidated financial statements and notes thereto.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto which are included in the Company's September 30,
1997 annual report on Form 10-K, as amended.

	The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1998, the results of its operations for the six month periods ended March 31, 1998 and 1997, and its cash flows for the six month periods ended March 31, 1998 and 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

	Restricted and Reserved Cash

	As of March 31, 1998, the Company held $1,538,000 in restricted cash principally related to a deposit held at a British bank pursuant to a film sale/leaseback transaction. These cash advances were being held in escrow accounts as collateral by financial institutions providing production loans to those producers. In addition, as of March 31, 1998, the Company held $20,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

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

                                        Three Months Ended   Six Months Ended
                                             March 31,           March 31,
                                        ------------------   ----------------
                                          1998      1997       1998    1997
                                        --------  --------   -------  -------
Numerator for basic earnings per
  share - income available to common
  stockholders                        $(679,000) $ 28,000 $(501,000) $188,000

  Effect of dilutive securities:
      interest on convertible debt          --        --        --        --
                                        -------   -------   -------   -------
Numerator for diluted earnings per
  share - income available to common
  stockholders - assumed conversions  $(679,000) $ 28,000 $(501,000) $188,000
                                        =======   =======   =======   =======

Denominator for basic earnings per
  share - weighted average shares     9,192,000 8,817,000 9,129,000 8,812,000

Effect of dilutive securities:

  Employee stock options and
     warrants                                --       --        --        --
  Convertible debentures                     --       --        --        --
                                      ---------- -------- --------- ---------
    Dilutive potential common shares         --       --        --        --
                                      ---------- -------- --------- ---------

Denominator for diluted earnings per
  share - adjusted weighted average
  shares - assumed conversions        9,192,000 8,817,000 9,129,000 8,812,000
                                      ========= ========= ========= =========

Basic earnings (loss) per share          $(0.07)    $0.00   $(0.05)     $0.02
                                      ========= ========= ========= =========

Diluted earnings (loss) per share        $(0.07)    $0.00   $(0.05)     $0.02
                                      ========= ========= ========= =========

                           THE KUSHNER-LOCKE COMPANY
                               AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)


	A total of 1,016,000 and 708,000 options and 1,651,000 and 512,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three and six month periods ended March 31, 1998 and 1997, respectively, as their exercise prices were greater than the average market price for the respective periods.  Shares issuable upon conversion of the Company's convertible subordinated debentures have not been included in the calculation of diluted earnings per share for the three and six months ended March 31, 1998 or 1997 as the impact of including such securities would be antidilutive.

(2)	Film and Television Property Costs

	Film and television property costs consist of the following:

                                                  March 31,     September 30,
                                                    1998             1997
                                                 -----------     -----------
                                                 (unaudited)
In process or development                        $8,151,000      $10,497,000
Released, principally feature films and
   television productions, net of
   accumulated amortization                      47,914,000       58,010,000
                                                 ----------       ----------
                                                $56,065,000      $68,507,000
                                                 ==========       ==========

(3)	Notes Payable

	Notes payable are comprised of the following:

                                                    March 31,   September 30,
                                                      1998          1997
                                                   -----------  ------------
                                                   (unaudited)
Note payable to bank, under the revolving
credit facility secured by substantially all
Company assets, interest at varying rates,
outstanding principal balance due June 25, 1999    $59,664,000  $56,803,000

Notes payable to banks consisting of a
production loan secured by certain film rights
held by the producer, and commercial loans
secured primarily by receivables of a
subsidiary, at varying interest rates for each
loan                                                 3,156,000    5,844,000
                                                    ----------   ----------
                                                   $62,820,000  $62,647,000
                                                    ==========   ==========

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

(4)	Convertible Subordinated Debentures

	Convertible subordinated debentures are comprised of the following:

                                                  March 31,    September 30,
                                                    1998           1997
                                                ------------   ------------
                                                (unaudited)
Series A Convertible Subordinated Debentures
due December 15, 2000, bearing interest at 10%,
net of unamortized issuance costs and warrants
of $5,000 and $6,000, respectively                 $  72,000    $    71,000

Series B Convertible Subordinated Debentures
due December 15, 2000, bearing interest at
13-3/4%, net of unamortized issuance costs of
$179,000 and $212,000, respectively                3,054,000      3,029,000

8% Convertible Subordinated Debentures due
December 15, 2000, net of unamortized issuance
costs of $233,000 and $290,000, respectively       4,517,000      4,710,000

9% Convertible Subordinated Debentures due
July 1, 2002, net of unamortized issuance costs
of $250,000 and $279,000, respectively             3,850,000      3,821,000
                                                  ----------     ----------
                                                 $11,493,000    $11,631,000
                                                  ==========     ==========

	Series A Debentures

	As of March 31, 1998 the Company had outstanding $77,000 principal amount of
Series A Debentures.  The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $5,000.  Approximately $1,000 of issuance costs were amortized to interest expense for the six months ended March 31, 1998.

	Series B Debentures

	As of March 31, 1998 the Company had outstanding $3,233,000 principal amount of Series B Debentures due 2000.  The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $179,000.  Approximately $33,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1998.

	8% Debentures

	As of March 31, 1998, the Company had outstanding $4,750,000 principal amount of 8% Debentures.  The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $233,000.
Approximately $57,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1998.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

(4)	Convertible Subordinated Debentures (Continued)

	9% Debentures

	As of March 31, 1998, the Company had outstanding $4,100,000 principal amount of 9% Debentures.  The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $250,000.
Approximately $29,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1998.

(5)	Income Taxes

	Income taxes for the six month periods ended March 31, 1998 and 1997 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that most taxable income for the fiscal year will be offset by a deferred tax asset, which will result in an effective federal tax rate of approximately 2%. As of September 30, 1997 the Company had a $39,309,000 federal income tax net operating loss carryforward.

(6)	Contingencies

	The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Reference is made to the Company's annual report on Form 10-K, as amended,  for the fiscal year ended September
30, 1997 for a description of certain legal proceedings.  Management of the
Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial condition.

	In its normal course of business as an entertainment distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film or video materials and proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of March 31, 1998 the Company had agreed to pay approximately $2,713,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.

                                     PART I
Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

	The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights of films released in the U.S. by studios, pay cable, basic cable, and videocassette companies; and from the development, production and distribution of television programming for the major U.S. television networks, basic and pay cable television and first-run syndication; as well as from the licensing of all rights to the films and television programs in international territories.  While the Company generally finances all or a substantial portion of the budgeted production costs of its programming through domestic and international licensing and other arrangements, the Company typically retains rights in its programming which may be exploited in future periods or in additional territories.  In 1993, the
Company established a feature film operation to produce and distribute low and medium budget films for theatrical and/or home video or cable release.  The
Company also produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.  In fiscal 1998 the Company obtained control of 800-U.S. Search. That company provides public records searches for retail consumers.

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

	Gross profits for any period are a function in part of the number of programs delivered in that period and the recognition of costs in that period.  Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period.
Thus, a change in the amount of entertainment product available for delivery from period to period may materially affect a given period's revenues and results of operations and year-to-year results may not be comparable.  The continuing shift of the Company's product mix during this fiscal year may further affect the Company's quarter-to-quarter or year-to-year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources.

	The information contained herein should be read in conjunction with the more comprehensive material included in the Company's September 30, 1997 annual report on Form 10-K, as amended, which describes in greater detail the
Company's historical and current activities and performance.

Forward Looking Statements

	Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustments of the film costs, dependence on key personnel, production deficits, the risk involved in the television and theatrical film industries, acquiring or developing ancilliary businesses, competition, government regulation, labor relations, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-40391), as filed with the Securities and Exchange Commission on January 8, 1998, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

Results of Operations

	Comparison of Three Months Ended March 31, 1998 and 1997

	The Company's operating revenues for the second quarter ended March 31, 1998 were $24,286,000, an increase of $12,579,000, (107%) from $11,707,000 from the prior fiscal year's second quarter ended March 31, 1997. This increase was due primarily to the timing of delivery and/or availability of films and television programs and to the inclusion in 1998 of the revenues of certain films previously marketed by Conquistador Entertainment, an independent film distributor, and revenues of newly-acquired 800-U.S. Search.

	The Company recognized $9,600,000 (40%) of revenues during the second quarter of fiscal 1998 from the delivery and/or availability of eight feature films, including Minion starring Dolph Lundgren.  In addition, the Company recognized
$8,800,000 (36%) of revenues during the second quarter of fiscal 1998 from the delivery and/or availability of the remaining episodes of the first-run syndication series Hammer and Mowgli: The New Adventures of The Jungle Boy,
and the net earnings from the delivery by a joint venture of the remaining episodes of the ABC network series Cracker.  The television network's cancellation of the Cracker series is not expected to adversely affect the
Company in the future, as the series' profit margin was small.  Revenues of
$1,600,000 (7%) came from deliveries in the Company's family division of direct-to-video product.  In addition, the Company recognized $2,000,000 (8%)
of revenues this quarter from continuing licenses of product from the
Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors.  Of the remaining 9% of revenues, the majority came from the newly-acquired 800-U.S. Search business, whose revenues increased 157% from those recognized in the previous quarter.  Since being acquired, 800-U.S.
Search has incurred a minor net loss.

	Operating revenues for the second quarter of fiscal 1997 included $1,895,000
(16%) of revenues during the second quarter of fiscal 1997 from the delivery and/or availability of 4 feature films.  In addition, the Company recognized
$3,956,000 (34%) of revenues during the second quarter of fiscal 1997, including revenues from the delivery and/or availability of two episodes of the ABC network series Gun and the one-hour first-run syndication series Could
It Be A Miracle.  Revenues of $3,004,000 (26%) came from deliveries in the
Company's family division of direct-to-video product.  In addition, the
Company recognized $1,039,000 (9%) of revenues this quarter from distribution to domestic cable for films acquired through its majority-owned subsidiary
KLC/New City.  Remaining revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

	In various stages of production for the Company's fiscal 1998 distribution slate are Beowulf starring Christopher Lambert, Susan's Plan written and directed by John Landis and starring Natassja Kinski, Billy Zane, Michael
Biehn, Rob Schneider, Lara Flynn Boyle and Dan Aykroyd, Girl starring
Dominique Swain, One Man's Hero starring Tom Berenger, Taxman starring Joe Pantoliano, and Swing starring Lisa Stansfield and Hugo Speer. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc.

	Costs relating to operating revenues were $21,563,000 during the second quarter of fiscal 1998 as compared to $9,679,000 during the second quarter of fiscal 1997. As a percentage of operating revenues, costs relating to operating revenues were 89% for the second quarter of fiscal 1998 compared to 83% for the second quarter of fiscal 1997. The increased percentage in the most recent quarter principally reflects a weighting of the product mix which includes episodic television titles that are projected to be less profitable than titles included in the comparable fiscal year 1997 quarter.

	Selling, general and administrative expenses increased to $2,040,000 in the second quarter of fiscal 1998 from $1,121,000 in the second quarter of fiscal
1997.  The 81% increase in such expenses is principally due to inclusion in the current year of advertising and other expenses of 800-U.S. Search, which was acquired in the current fiscal year.  Such 800-U.S. Search expenses are expected to increase in the future, and revenues are also expected to increase.

	Interest expense for the second quarter ended March 31, 1998 was $1,360,000 as compared to $879,000 for the second quarter ended March 31, 1997.  The 54%
increase was attributable to increased overall levels of borrowing in the current quarter, partially offset by lower average interest rates incurred and increased production-related interest capitalized in the current quarter.
Total indebtedness for borrowed money increased 63% to $74,313,000 at March
31, 1998 from $45,680,000 at March 31, 1997.

	The Company's effective income tax rate was (1%) for the second quarter ended March 31, 1998 compared to an effective income tax rate of 28% for the quarter ended March 31, 1997. Income tax expense in second quarter of fiscal 1998 consisted of estimated state income and federal alternative minimum taxes. As of September 30, 1997 the Company had a $39,309,000 federal income tax net operating loss carryforward.

 The Company reported a net loss of ($679,000) ($0.07 per share) for the second quarter ended March 31, 1998 as compared to net earnings of $28,000 ($0.00 per share) for the second quarter ended March 31, 1997. Weighted number of common shares for the compared second quarters were 9,192,000 in 1998 and 8,817,000 in 1997.

	Comparison of Six Months Ended March 31, 1998 and 1997

	The Company's operating revenues for the six months ended March 31, 1998 were
$44,446,000, an increase of $16,192,000 (57%) from $28,254,000 from the prior fiscal year's six month period. This increase was due primarily to the timing of delivery and/or availability of films and television programs and to the inclusion in 1998 of the revenues of certain films previously marketed by
Conquistador and the revenues of newly-acquired 800-U.S. Search.

	The Company recognized $13,900,000 (31%) of revenues during the six months ended March 31, 1998 from the delivery and/or availability of 12 feature films, including Minion starring Dolph Lundgren, , Noose directed by Ted
Demme, Possums starring Mac Davis, Legion starring Parker Stevenson, and
Denial starring Jason Alexander and directed by Adam Rifkin. In addition, the Company recognized $17,600,000 (40%) of revenues during the six months ended
March 31, 1998, including revenues from the delivery and/or availability of the remaining episodes of the first-run syndication series Hammer and Mowgli:
The New Adventures of The Jungle Boy, and the net earnings from the delivery by a joint venture of the remaining episodes of the ABC network series
Cracker. Revenues of $3,300,000 (8%) came from deliveries in the Company's family division of direct-to-video product. In addition, the Company recognized $3,800,000 (8%) of revenues this quarter from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. The majority of remaining revenues (13%) came from the sales of contemporary Christian music on behalf of a joint venture and search services by the newly-acquired 800-U.S. Search business.

	Operating revenues for the six months ended March 31, 1997 included $6,862,000 (24%) of revenues from the delivery and/or availability of 14 feature films. In addition, the Company recognized $ 11,861,000 (42%) of revenues during the six months ended March 31, 1997, including revenues from the delivery and/or availability of the ABC network series Gun and the one-hour first-run syndication series Could It Be A Miracle. Revenues of $4,208,000 (15%) came from the Company's family division of direct-to-video product. In addition, the Company recognized $2,249,000 (8%) of revenues from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City. Remaining revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

	Costs relating to operating revenues were $38,850,000 during the six months ended March 31, 1998 as compared to $23,699,000 during the six months ended
March 31, 1997.  As a percentage of operating revenues, costs relating to operating revenues were 87% for the six months ended March 31, 1998 compared to approximately 84% for the six months ended March 31, 1997.  The increased percentage in the most recent period principally reflects a weighting of the product mix, which includes episodic television titles that are projected to be less profitable than titles included in the comparable earlier period.

	Selling, general and administrative expenses increased to $3,368,000 during the six months ended March 31, 1998 from $2,293,000 during the six months ended March 31, 1997.  The 47% increase in such expenses is principally due to inclusion of advertising and other expenses of 800 U.S. Search which was acquired in the current year.

	Interest expense during the six months ended March 31, 1998 was $2,754,000 as compared to $2,096,000 for the six months ended March 31, 1997.  The 31%
increase was principally attributable to the increased overall levels of borrowing in the current quarter, partially offset by lower average interest rates incurred and increased production-related interest capitalized in the current period.  Total indebtedness for borrowed money increased 63% to
$74,313,000 at March 31, 1998 from $45,680,000 at March 31, 1997.

	The Company's estimated effective income tax rate was (2%) for the six months ended March 31, 1998 compared to an estimated effective income tax rate of 8%
for the six months ended March 31, 1997.  Income tax expense for the six months ended March 31, 1998 consisted of estimated state income and federal alternative minimum taxes.  As of September 30, 1997 the Company had a
$39,309,000 federal income tax net operating loss carryforward.

	The Company reported a net loss of ($501,000) ($0.05 per share) for the six months ended March 31, 1998 as compared to net earnings of $188,000 ($0.02 per share) for the six months ended March 31, 1997.  Weighted number of common shares for the compared six-month periods 9,129,000 in 1998 and 8,812,000 in
1997.

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

	At March 31, 1998, cash and cash equivalents decreased to $7,948,000 (including $1,538,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and $20,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $16,791,000 (including $1,609,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and for certain production loans and $105,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1997. Unrestricted and unreserved cash and cash equivalents decreased $8,687,000 since September 30, 1997.

	The Company experienced net negative cash flows from operating activities of
($6,694,000) during the six months ended March 31, 1998, resulting primarily from a $15,068,000 (54%) increase in accounts receivable which was due to the previously noted 57% increase in revenues for the six months ended March 31,
1998 (107% for the three months then ended).  The Company advanced $680,000 to 800-U.S. Search and invested $485,000 in its unconsolidated joint ventures during the six months ended March 31, 1998.  In addition, the Company experienced net positive cash flows from financing activities of $210,000 during the period as a result of new borrowings slightly in excess of repayments of notes payable.  As a result primarily of the foregoing factors, net unrestricted cash decreased during the six month period by $8,687,000 to
$6,390,000 on March 31, 1998 before taking into consideration amounts available under the Company's line of credit as of such dates.  See "Credit
Facility" below.  As the Company expands production and distribution activities and increases its debt service burdens, it may experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

	Credit Facility

	In June 1996, the Company obtained a $40,000,000 syndicated revolving line of credit from a group of banks led by The Chase Manhattan Bank N.A. ("Chase").
In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000 and to extend its maturity to June 2000.  Such agreement provides for borrowing by the Company of up to $60,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film
costs (as adjusted).  In addition, the Company may
from time to time allocate a production tranche in its line of credit for the Company's productions.  Such tranche will allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation.  All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at
LIBOR (5.625% as of May 14, 1998) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is the greater of (a) Chase's Prime Rate (8.50% as of May 14, 1998), (b)
Chase's Base 30-Day CD Rate (5.56% as of May 14, 1998) plus 1% or (c) the
Federal Funds Effective Rate (5.625% as of May 14, 1998) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable)
or 3% (for that portion of the borrowing base supported by unamortized library film costs or loans made under the production tranche).  The Company is required to pay a commitment fee of 0.5% per annum of the unused portion of the credit line.  The amount outstanding under the credit facility as of March
31, 1998 was $59,664,000 out of a borrowing base availability of $59,665,000, and as of May 14, 1998 it was $56,814,000 out of a borrowing base availability of $59,056,000.

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

Production/Distribution Loans

	The Company's other consolidated short term borrowings, totaling $3,156,000 as of March 31, 1998, consisted of $2,715,000 under a production loan further described below from Banque Paribas (Los Angeles Agency) ("Paribas") to a consolidated production entity and $441,000 of loans from Comerica Bank -
California and Union Bank to the Company's recently-acquired subsidiary,
800-U.S. Search.  The Kushner-Locke Company has provided a $1,500,000 corporate guarantee for a portion of the Paribas loan which is callable in the event that the production company does not repay the loans by the extended maturity date. Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the lender.  To the extent the collateral value securing the loan exceeds the amount outstanding, the
Company may determine in the future to assume such obligations in full under its Chase facility and take title to such assets.

	In September 1996, TVFirst, an unconsolidated company 50%-owned by the Company, obtained a $500,000 secured line of credit from Comerica Bank - California. Advances under the line bear interest at Prime (8.50% at May 14, 1998) plus 2.50% payable monthly. On March 31, 1998, advances totaling $262,000 were outstanding under this credit line.

		In February 1997, a $6,300,000 production loan was obtained from Paribas to cover a portion of the production budget of Basil.  The loan bears interest at
Prime (8.50% as of May 14, 1998) plus 1.5% payable monthly plus certain loan fee amounts.  The maturity date for the loan has been extended to December 15,
1998.  The loan is secured by the rights, title and assets related to the film, which is being delivered to sub-distributors.  In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations.

	In November 1997, an $8,200,000 production loan was obtained from Comerica Bank - California by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at the Prime Rate (8.50% as of May 14, 1998) plus 1% or at LIBOR (5.625% as of May 14, 1998) plus 2%. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on August 31, 1998. The loan is secured by the rights, title and assets related to the film. On March 31, 1998, advances totaling $7,306,000 were outstanding pursuant to this loan.

Securities Offerings

	As of March 31, 1998, $4,750,000 principal amount of 8% Convertible Subordinated Debentures and $4,100,000 principal amount of 9% Convertible Subordinated Debentures were outstanding. In December 1997, $250,000 principal amount of the 8% Debentures were converted into 42,735 shares of Common Stock. As of March 31, 1998, approximately $77,000 principal amount of Series A Debentures (convertible into common stock at an adjusted rate of approximately $7.61 per share) and $3,242,000 of Series B Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) were outstanding.

	In July 1996, the Company closed a secondary public offering of an aggregate of 4,750,000 units (a "Unit"), each Unit consisting of two shares of Common
Stock (now equivalent to 1,583,334 shares in the aggregate giving effect to the 1-for-6 reverse stock split) and one five year Class C Redeemable Common
Stock Purchase Warrant to purchase Common Stock at an adjusted exercise price of $6.8625 per share.  The Company received net proceeds in the amount of
$9,203,125.  In connection with such offering, the Company issued warrants to purchase up to an aggregate of 475,000 Units (prior to the reverse split) at an adjusted rate of $18.00 per Unit to the underwriter thereof and a consultant.

Other

	The Company recently entered into an agreement in principle with a major studio whereby the Company has the right to distribute in international territories up to nine moderate to high-budget motion pictures over a three-year period. The Company has the right to select the motion pictures, if any, to be distributed among titles made available by the major studio. In the event the company selects one or more films under the arrangement, management currently expects to finance its acquisition of the distribution rights via credit facilities not presently in place. There can be no assurance that definitive agreements for this distribution arrangement will be agreed to, that financing will be obtained, or that such activities will ultimately be profitable if undertaken

 In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, who subsequently joined the Company as President of its international film distribution division. The loan bears interest at the lesser of (a) Prime (8.50% at May 14, 1998) plus 2% or (b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films Sleep With Me, Lawnmower Man II and Nostradamus. While the right of August to receive such commissions with respect to the film Lawnmower Man II is subordinate to the interests of the production lenders, The Allied Entertainment Group, PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to the extent they would be payable had there been no production loan on the film. Repayment of principal and interest is by collection of commissions assigned as collateral. As of March 31, 1998 the Company had been repaid $484,000 toward interest and principal and approximately $333,000 principal amount remains outstanding. The loan matured in December 1997, but August and the Company have agreed to a one year extension to December 1998 with August agreeing to make principal reduction payments totaling $205,000 on a scheduled basis prior to maturity. Mr. Cascante left the Company in April 1997 and his employment agreement was then settled.

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

                                 PART II
                            OTHER INFORMATION

Item 1. Legal Proceedings

In January 1998, the Company settled certain disputes with WarnerVision which were the subject matter of a complaint filed against WarnerVision in June 1997, and WarnerVision settled certain disputes with the Company which were the subject matter of a complaint filed against the Company in October 1997. The settlement clarified the Company's and WarnerVision's rights regarding the exploitation of certain films, and WarnerVision reduced the Company's contractual payment obligation to WarnerVision, which had been accrued but not paid due to the disputes. Pursuant to the settlement, the Company paid $1,003,000 to WarnerVision in February 1998.

Item 4. Submission of Matters to a Vote of Security Holders

	None.

Item 5. Other Information

	The following table presents the previous five fiscal years ended March 31,
1997 reconciliation of earnings per share calculations restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share
(SFAS 128).

                                    For the Year Ended September 30,
                            ----------------------------------------------
                             1997      1996      1995      1994      1993
                            ------    ------    ------    ------    ------
Basic earnings per share   ($0.49)    $0.11    ($0.75)    ($1.38)   ($0.39)
                            ======    ======    ======    ======    ======

Diluted earnings per share ($0.49)    $0.11    ($0.75)    ($1.38)   ($0.39)
                            ======    ======    ======    ======    ======

	The following table presents the reconciliation of earnings per share calculations restated in accordance with SFAS 128 for each of the years in the three year period ended September 30, 1997.

                                        For the Year Ended September 30,
                                      ------------------------------------
                                          1997         1996         1995
                                      ------------  -----------  ----------
Numerator:
     Net earnings (loss)              ($4,369,000)    $730,000   ($3,975,000)
     Assumed debenture conversions            --           --            --
  Numerator for basic and diluted
    earnings per share - income
    available to common                ----------    ---------    ----------
    stockholders                      ($4,369,000)    $730,000   ($3,975,000)
                                       ==========    =========    ==========
Denominator:
  Denominator for basic earnings
     per share - weighted
     average shares                     8,959,000    6,668,000     5,286,000
  Effect of dilutive securities:
     Employee stock options and
        warrants                              --           --            --
     Convertible debentures                   --           --            --
                                       ----------    ---------    ----------
     Dilutive potential common shares         --           --            --
                                       ----------    ---------    ----------
  Denominator for diluted earnings
       per share - adjusted weighted
       average shares and assumed
       conversions                     8,959,000     6,668,000     5,286,000
                                      ==========     =========    ==========

Item 6. Exhibits and Reports on Form 8-K

	(a)	Exhibits:  Exhibits filed as part of this report are listed on the "Index
     to Exhibits" which follows 	the signature pages hereto.

	(b)	Reports on Form 8-K:  None.

                                  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE KUSHNER-LOCKE COMPANY
                                     (Registrant)


Dated: May 14, 1998                  /S/  DONALD KUSHNER

                                     Donald Kushner
                                     Co-Chairman of the Board,
                                     Co-Chief Executive Officer
                                     and Secretary



Dated: May 14, 1998                  /S/  ROBERT SWAN

                                     Robert Swan
                                     Senior Vice President and
                                     Chief Financial Officer


                            INDEX TO EXHIBITS


None.
