Form 10-Q/A
period 1997-12-31
KUSHNER LOCKE CO
filed 1998-06-12
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-Q/A

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

Total number of pages: 4.                   Exhibit Index begins on page 3.

The undersigned registrant (the "Registrant") hereby amends the following items of its Quarterly Report on Form 10-Q for the three months ended December 31, 1997 (the "Report") as follows:

                                 PART II

The Registrant hereby amends the information set forth under Item 6 of the Report by including therein the Financial Data Schedule as set forth below.


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


Dated: June 11, 1998        /s/  DONALD KUSHNER

                            Donald Kushner
                            Co-Chairman of the Board,
                            Co-Chief Executive Officer
                            and Secretary



Dated: June 11, 1998        /s/  ROBERT SWAN

                            Robert Swan
                            Senior Vice President and
                            Chief Financial Officer






                             INDEX TO EXHIBITS

3.1   Articles of Incorporation - included in the original filing.
27    Financial Data Schedule

