Form 10-Q/A
period 1998-03-31
KUSHNER LOCKE CO
filed 1998-06-12
CIK 842009

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



Total number of pages 4.                       Exhibit Index begins on page 3.

The undersigned registrant (the "Registrant") hereby amends the following items of its Quarterly Report on Form 10-Q for the three months ended March 31, 1998 (the "Report") as follows:

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


27  Financial Data Schedule