Form 10-Q
period 1998-06-30
KUSHNER LOCKE CO
filed 1998-08-14
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For the quarter ended June 30, 1998             Commission File No.  0-17295

                         THE KUSHNER-LOCKE COMPANY
            (Exact name of registrant as specified in its charter)

         California                                  95-4079057
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

       11601 Wilshire Blvd., 21st Floor, Los Angeles, California 90025
            (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (310) 481-2000

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

Yes  X          No

There were 9,208,029 shares of outstanding Common Stock of the Registrant as of August 13, 1998.


Total number of pages: 28.                   Exhibit Index begins on page 21.

                       THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
              Form 10-Q for the Quarter ended June 30, 1998

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


                     Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K.

           (a) Exhibits: None

           (b) Reports on Form 8-K: None

Items 2, 3 and 5.   Not Applicable.

                                   PART I
Item 1.

                         THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets


        Assets
                                                  June 30,   September 30,
                                                    1998          1997
                                                ____________  ___________
                                                 (unaudited)


Cash and cash equivalents                        $  377,000   $15,077,000
Reserved cash                                        81,000       105,000
Restricted cash                                   1,965,000     1,609,000
Accounts receivable, net of allowance
   for doubtful accounts                         46,586,000    27,696,000
Due from affiliates                                 998,000     1,011,000
Film and television property costs, net
   of accumulated amortization                   58,758,000    68,507,000
Investments in unconsolidated subsidiaries,
   at equity                                      5,662,000     5,326,000
Other assets                                      6,369,000     5,037,000
                                                -----------   -----------
                                               $120,796,000  $124,368,000
                                                ===========   ===========
        Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities         $4,352,000    $2,935,000
Notes payable                                    68,285,000    62,647,000
Deferred film license fees                        4,074,000     3,362,000
Contractual obligations, principally
   participants' share payable and talent
   residuals                                      3,238,000     6,155,000
Production advances                                 662,000     6,502,000
Convertible subordinated debentures, net
   of deferred issuance costs                    11,472,000    11,631,000
                                                 ----------    ----------
      Total liabilities                          92,083,000    93,232,000
                                                 ----------    ----------
Stockholders' equity:

   Common stock, no par value.  Authorized
     50,000,000 shares, issued and outstanding
     9,208,029 shares at June 30, 1998 and
     9,090,080 shares at September 30, 1997      39,226,000    38,905,000
   Accumulated deficit                          (10,513,000)   (7,769,000)
                                                 ----------    ----------
      Net stockholders' equity                   28,713,000    31,136,000
                                                -----------   -----------
                                               $120,796,000  $124,368,000
                                                ===========   ===========

   See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                 (unaudited)

                                Three Months Ended       Nine Months Ended
                                     June 30,                 June 30,
                               -----------------         -----------------
                               1998         1997         1998         1997
                              ------       ------       ------       ------

Operating revenues         $15,323,000  $13,413,000  $59,769,000  $41,667,000
Costs related to operating
   revenues                (11,799,000) (10,375,000) (50,649,000) (34,074,000)
Selling, general and
   administrative expenses  (4,216,000)  (1,082,000)  (7,584,000)  (3,375,000)
                            ----------   ----------   ----------   ----------
   Earnings (loss) from
     operations               (692,000)   1,956,000    1,536,000    4,218,000

Interest income                 27,000       11,000       64,000       50,000
Interest expense            (1,572,000)  (1,059,000)  (4,326,000)  (3,155,000)
                            ----------   ----------   ----------   ----------
   Earnings (loss) before
     income taxes           (2,237,000)     908,000   (2,726,000)   1,113,000

Provision for income taxes      (6,000)      (6,000)     (18,000)     (23,000)
                            ----------   ----------   ----------   ----------
   Net earnings (loss)     $(2,243,000)    $902,000  $(2,744,000)  $1,090,000
                            ==========   ==========   ==========   ==========
Earnings (loss) available
   for common stockholders $(2,243,000)    $902,000  $(2,744,000)  $1,090,000
                            ==========   ==========   ==========   ==========
Earnings (loss) per share:
   basic and diluted            ($0.24)       $0.10       ($0.30)       $0.12
                                 =====        =====        =====        =====
Average number of shares
   of common stock
   outstanding               9,204,000    9,061,000    9,170,000    8,894,000
                             =========    =========    =========    =========

    See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (unaudited)

                                                        Nine Months Ended
                                                              June 30,
                                                        ------------------
                                                        1998          1997
                                                       ------        ------

Cash flows from operating activities:
   Net earnings (loss)                              $(2,744,000)   $1,090,000
   Adjustments to reconcile net earnings to
    net cash used by operating activities:
      Amortization of film costs                     29,885,000    33,567,000
      Depreciation and amortization                     195,000       141,000
      Amortization of debt issuance costs               760,000       737,000
    Changes in assets and liabilities:
      Reserved and restricted cash                     (332,000)   (1,442,000)
      Accounts receivable, net                      (18,890,000)   (8,327,000)
      Due from affiliates                                13,000       273,000
      Increase in film and television property
        costs                                       (20,136,000)  (41,499,000)
      Accounts payable and accrued liabilities        1,417,000      (879,000)
      Deferred film license fees                        712,000     3,996,000
      Contractual obligations                        (2,917,000)   (1,018,000)
      Production advances                            (5,840,000)    4,258,000
                                                     ----------    ----------
  Net cash used by operating activities             (17,877,000)   (9,103,000)
                                                     ----------    ----------
Cash flows from investing activities:
   (Increase) decrease in investments in
     unconsolidated entities                           (336,000)      126,000
    (Increase) decrease in other assets                (668,000)      706,000
                                                     ----------    ----------
  Net cash provided (used) by investing activities   (1,004,000)      832,000
                                                     ----------    ----------
Cash flows from financing activities:
    Borrowings under notes payable                   33,095,000    27,296,000
    Repayment of notes payable                      (27,457,000)  (19,582,000)
    Other                                            (1,457,000)       15,000
                                                     ----------    ----------
  Net cash provided by financing activities           4,181,000     7,729,000
                                                     ----------    ----------
  Net decrease in cash and cash equivalents         (14,700,000)     (542,000)

Cash and cash equivalents at beginning of period     15,077,000     7,091,000
                                                     ----------    ----------
Cash and cash equivalents at end of period             $377,000    $6,549,000
                                                     ==========    ==========

Supplemental disclosure of non-cash investing and financing activities:

 (1)During the nine months ended June 30, 1998, $300,000 of convertible subordinated debentures were converted into 51,282 shares of common stock and the Company acquired control of 800-U.S. Search for no cash consideration.

 (2)During the nine months ended June 30, 1997, $667,000 of convertible subordinated debentures were converted into 84,562 shares of common stock.


   See accompanying notes to condensed consolidated financial statements.

                        THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
        Condensed Consolidated Statement of Stockholders' Equity
                       Nine Months ended June 30, 1998
                               (unaudited)

                                Number of   Common    Accumulated
                                 shares      Stock      deficit     Total
                                --------    -------    ---------   -------

Balance at September 30, 1997  9,090,080 $38,905,000  $(7,769,000) $31,136,000

Conversions of convertible
   debentures                     51,282     284,000           --      284,000
Other                             66,667      37,000           --       37,000
Net loss                              --          --   (2,744,000)  (2,744,000)
                               ---------  ----------  ----------   ----------
Balance at June 30, 1998       9,208,029 $39,226,000 $(10,513,000) $28,713,000
                               =========  ==========   ==========   ==========

   See accompanying notes to condensed consolidated financial statements.

                        THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                               (unaudited)

(1)  Summary of Significant Accounting Policies

The Company

The Kushner-Locke Company (the "Company") is principally engaged in the development, production, acquisition and distribution of feature films, direct-to-video films, television series, movies-for-television, mini-series and animated programming. In addition, the Company markets its search and Christian music products via the Internet, direct marketing and telemarketing.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include consolidated accounts of The Kushner-Locke Company, its subsidiaries and certain entities which the Company controls, including 800-U.S. Search. Entities in which the Company holds a 20% to 50% interest and exercises significant influence are accounted for under the equity method. All material intercompany balances and transactions have been eliminated.

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

The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations for the three and nine month periods ended March 31, 1998 and 1997, and its cash flows for the nine month periods ended June 30, 1998 and 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted and Reserved Cash

As of June 30, 1998, the Company held $1,965,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions. Certain other cash advances were being held in escrow accounts as collateral by financial institutions providing production loans to those producers. In addition, as of June 30, 1998, the Company held $81,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

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

                                   Three Months Ended      Nine Months Ended
                                        June 30,                June 30,
                                       ----------              ----------
                                    1998         1997       1998        1997
                                 ------         ------     ------      ------
Numerator for basic earnings
 per share - income available
 to common stockholders         $(2,243,000)  $902,000 $(2,744,000) $1,090,000
 Effect of dilutive
   securities: interest on
   convertible debt                     --         --          --          --
 Numerator for diluted           ---------    --------  ----------   ---------
   earnings per share - income
   available to common
   stockholders - assumed
   conversions                  $(2,243,000)  $902,000 $(2,744,000) $1,090,000
                                 ==========    =======  ==========   =========
Denominator for basic earnings
 per share - weighted
 average shares                  9,204,000   9,061,000   9,170,000   8,864,000
 Effect of dilutive securities:
   Employee stock options and
     warrants                           --          --          --          --
   Convertible debentures               --          --          --          --
                                 ---------   ---------   ---------   ---------
 Dilutive potential common
   shares                               --          --          --          --
                                 ---------   ---------   ---------   ---------
 Denominator for diluted
   earnings per share -
   adjusted weighted average
   shares - assumed conversions  9,204,000   9,061,000   9,170,000   8,864,000
                                 =========   =========   =========   =========
 Basic earnings (loss) per
   share                            $(0.24)      $0.10      $(0.30)      $0.12
                                     =====        ====       =====        ====
 Diluted earnings (loss) per
   share                            $(0.24)      $0.10      $(0.30)      $0.12
                                     =====        ====       =====        ====

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Continued)


A total of 1,105 000 and 712,000 options and 1,651,000 and 1,584,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three and nine month periods ended June 30, 1998 and 1997, respectively, as their exercise prices were greater than the average market price for the respective periods. Shares issuable upon conversion of the Company's convertible subordinated debentures have not been included in the calculation of diluted earnings per share for the three and nine months ended June 30, 1998 or 1997 as the impact of including such securities would be antidilutive.

(2)  Film and Television Property Costs

Film and television property costs consist of the following:

                                                   June 30,      September 30,
                                                     1998            1997
                                                    ------          ------
                                                  (unaudited)

In process or development                         $14,980,000    $10,497,000
Released, net of accumulated amortization          43,778,000     58,010,000
                                                   ----------     ----------
                                                  $58,758,000    $68,507,000
                                                   ==========     ==========

(3)  Notes Payable

Notes payable are comprised of the following:

                                                     June 30,    September 30,
                                                       1998          1997
                                                      ------        ------
                                                   (unaudited)

Note payable to bank, under the revolving credit
facility secured by substantially all Company
assets, interest at varying rates, outstanding
principal balance due June 25, 2000                 $59,048,000   $56,803,000

Notes payable to banks consisting of production
loans secured by certain film rights held by the
producers, and commercial loans secured primarily
by receivables of a subsidiary, at varying
interest rates for each loan                          9,237,000     5,844,000
                                                     ----------    ----------
                                                    $68,285,000   $62,647,000
                                                     ==========    ==========

                           THE KUSHNER-LOCKE COMPANY
                               AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

(4)  Convertible Subordinated Debentures

Convertible subordinated debentures are comprised of the following:

                                                       June 30,  September 30,
                                                         1998        1997
                                                        ------      ------
                                                      (unaudited)


Series A Convertible Subordinated Debentures due
 December 15, 2000, bearing interest at 10%, net of
 unamortized issuance costs and warrants of $5,000
 and $6,000, respectively                                $72,000      $71,000

Series B Convertible Subordinated Debentures due
 December 15, 2000, bearing interest at 133/4%, net
 of unamortized issuance costs of $161,000 and
 $212,000, respectively                                3,045,000    3,029,000

8% Convertible Subordinated Debentures due December
 15, 2000, net of unamortized issuance costs of
 $209,000 and $290,000, respectively                   4,491,000    4,710,000

9% Convertible Subordinated Debentures due July 1,
 2002, net of unamortized issuance costs of $236,000
 and $279,000, respectively                            3,864,000    3,821,000
                                                      ----------   ----------
                                                     $11,472,000  $11,631,000
                                                      ==========   ==========

Series A Debentures

As of June 30, 1998 the Company had outstanding $77,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering. For the nine months ended June 30, 1998, $1,000 of issuance costs were amortized to interest expense.

Series B Debentures

As of June 30, 1998 the Company had outstanding $3,206,000 principal amount of Series B Debentures due 2000. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering. For the nine months ended June 30, 1998, $51,000 of issuance costs were amortized as interest expense. During the nine months ended June 30, 1998, $36,000 of Series B debentures were redeemed.

8% Debentures

As of June 30, 1998, the Company had outstanding $4,700,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering. For the nine months ended June 30, 1998, $64,000 of issuance costs were amortized as interest expense. During the nine months ended June 30, 1998, $300,000 of 8% debentures were converted into 51,282 shares of common stock.

9% Debentures

As of June 30, 1998, the Company had outstanding $4,100,000 principal amount of 9% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering. For the nine months ended June 30, 1998, $44,000 of issuance costs were amortized as interest expense.

                          THE KUSHNER-LOCKE COMPANY
                               AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Continued)

(5)  Income Taxes

Income taxes for the nine month periods ended June 30, 1998 and 1997 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that most taxable income for the fiscal year will be offset by a deferred tax asset, which will result in an effective federal tax rate of approximately 1%. As of September 30, 1997 the Company had a $37,244,000 federal income tax net operating loss carryforward.

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

In its normal course of business as an entertainment distributor, the Company makes contractual down payments for the acquisition of distribution rights upon signature of documentation. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film or video materials and proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of June 30, 1998 the Company had agreed to pay approximately $6,172,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.

                                       PART I
Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights of films released in the U.S. by studios, pay cable, basic cable, and videocassette companies; and from the development, production and distribution of television programming for the major U.S. television networks, basic and pay cable television and first-run syndication; as well as from the licensing of all rights to the films and television programs in international territories. While the Company generally finances all or a substantial portion of the budgeted production costs of its programming through domestic and international licensing and other arrangements, the Company typically retains rights in its programming which may be exploited in future periods or in additional territories. In 1993, the Company established a feature film operation to produce and distribute low and medium budget films for theatrical and/or home video or cable release. The Company also produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S. In fiscal 1998 the Company obtained 80% ownership and control of 800-U.S. Search, a company that provides people search and other customized individual reference services over the Internet and through direct marketing.

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

The Company generally capitalizes all costs incurred to produce film and television product. Such costs include the actual direct costs of production, certain exploitation costs, production overhead and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as prints and prerelease and early release advertising that is expected to benefit the film or television product in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual film or television product basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular item of product, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result.

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

The Company has recognized all assets, including intangible assets, liabilities and adjusted results of operations of 800-U.S. Search in its consolidated financial statements since obtaining control of 800-U.S. Search earlier this fiscal year. No minority interest in 800-U.S. Search's earnings will be recognized in the Company's consolidated financial statements until the Company recognizes 800-U.S. Search accumulated net earnings for the period since acquisition and the Company has recouped the minority shareholder's portion of 800-U.S Search net losses previously consolidated.

The information contained herein should be read in conjunction with the more comprehensive material included in the Company's September 30, 1997 annual report on Form 10-K, as amended, which describes in greater detail the Company's historical and current activities and performance.

Forward Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustments of the film costs, dependence on key personnel, production deficits, the risk involved in the television, theatrical film and public record search industries, acquiring or developing ancillary businesses, competition, government regulation, labor relations, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-40391), as filed with the Securities and Exchange Commission on January 8, 1998, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.


Results of Operations

Comparison of Three Months Ended June 30, 1998 and 1997

The Company's operating revenues for the third quarter ended June 30, 1998 were $15,332,000, an increase of $1,910,000 (14%) as compared to $13,413,000 in the prior fiscal year's third quarter ended June 30, 1997. This increase was due primarily to the timing of delivery and/or availability of films and to the inclusion in 1998 of the revenues of certain films previously marketed by Conquistador Entertainment, an independent film distributor controlled by the Company's senior marketing executive, and revenues of newly-acquired 800-U.S. Search.

The Company recognized $8,800,000 (57%) of revenues during the third quarter of fiscal 1998 from the delivery and/or availability of four feature films, including Girl starring Dominique Swain, One Man's Hero starring Tom
Berenger, and Taxman starring Joe Pantoliano. Revenues of $700,000 (5%) came from deliveries in the Company's family division of direct-to-video product. In addition, the Company recognized $2,000,000 (13%) of revenues this quarter from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. Of the remaining 25% of revenues, approximately $2,700,000 (17%) came from the Company's recently acquired subsidiary, 800-U.S. Search, which experienced a 78% increase in revenues from those recognized in the previous quarter.

Operating revenues for the third quarter of fiscal 1997 included $8,200,000 (61%) from the delivery of four episodes of the ABC network series Gun, the delivery of the pilot episode of Cracker to ABC, and deliveries of additional episodes of the one-hour first-run syndication series Could It Be A Miracle. Revenues of $2,100,000 (15%) came from deliveries in the Company's family division of direct-to-video product, principally including net profits from one of the Company's joint ventures which delivered two animated feature films to Buena Vista Home Video, a division of the Walt Disney Company, entitled Brave Little Toaster Goes to Mars and Brave Little Toaster Goes to School. In addition, the Company recognized $1,100,000 (8%) of revenues that quarter from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City. Remaining revenues came from continued exploitation of feature films released earlier that fiscal year and from continued licensing of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

In various stages of production for the Company's fiscal 1998 distribution slate are Beowulf starring Christopher Lambert, Susan's Plan written and directed by John Landis and starring Natassja Kinski, Billy Zane,
Michael Biehn, Rob Schneider, Lara Flynn Boyle and Dan Aykroyd, Black and White starring Gina Gershon, Swing starring Lisa Stansfield and Hugo Speer and Killer App produced by Robert Altman. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc.

Costs relating to operating revenues for the third quarter of fiscal 1998 were $11,799,000, a $1,424,000 (14%) increase as compared to $10,375,000 during the third quarter of fiscal 1997. As a percentage of operating revenues, costs relating to operating revenues were 77% for the third quarter of fiscal 1998 unchanged from the third quarter of fiscal 1997. The percentage reflects a weighting of the product mix which principally includes film titles produced by others which were previously marketed by Conquistador Entertainment that are projected to be less profitable than titles included in the comparable fiscal year 1997 quarter, and lower costs in relation to revenues recognized by 800-U.S. Search.

Selling, general and administrative expenses for the third quarter of fiscal 1998 were $4,216,000, a $3,134,000 (290%) increase from $1,082,000 in the third quarter of fiscal 1997. The increase in such expenses is principally due to a $675,000 addition to the Company's allowance for doubtful receivables in the current quarter in comparison to last year's quarter, and to the inclusion in the current year of $2,276,000 of advertising and other expenses of 800-U.S. Search, which was acquired in the current fiscal year. Such 800-U.S. Search expenses may increase in the future.

Interest expense for the third quarter ended March 31, 1998 was $1,572,000, a $513,000 (48%) increase as compared to $1,059,000 for the third quarter ended March 31, 1997. The increase was attributable to increased average levels of borrowing in the current quarter. Total indebtedness for borrowed money increased 41% to $79,757,000 at June 30, 1998 from $56,752,000 at
June 30, 1997.

The Company's effective income tax rate was less than (1%) for the third quarter ended June 30, 1998 compared to an effective income tax rate of 1% for the quarter ended June 30, 1997. Income tax expense in third quarter of fiscal 1998 consisted of estimated state income and federal alternative minimum taxes. As of September 30, 1997 the Company had a $37,244,000 federal income tax net operating loss carryforward.

The Company reported a net loss of ($2,243,000) ($0.24 per share) for the third quarter ended June 30, 1998 as compared to net earnings of $902,000 ($0.10 per share) for the third quarter ended June 30, 1997. Weighted number of common shares for the compared third quarters were 9,204,000 in 1998 and 9,061,000 in 1997. Included in the quarter ended June 30, 1998 was a $720,000 net loss at 800-U.S. Search, which resulted from increases in its advertising and salary expenses.


Comparison of Nine Months Ended June 30, 1998 and 1997

The Company's operating revenues for the nine months ended June 30, 1998 were $59,769,000, an increase of $18,102,000 (43%) from $41,667,000 from the prior fiscal year's nine month period. This increase was due primarily to the timing of delivery and/or availability of films and television programs and to the inclusion in 1998 of the revenues of certain films previously marketed by Conquistador and the revenues of newly acquired 800-U.S.
Search.

The Company recognized $22,450,000 (38%) of revenues during the nine months ended June 30, 1998 from the delivery and/or availability of 16 feature films, including Girl starring Dominique Swain, One Man's Hero starring
Tom Berenger, Taxman starring Joe Pantoliano, Swing starring Lisa Stansfield and Hugo Speer, Minion starring Dolph Lundgren, Noose directed by Ted Demme, Possums starring Mac Davis, Legion starring Parker Stevenson, and Denial starring Jason Alexander and directed by Adam Rifkin. In addition, the Company recognized $17,600,000(29%)of revenues during the nine months ended June 30, 1998, including revenues from the delivery and/or availability of the remaining episodes of the first-run syndication series Hammer and Mowgli: The New Adventures of The Jungle Boy, and the net earnings from the delivery by a joint venture of the remaining episodes of the ABC network series Cracker. Revenues of $4,400,000 (7%) came from deliveries in the Company's family division of direct-to-video product. In addition, the Company recognized $5,800,000 (10%) of revenues from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. Remaining revenues of approximately $9,600,000 (16%) came principally from the sales of contemporary Christian music on behalf of a joint venture and search services provided by the recently acquired 800-U.S. Search business.

Operating revenues for the nine months ended June 30, 1997 included
$7,700,000 (19%) from the delivery and/or availability of four feature films. In addition, the Company recognized $20,100,000 (48%) of television revenues during the nine months ended June 30, 1997, including revenues from the delivery and/or availability of the pilot of the ABC network series Cracker, four hours of the ABC network series Gun, movies of the week entitled Jack Reed V: Death and Vengeance to the NBC network and Unlikely Angel to the CBS network, and the one-hour first-run syndication series Could It Be A Miracle. Revenues of $6,300,000 (15%) came from the Company's family division of direct-to-video product, principally from two animated feature films for Buena Vista Home Video, a division of the Walt Disney Company, entitled Brave Little Toaster Goes to Mars and Brave Little Toaster Goes to School. In addition, the Company recognized $3,400,000 (8%) of revenues from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City. Remaining revenues came from continued licensing of completed product from the Company's library to domestic cable channel operators and international sub-distributors.

Costs relating to operating revenues for the nine months ended June 30, 1998 were $50,649,000, a $16,575,000 (49%) increase as compared to $34,074,000 during the nine months ended June 30, 1997. As a percentage of operating revenues, costs relating to operating revenues were 85% for the nine months ended June 30, 1998 compared to 82% for the nine months ended June 30, 1997. The increased percentage in the most recent period principally reflects a weighting of the product mix, which includes film titles produced by others which were previously marketed by Conquistador Entertainment that are projected to be less profitable than titles included in the comparable earlier period.

Selling, general and administrative expenses for the nine months ended June 30, 1998 were $7,584,000, a $4,209,000 (125%) increase as compared to
$3,375,000 during the nine months ended June 30, 1997. The increase in such expenses is principally due to inclusion of $3,371,000 of advertising and other expenses of 800 U.S. Search, which was acquired in the current year.

Interest expense for the nine months ended June 30, 1998 was $4,326,000, a $1,171,000 (37%) increase as compared to $3,155,000 for the nine months ended June 30, 1997. The increase was principally attributable to the increased average levels of borrowing in the current quarter, partially offset by increased production-related interest capitalized in the current period.
Total indebtedness for borrowed money increased 41% to $79,757,000 at June 30, 1998 from $56,752,000 at June 30, 1997.

The Company's estimated effective income tax rate was (1%) for the nine months ended June 30, 1998 compared to an estimated effective income tax rate of 2% for the nine months ended June 30, 1997. Income tax expense for the nine months ended June 30, 1998 consisted of estimated state income and federal alternative minimum taxes. As of September 30, 1997 the Company had a $37,244,000 federal income tax net operating loss carryforward.

The Company reported a net loss of ($2,744,000) ($0.30 per share) for the nine months ended June 30, 1998 as compared to net earnings of $1,090,000 ($0.12 per share) for the nine months ended June 30, 1997. Weighted number of common shares for the compared nine-month periods were 9,170,000 in 1998 and 8,894,000 in 1997.

Liquidity and Capital Resources

The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of third party domestic license payments and international licensing, as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sales of rights in international markets. In addition, the expansion of the Company's international distribution business, the establishment of its feature film division and its Internet and direct marketing subsidiary 800-U.S. Search have significantly increased the Company's working capital requirements and use of related production loans. The amount available under the credit facility as of August 13, 1998 was $2,249,000.

At June 30, 1998, cash and cash equivalents decreased to $2,423,000 (including $1,965,000 of restricted cash being used principally as collateralfor film sale/leaseback transactions and $81,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $16,791,000 (including $1,609,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and for certain production loans and $105,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1997. Unrestricted and unreserved cash and cash equivalents decreased $14,700,000 since September 30, 1997.

The Company experienced net cash flows used by operating activities of ($17,877,000) for the nine months ended June 30, 1998, resulting primarily from a $18,890,000 (68%) increase in accounts receivable which was principally due to the previously noted $18,102,000 (43%) increase in revenues for the nine months ended June 30, 1998 (15% for the three months then ended). In comparison to June 30, 1997, at June 30, 1998 the receivables turnover rate declined somewhat from 6.7 months' revenues to 7 months' revenues. A task force has been established to review and accelerate receivables collections. In addition, cash flows provided by financing activities were $4,181,000 for the period principally as a result of new production borrowings in excess of repayments of notes payable. Net unrestricted cash decreased during the nine-month period by $14,700,000 to $377,000 on June 30, 1998. The Company also has amounts available under its line of credit. See "Credit Facility" below. As the Company expands production and distribution activities and increases its debt service burdens, it may experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.


Credit Facility

In June 1996, the Company obtained a $40,000,000 syndicated revolving line of credit from a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000 and to extend its maturity to June 2000. Such agreement provides for borrowing by the Company of up to $60,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of an appraised value of the Company's library. In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.66% as of August 13, 1998) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable or the appraised library value) or 4% (for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is the greater of (a) Chase's Prime Rate (8.50% as of August 13, 1998), (b) Chase's Base 30-Day CD Rate (5.56% as of August 13, 1998) plus 1% or (c) the Federal Funds Effective Rate (5.58% as of August 13, 1998)plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable or the appraised library value) or 3% (for loans made under the production tranche). The Company is required to pay a commitment fee of 0.5% per annum of the unused portion of the credit line. The amount outstanding under the credit facility as of June 30, 1998 was $59,048,000 out of a borrowing base availability of $60,000,000, and as of August 13, 1998 it was $57,640,000 out of a borrowing base availability of $59,889,000. The Company is discussing with Chase an increase in the line of credit to more than $100,000,000.
Should the Company not increase its line of credit, it will continue to seek individual film and television project financing.

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

Production/Distribution Loans

The Company's other consolidated short term borrowings, totaling $9,237,000 as of June 30, 1998, consisted of $2,683,000 under a production loan further described below from Banque Paribas (Los Angeles Agency) ("Paribas") to a consolidated production entity, $4,220,000 of loans from Comerica Bank
- California, $2,086,000 under a production loan from a Canadian financial institution, and $248,000 due to a current minority shareholder of 800-U.S. Search and to a former shareholder of 800-U.S. Search. The Kushner-Locke Company has provided a $1,500,000 corporate guarantee for a portion of the Paribas loan which is callable in the event that the production company does not repay the loans by the extended maturity date. Deposits on the purchase price paid by the distributing licensees are held as restricted cash collateral by the lender. To the extent the collateral value securing the loan exceeds the amount outstanding, the Company may determine in the future to assume such obligations in full under its Chase facility and take title to such assets.

In September 1996, TVFirst, an unconsolidated company 50%-owned by the Company, obtained a $500,000 secured line of credit from Comerica Bank - California. Advances under the line bear interest at Prime (8.50% at August 13, 1998) plus 2.50% payable monthly. The Company provided a corporate guaranty in the amount of $500,000 in connection with this loan. On June 30, 1998, advances totaling $140,000 were outstanding under this credit line.

In February 1997, a $6,300,000 production loan was obtained from Paribas to cover a portion of the production budget of Basil. The loan bears interest at Prime (8.50% as of August 13, 1998) plus 1.5% payable monthly plus certain loan fee amounts. The maturity date for the loan has been extended to December 15, 1998. The loan is secured by the rights, title and assets related to the film, which is being delivered to sub-distributors. In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations. At June 30, 1998, $2,683,000 was outstanding under this loan.

In November 1997, an $8,200,000 production loan was obtained from Comerica Bank - California by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at the Prime Rate (8.50% as of August 13, 1998) plus 1% or at LIBOR (5.% as of August 13, 1998) plus 2%. The loan is secured by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $500,000 in connection with this loan. The bank has agreed to extend the loan maturity date from August 31, 1998 to January 31, 1999 as a consequence of production delays in the completion and delivery of the picture. On June 30, 1998, advances totaling $7,648,000 were outstanding pursuant to this loan.

In March 1998, 800-U.S. Search obtained a secured line of credit from Comerica Bank - California. Advances under the line bear interest at the Prime Rate (8.50% August 13, 1998) plus 2.50% payable monthly. On June 30, 1998, advances totaling $295,000 were outstanding under this credit line. As of August 7, 1998 the bank and the Company agreed that the loan would be capped at the $344,000 amount outstanding as of that date. Through June 30, 1998 the Company had loaned 800-U.S. Search $680,000.

In May 1998, a Canadian dollar 5,100,000 production loan was obtained from a Canadian financial institution, by a consolidated subsidiary to cover a portion of the production budgets of six direct-to-video feature films. The loan bears interest at the Canadian Prime Rate (6.50% as of August 13, 1998) plus 2%. The loan is secured by the rights, title and assets related to the films. As the films' distributor, the Company agreed to deliver a minimum of $3,300,000 of exploitation agreements to the financial institution in connection with this loan. On June 30, 1998, advances totaling $2,086,000 were outstanding under this loan. The loan matures in April 1999.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica Bank - California to cover the production budget of Susan's Plan. The loan bears interest at the Prime Rate (8.50% as of August 13, 1998) plus 1% or at LIBOR (5.% as of August 13, 1998) plus 2% . The loan is secured by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. On June 30, 1998, advances totaling $3,925,000 were outstanding under this loan. The loan matures in March 1999.

Securities Offerings

As of June 30, 1998, $4,700,000 principal amount of 8% Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of $5.85 per share) and $4,100,000 principal amount of 9% Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of $9.48 per share) were outstanding. During fiscal 1998, $300,000 principal amount of the 8% Debentures were converted into 51,282 shares of Common Stock. As of June 30, 1998, $77,000 principal amount of Series A Debentures (convertible into common stock at an adjusted rate of approximately $7.61 per share) and $3,206,000 of Series B Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) were outstanding.

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


Summary

Management believes that existing resources and cash generated from operating activities, together with amounts expected to be available under the syndicated revolving credit agreement with Chase and from production loans will be sufficient to meet the Company's working capital requirements for at least the next twelve months, except as indicated above pertaining to potential financing requirements relating to the agreement in principle with a major studio. The Company from time to time will seek additional financing through the issuance of new debt or sale of new equity securities, additional bank financings, or other means available to the Company to increase its working capital. In addition to expanding production and its distribution business, whether internally or by acquisition, the Company also considers acquisition possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

The Company's business and operations have not been materially affected by inflation.

Year 2000 ("Y2K") Issues

The Company utilizes third party provider computer programs to process certain information in order to maintain efficient business operations. No Company-created programming is utilized. Management is aware of the Year 2000 programming and hardware issue and has been evaluating the adequacy of the third party providers' proposed or implemented solutions over the past year. At present, no assurance can be given that those solutions will resolve the issue, and therefore no assurance can be given that the Company will avoid significant deterioration of operating efficiency or programming costs.


                                 PART II
                            OTHER INFORMATION

Item 1.  Legal Proceedings

In January 1998, the Company settled certain disputes with WarnerVision which were the subject matter of a complaint filed against WarnerVision in June 1997, and WarnerVision settled certain disputes with the Company which were the subject matter of a complaint filed against the Company in October 1997. The settlement clarified the Company's and WarnerVision's rights regarding the exploitation of certain films, and WarnerVision reduced the Company's contractual payment obligation to WarnerVision, which had been accrued but not paid due to the disputes. Pursuant to the settlement, the Company paid $543,000 to WarnerVision in May 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 18, 1998 the shareholders of the Company voted in the annual meeting to elect five directors, and re-appoint KPMG Peat Marwick LLP as independent accountants. The results of the voting were as follows:


Election of directors:
                                       FOR       AGAINST    ABSTAIN

            Peter Locke             7,284,348    286,452    25,897
            Donald Kushner          7,284,783    286,460    25,454
            Irwin Friedman          7,266,017    270,616    60,064
            Stuart Hersch           7,265,044    273,069    58,584
            John Lannan             7,280,100    255,813    60,784


Approval of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ended September 30, 1998:

                                       FOR       AGAINST    ABTAIN
                                    7,499,467    43,072     50,124

The company is unaware of any withheld votes or broker on-votes.

Item 5. Other Information

The following table presents the previous five fiscal years ended September 30, 1997 reconciliation of earnings per share calculations restated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. (SFAS 128)

                                 For the Year Ended September 30,
                                ----------------------------------
                              1997     1996     1995     1994    1993
                             ------   ------   ------   ------  ------

Basic earnings per share    ($0.49)   $0.11   ($0.75)  ($1.38)  ($0.39)
                             =====    =====    =====    =====    =====
Diluted earnings per share  ($0.49)   $0.11   ($0.75)  ($1.38)  ($0.39)
                             =====    =====    =====    =====    =====

The following table presents the reconciliation of earnings per share calculations restated in accordance with SFAS 128 for each of the years in the three-year period ended September 30, 1997.

                                             For the Year Ended September 30,
                                            ---------------------------------
                                             1997         1996        1995
                                            ------       ------      ------
Numerator:
   Net income (loss)                     ($4,369,000)   $730,000  ($3,975,000)
     Assumed debenture conversions                --          --           --
     Numerator for basic and diluted      ----------    --------   ----------
       earnings per share - income
       available to common stockholders  ($4,369,000)   $730,000  ($3,975,000)
                                          ==========    ========   ==========
Denominator:
   Denominator for basic earnings per
     share - weighted average shares       8,959,000   6,668,000    5,286,000
     Effect of dilutive securities:        ---------   ---------    ---------
       Employee stock options and
         warrants                                 --          --           --
       Convertible debentures                     --          --           --
                                           ---------   ---------    ---------
   Dilutive potential common shares               --          --           --
                                           ---------   ---------    ---------
   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions        8,959,000   6,668,000    5,286,000
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


                             THE KUSHNER-LOCKE COMPANY
                             (Registrant)


Dated: August 14, 1998        /S/  DONALD KUSHNER

                              Donald Kushner
                              Co-Chairman of the Board,
                              Co-Chief Executive Officer
                              and Secretary


Dated: August 14, 1998        /S/  ROBERT SWAN

                              Robert Swan
                              Senior Vice President and
                              Chief Financial Officer


                             INDEX TO EXHIBITS


10.63 Amendment No. 6 dated as of May 13, 1998 to the Credit, Security, Guaranty and Pledge Agreement dated as of June 19, 1996, as amended, among The Kushner-Locke Company (the "Borrower"), the Guarantors named therein, the Lenders referred to therein and The Chase Manhattan Bank (formerly known as Chemical Bank), as Agent and as Fronting Bank for the Lenders (the "Agent") (as heretofore amended, the "Credit Agreement").

                        AMENDMENT NO. 6 dated as of May 13, 1998 to the Credit,
                        Security, Guaranty and Pledge Agreement dated as of June 19, 1996, as amended, among THE KUSHNER LOCKE
                        COMPANY (the "Borrower"), the Guarantors named therein, the Lenders referred to therein and THE CHASE MANHATTAN
                        BANK (formerly known as Chemical Bank), as Agent and as Fronting Bank for the Lenders (the "Agent")
                        (as heretofore amended, the "Credit Agreement").

                         INTRODUCTORY STATEMENT


     The Lenders have made available to the Borrower a revolving credit facility pursuant to the terms of the Credit Agreement.

     The Borrower has requested certain modifications to the Credit Agreement.

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

     Section 2. Amendments to the Credit Agreement. Subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, the Credit Agreement is hereby amended effective as of January 31, 1998 (the "Effective Date") as follows:

  (A) Article 1 of the Credit Agreement is hereby amended by adding the following definition in the appropriate alphabetical sequence:

     "US-SEARCH" shall mean 800-U.S. SEARCH, a California corporation, the shareholders of which are the Borrower (80%) and Nick Matzorkis (20%).

  (B)  The definition of "Consolidated Interest Expense" appearing in
Article 1 of the Credit Agreement is hereby amended by adding the parenthetical "(other than US- SEARCH)" after the term "Consolidated Subsidiaries".

  (C) The definition of "Consolidated Net Income" appearing in Article 1 of the Credit Agreement is hereby amended by adding the parenthetical "(other than US- SEARCH, except to the extent of the amount of any dividends or other distributions actually paid by US-SEARCH to a Credit Party during such period)" immediately after the term "Consolidated Subsidiaries" but immediately before the words "during such period" appearing in the second and third lines therein.

  (D) The definition of "Stockholders' Equity" appearing in Article 1 of the Credit Agreement is hereby amended by adding the parenthetical "(other than US- SEARCH)" after the word "Subsidiaries" appearing therein.

  (E) Section 6.1 (Limitations on Indebtedness) of the Credit Agreement is hereby amended by adding the following clause (k) at the end thereof:

       "(k) Indebtedness incurred by US-SEARCH for its working capital purposes, in an amount not to exceed $1,000,000 at any one time outstanding"

  (F) Section 6.2 (Limitations on Liens) of the Credit Agreement is hereby amended by adding the following clause (n) at the end thereof:

       "(n)  Liens granted by US-SEARCH to secure Indebtedness permitted by
       Section 6.1(k) hereof, which Liens are non-recourse to any Credit Party."

  (G) Section 6.3 (Limitations on Guarantees) of the Credit Agreement is hereby amended by (i) deleting the amount "$1,000,000" appearing in clause (iv) thereof and replacing it with "$500,000" and (ii) adding the following clauses (v) and (vi) at the end thereof:

       ", (v) the Guarantee by the Borrower for the Indebtedness of US-SEARCH in an amount not to exceed $1,000,000, and (vi) Guarantees by the Borrower or a Guarantor of the obligations of another Guarantor."

  (H) Section 6.14 (Consolidated Capital Base) of the Credit Agreement is hereby amended by deleting the words "the net earnings of the Borrower and its Subsidiaries" appearing in the second line therein, and inserting in lieu thereof the words "Consolidated Net Income".

      Section 3. Conditions to Effectiveness. The effectiveness of this Amendment is subject to the satisfaction in full of each of the conditions precedent set forth in this Section 3:

  (A) the Agent shall have received counterparts of this Amendment which, when taken together, bear the signatures of the Borrower, each Guarantor, the Agent and such of the Lenders as are required by the Credit Agreement;

  (B) US-SEARCH shall have become a Credit Party under the Credit Agreement and executed and delivered such instruments as may be appropriate in the reasonable judgment of the Agent to provide the Agent (for the benefit of the Lenders) a perfected Lien in the assets of US-SEARCH, including without limitations, an Instrument of Assumption and Joinder, UCC-1 financing statements, supplements to the Trademark Security Agreement and/or Copyright Security Agreement, and stock certificate(s) evidencing the Borrower's interest in US-SEARCH accompanied by undated stock powers executed in blank;

  (C) the Borrower shall have obtained the written consent of all shareholders of US-SEARCH regarding the assumption by US-SEARCH of the obligations and liabilities of a Guarantor under the Credit Agreement and the other
Fundamental Documents and the pledge to the Agent by the Borrower of its ownership interest in US-SEARCH; and

  (D) all legal matters incident to this Amendment shall be satisfactory to Morgan, Lewis & Bockius LLP, counsel for the Agent.

           Section 4. Consent. Each of the Lenders, by its execution hereof, hereby consents, to the extent required pursuant to the Credit Agreement, to the Agent entering into a Subordination Agreement, in form and substance satisfactory to the Agent, whereby the Liens of the Agent and the Lenders under the Credit Agreement and other Fundamental Documents in the assets of US-SEARCH are subordinated to the Liens granted by US-SEARCH to secure Indebtedness permitted by Section 6.1(k) of the Credit Agreement.

            Section 5. Representations and Warranties. Each Credit Party represents and warrants that:

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

           Section 6. Further Assurances. At any time and from time to time, upon the Agent's request and at the sole expense of the Credit Parties, each Credit Party will promptly and duly execute and deliver any and all further instruments and documents and take such further action as the Agent reasonably deems necessary to effect the purposes of this Amendment.

           Section 7. Fundamental Documents. This Amendment is designated a Fundamental Document by the Agent.

           Section 8. Full Force and Effect. Except as expressly amended hereby, the Credit Agreement and the other Fundamental Documents shall continue in full force and effect in accordance with the provisions thereof on the date hereof. As used in the Credit Agreement, the terms "Agreement", "this Agreement", "herein", "hereafter", "hereto", "hereof", and words of similar import, shall, unless the context otherwise requires, mean the Credit Agreement as amended by this Amendment.

           Section 9.  APPLICABLE LAW.  THIS AMENDMENT SHALL BE
GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE
STATE OF NEW YORK.




           Section 10. Counterparts. This Amendment may be executed in two or more counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one instrument.

           Section 11. Expenses. The Borrower agrees to pay all out-of-pocket expenses incurred by the Agent in connection with the preparation, execution and delivery of this Amendment, including, but not limited to, the reasonable fees and disbursements of counsel for the Agent.

           Section 12. Headings. The headings of this Amendment are for the purposes of reference only and shall not affect the construction of or be taken into consideration in interpreting this Amendment

           IN WITNESS WHEREOF, the parties hereby have caused this Amendment to be duly executed as of the date first written above.

                                      BORROWER:

                                      THE KUSHNER-LOCKE COMPANY


                                       By:
                                       Name:
                                       Title:

                                       GUARANTORS:

                                       KL PRODUCTIONS, INC.
                                       KL INTERNATIONAL, INC.
                                       ACME PRODUCTIONS, INC.
                                       KUSHNER-LOCKE PRODUCTIONS, INC.
                                       THE RELATIVES COMPANY
                                       POST AND PRODUCTION SERVICES,INC.
                                       L-K ENTERTAINMENT, INC.
                                       INTERNATIONAL COURTROOM NEWS SERVICE
                                       FAMILY PICTURES, INC.
                                       TROPICAL HEAT, INC.
                                       KL SYNDICATION, INC.
                                       ANDRE PRODUCTIONS, INC.
                                       TKLC NO. 2, INC.
                                       TWILIGHT ENTERTAINMENT, INC.
                                       KLC FILMS, INC.
                                       KL FEATURES, INC.
                                       KLF GUILD CO.
                                       KLF DEVELOPMENT CO.
                                       KLTV GUILD CO.
                                       KLTV DEVELOPMENT CO.
                                       KUSHNER-LOCKE INTERNATIONAL, INC.
                                       KL INTERACTIVE MEDIA, INC.


                                       By
                                       Name:
                                       Title:


                                       KLC/NEW CITY
                                       By its General Partner
                                       THE KUSHNER-LOCKE COMPANY


                                       By
                                       Name:
                                       Title:


                                        DAYTON WAY PICTURES, INC.
                                        DAYTON WAY PICTURES II, INC.
                                        DAYTON WAY PICTURES III, INC.
                                        DAYTON WAY PICTURES IV, INC.
                                        FW COLD CO., INC.


                                        By
                                        Name:
                                        Title:

                                        800-U.S. SEARCH


                                        By
                                        Name:
                                        Title:

                                        LENDERS:

Executed in                             THE CHASE MANHATTAN BANK (formerly
New York, New York                      known as Chemical Bank), as Agent
On _____________, 1998

                                        By
                                        Name:
                                        Title:


                                        DE NATIONALEINVESTERINGSBANK N.V.


                                        By
                                        Name:
                                        Title:


                                        By
                                        Name:
                                        Title:


                                        COMERICA BANK -- CALIFORNIA


                                        By
                                        Name:
                                        Title:

