Form 10-K
period 1998-09-30
KUSHNER LOCKE CO
filed 1998-12-29
CIK 842009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998         COMMISSION FILE NO. 0-17295

                            THE KUSHNER-LOCKE COMPANY
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                             95-4079057
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)

         11601 Wilshire Blvd., 21st Floor, Los Angeles, California 90025
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (310) 481-2000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $64,023,000 as of December 24, 1998.

There were 10,573,042 shares of outstanding Common Stock of the Registrant as of December 24, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (September 30, 1998) are incorporated by reference in Part III Items 10, 11, 12 and 13 of this Form 10-K.

Total number of pages 100. Exhibit Index begins on page 81.


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

The Company established its feature film production operations in 1993. In 1994, the Company established an international theatrical film subsidiary to expand into foreign theatrical distribution. In 1995, the Company formed KLC/New City Tele-Ventures ("KLC/New City"), a joint venture 82.5% owned by the Company, to acquire films for distribution through emerging new delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems. In late 1997, the Company acquired control of 800-U.S. Search, a leading provider of fee-based people search and other customized individual reference services. In February 1998 the Company established KL/Phoenix, an 80% owned entity, which distributes film and television product in Latin America.

The Company's feature film activities can be grouped into three areas: production and distribution of a limited number of higher-budget films intended for wide-screen domestic theatrical release, production and distribution of low-to-moderate budget films released direct-to-video or on pay cable television, and distribution licensing of acquired film rights. In certain cases, the Company's low-to-moderate budget films may have a limited theatrical release or a pay cable premiere before being released in home video. The Company's feature slate for fiscal 1998 generated $ 26,200,000 of revenues..

Ringmaster starring Jerry Springer, Mambo Cafe starring Thalia and Danny Aiello; Confessions of a Trick Baby: Freeway II starring Natasha Leone, Vincent
Gallo, and But I'm A Cheerleader were released or delivered, or are scheduled for release or delivery by the Company in fiscal 1999. In addition, the Company has recently completed production on Beowulf starring Christopher Lambert, which is licensed for domestic distribution to Dimension Films, a division of Miramax Film Corp., Susan's Plan written and directed by John Landis and starring Natassja Kinski, Billy Zane, Michael Biehn, Rob Schneider, Lara Flynn Boyle and Dan Aykroyd, Black and White starring Gina Gershon, Swing starring Lisa Stansfield and Hugo Speer, and Basil starring Christian Slater and Claire Forlani. Also in various stages of production for the Company's current distribution slate under the Magic Adventure banner are seven family films for direct-to-video release.

In addition, the Company continues to acquire domestic cable rights for films for distribution through KLC/New City, including over 125 low budget feature films which are distributed to the pay-per-view, pay cable, basic cable and other ancilliary markets. The Company also continues to acquire the international distribution rights to films for distribution through Kushner Locke International, Inc. The Company has acquired international distribution rights to two feature films which recently completed production, One Man's Hero starring Tom Berenger being distributed domestically by MGM, and Minion starring Dolph Lundgren. In fiscal 1998, the Company recognized $12,900,000 of revenues from licenses of its existing library and from domestic distribution of films acquired through KLC/New City.

In 1998, the Company financed the production of Ringmaster starring Jerry Springer. The Company licensed domestic distribution rights to Artisan Entertainment which released the picture theatrically in November 1998. The Company continues to license the foreign distribution rights to the film and retains the right of ownership of such film.

In 1997 the Company entered into an agreement in principle with Universal Studios, Inc. ("Universal"), whereby the Company has the right to distribute in international territories up to nine moderate to high-budget motion pictures over a three-year period. Universal would contribute 45% of production costs and own the North American distribution rights and the Company would contribute 55% of production costs and own foreign distribution rights for such pictures. The Company has the right to select the motion pictures, if any, to be distributed among titles made available by Universal. No pictures have yet been selected under such agreement. In the event Universal and the Company agree upon one or more films under the arrangement, management currently expects to finance its acquisition of the distribution rights via credit facilities not presently in place.

Since its inception in 1983, the Company has produced or distributed over 1,000 hours of original television programming, including various television series, movies-for-television and mini-series. The Company's recent movies-of-the-week which have aired include Princess in Love for CBS, starring Julie Cox, Every Woman's Dream for CBS starring Jeff Fahey, A Husband, A Wife and a Lover for CBS starring Judith Light, Echo for ABC starring Jack Wagner, Jack Reed for NBC, starring Brian Dennehy and Unlikely Angel for CBS, starring Dolly Parton. For fiscal 1998, the Company's television slate generated $18,500,000 of revenue, principally from network and international licensing of the former one hour ABC prime time network series Cracker starring Robert Pastorelli (through a joint venture with Granada Television under a 16 episode order), 26 one hour episodes of the syndicated television series Hammer starring Stacy Keach, a half-hour HBO series which the Company is distributing to international and other domestic markets, and 26 half-hour episodes of Mowgli: The New Adventures of The Jungle Book, including 13 episodes for the Fox Kids Network. As of September 30, 1998, the Company had 7 movies-for-television and one television series in different stages of development for potential production. In various stages of production for the Company's current television slate are Killer App, a one-hour pilot for the Fox network written by Gary Trudeau and directed by Robert Altman and Criminal Minds, a one-hour pilot for CBS.

TV First, a partnership 50% owned by the Company, purchases media time for Christian music infomercials and commenced retail marketing of compact discs and audio and video cassettes in fiscal 1999. Fiscal 1998 sales by the joint venture exceeded $4,000,000.

The Company's operating revenues were $75,800,000 for the fiscal year ended September 30, 1998, an increase of 33% from the $56,935,000 recognized for the fiscal year ended September 30, 1997. This increase reflects revenues from the acquired 800-US Search and increased availabilities of feature films.

The Company had 68 full-time employees as of December 15, 1998. The Company's executive offices are located at 11601 Wilshire Boulevard, Suite 2100, Los Angeles, California 90025, and its telephone number is (310) 481-2000.

800-U.S. SEARCH .

GENERAL. 800-U.S. Search ("Search"), an 80% owned subsidiary of the Company, is a leading provider of fee-based people search and other customized individual reference services. Search uses a wide variety of public records and other publicly available information on individuals.

Search's services are marketed through its 1800USSEARCH.COM Internet world wide web ("Web") site and through its direct response 1-800USSEARCH telephone number. Search operates a 24 hour, seven days a week sales and service center, where its employees research, aggregate and cross-check data from a wide variety of sources. Research results are placed in a pre-formatted template and then delivered to Search's customers via e-mail, fax or U.S. mail.

In November 1998, Search's Web site averaged 49,000 unique visitors or users per day. According to Media Metrix, a leading Internet usage measuring company, Search's Web site was the seventh most visited directory on the Internet in September 1998 and one of the top 150 most visited of all Web sites on the Internet for September of 1998. Search's monthly revenues have grown from $213,000 in November 1997 to $835,000 in October 1998. Internet sales have increased from 4% of Search's monthly revenue in November 1997 to 40% in October 1998. With the introduction in December 1998 of new pricing strategies and search services which provide limited instantaneous on-line results, Search has improved its sales conversion rate to 1 out of approximately 110 unique Web site visitors from 1 out of approximately 240 during the nine months ending September 30, 1998.

800-U.S. SEARCH'S INDIVIDUAL REFERENCE SERVICES. Search's current individual reference searchservices consist of person locator services, individual background checks, identification verification and adoption reunion services and are available 24 hours a day, 7 days a week. Search supports these services with trained customer service personnel available via telephone or online.

Person Locator. This service is targeted at people interested in finding long-lost friends, family and other missing persons. With as little as a person's name, date of birth, social security number or last known address, Search searches various databases and public records to find the missing person. Search currently charges from $39.95 up to $79.95 for a person locator search and the customer receives the most current information found on the missing person. Person locator searches represented 95% of all company searches in November 1998.

Identification Verification. This service allows customers to search for evidence of anyone using their social security number or assuming their identity for fraudulent purposes. One of the major causes of credit card fraud is the unlawful use of a person's social security number to surreptitiously gain credit. The person whose identity that was used typically suffers expense of time and money correcting the derogatory information which may later appear on such person's credit reports. This service allows for early detection of such activity, avoiding time consuming and costly resolution. Search's fee for this service currently is $39.95 to $79.95 and the customer is provided with discovered current and past addresses associated with their social security number for the past 7-10 years, the telephone number, date of birth, any known aliases, and name variations of the social security number, and the state and year the social security number was issued.

Adoption Reunion. Over the past four years Search has received thousands of calls from people wishing to find their biological family members. In response to this growing demand, in July 1998, Search began marketing adoption search services. The adoption search service is targeted at clients who have been separated by adoption and would like to find biological family members. Search's adoption search often requires much less information than the customer believes is necessary. Search's fee for this service currently is $125.00. Beginning in September 1998, Search began focusing a portion of its television and Internet advertising toward this market.

INFORMATION DATABASE SOURCES. Search has instant access to an extensive list of public record databases and other data. To run its searches, Search obtains information on a purchase order basis from information service providers which gives it access to Experian (formerly TRW Information Services), TransUnion, Choice Point (formerly Equifax), Ameridex, On Line Searches, Metronet, CBD Infotek, Vericheck and Information America. These service providers supply Search with quick access to critical information such as aliases, drivers license information, vehicle ownership, bankruptcies, property ownership, past and current addresses, address profiles, current and previous telephone numbers, judgments, deed transfer information, corporate affiliation information, UCC filings, pilots licenses, and aircraft and water vessel ownership. Search maintains open accounts with its service providers and pays fixed fees per inquiry. Search is not dependent on any single third party source for any particular public record information.

USING SEARCH'S SERVICES.

Internet Transactions. Internet customers arrive at Search's Web site by either linking to the site through a people search results page from one of Search's Internet directory partners or by entering Search's Web site address into their Internet browser in response to a television or print advertisement. Online users are prompted to choose from different types of searches they would like to perform, and then are guided through the ordering process.

Direct Response Transactions. Direct response customers call a toll-free telephone number (1-800-US SEARCH) which plays a 50-second recorded message. This message gives a brief description of the range of services provided by Search and provides Search's telephone number for services. To continue, a caller would then call directly into Search's pool of live search specialists using another toll-free telephone number (1-800-987-7327). Search has approximately 100 search specialists, and the response center receives customer calls 24 hours a day, seven days a week. The search specialist then enters the search information and payment information into Search's Internet server. The Search fee is billed to a credit card or telephone number which appears on the customer's telephone bill as a 900 number charge.

Search commenced its direct marketing operations in November 1994. Since its inception, Search has received over 6,000,000 telephone inquiries regarding its search services.

MARKETING. Search's marketing strategy is to promote, advertise and increase Search's visibility and to acquire new customers through (i) the development of distribution and marketing alliances with major Internet search engines and directories, (ii) advertising on leading Web sites, (iii) the expansion of Search's affiliates network and linking programs, (iv) an increase in national television advertisements, and (v) the creation of a sales force for business-to-business applications. Search believes that the use of multiple marketing channels reduces reliance on any one source of customers, lowers customer acquisition costs and maximizes brand awareness.

Strategic Alliances. Search has formed strategic alliances with several leading Internet directories including InfoSpace.com, Infoseek.com, Switchboard.com, and whowhere.lycos.com. Search believes that these directories reach the majority of Internet users who access free people search services on the Search, constituting a natural source of customers for paid individual references services.

Television Advertisements. Search currently advertises on several leading television programs including two times per week on Wheel of Fortune (the highest rated syndicated show), four times per week on Leeza, and five times per week on The Ricki Lake Show. In addition, Search recently added television advertising on Judge Judy, Newlywed Game, Dating Game, Jeopardy (the second highest rated syndicated show), Hollywood Squares, Judge Joe Brown, CNN, Headline News and MSNBC. Search also has a relationship with PIC-TV, one of the largest brokers of promotional fee spot advertising on television.

Search's executive offices are located at 9107 Wilshire Blvd., Suite 700, Beverly Hills, California 90210, and its telephone number is (310) 553-7000. Search had 83 full time employees and 14 part time employees as of December 24, 1998.

GRAN CANAL LATINO.

In November 1998, the Company launched Gran Canal Latino ("GCL"), its first satellite channel through a newly-formed 80%-owned subsidiary. GCL broadcasts 24 hours a day, with a selection of Spanish language films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Under a distribution arrangement with Enrique Cerezo, the Company is broadcasting selections from 1,500 Spanish language movie titles.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization of film costs, dependence on key personnel, production deficits, the risk involved in the Internet, television and theatrical film industries, competition, government regulation, labor relations, limited operating history and continued operating losses of Search and GCL, reliance of Search on strategic relationships in Internet market, uncertain acceptance and maintenance of the 1-800-USSearch brand, risks associated with offering new services, risks associated with growth and expansion, liability for online content, rapidly changing technology, standards and consumer demands, online commerce security risks, including credit card fraud, system disruptions and capacity constraints for Search, risks associated with domain names, year 2000 compliance, shares available for future sale, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-40391), as filed on November 17, 1997 and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties pertaining to the Company and its business.

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

The Majors (and mini-Majors) include Universal Pictures, Warner Bros. Pictures, Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation, Paramount Pictures Corporation, Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph Releasing) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have nationwide or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $75,000,000, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "independent" distributors of motion pictures. These "independent" divisions of Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), The Samuel Goldwyn Company (a division of Metro-Goldwyn-Mayer), October Films (a division of Universal), New Line (a division of Time Warner) and its Fine Line distribution label, and Republic Pictures (a division of Viacom).

In addition to the Majors, the Independents engaged primarily in the distribution of motion pictures produced by companies other than the Majors include, among others, Trimark Holdings and Artisan Entertainment. The Independents typically do not own production studios or employ as large a development or production staff as the Majors.

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

Independents generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production principal photography and post-production activities only on a project-by-project basis. Unlike the Majors, Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

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

Films with theatrical releases (which generally may continue for several months domestically) typically are made available for release in other media as follows:

MARKET                                                  MONTHS AFTER       APPROXIMATE RELEASE PERIOD
------                                                  ------------       --------------------------
                                                     THEATRICAL RELEASE
                                                     ------------------
Domestic home video...............................      4 - 6 months                6 months
Domestic pay-per-view.............................      6 - 9 months                3 months
Domestic pay cable................................     10 - 18 months            12 - 21 months
Domestic network or basic cable...................     30 - 36 months            18 - 36 months
Domestic syndication..............................     30 - 36 months             3 - 15 years
International theatrical..........................           ---                  4 - 6 months
International home video..........................      6 - 12 months               6 months
International television..........................     18 - 24 months         18 months - 10 years


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

Promotion of new home video releases is generally undertaken during the nine to twelve weeks before the home video release date. Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or distributors at $50.00 to $60.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

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

Types of Motion Pictures Acquired. The Company generally seeks to produce or acquire motion pictures across a broad range of genres, including drama, thriller, comedy, science fiction, family, action and fantasy/adventure, which will individually appeal to a targeted audience. The Company has been very selective in acquiring higher budget (over $10,000,000) films because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. The Company acquires projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, the Company attempts to acquire rights to motion pictures with a recognizable marquis "name" personality with public recognition, thereby enhancing promotion of the motion pictures in the home video or international markets. The Company believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

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

COMPANY FEATURE FILM PRODUCTION

The Company's feature film division was established in 1993 to develop and produce low and medium budget films. The Company's low to medium budget films to date have had production budgets ranging from less than $1 million to $10 million, although the Company from time to time may release films having higher budgets. The Company's low-budget films are primarily targeted for direct distribution to the television market and its medium-budget films may be targeted for theatrical release. The Company generally retains distribution rights for licensing to third parties internationally. The Company's films generally are distributed by third parties domestically or are limited to international distribution. In unique circumstances, the Company undertakes limited domestic distribution or co-distribution activities.

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

The following films were released or delivered by the Company or its joint ventures in fiscal 1998.

Picture                           Initial Media            Delivery/Release Date          Principal Talent
------------------------------------------------------------------------------------------------------------------------
Beowulf                           Theatrical               September 1998                 Christopher Lambert
Denial                            Pay Cable or Video       December 1997                  Jason Alexander
Minion                            Pay Cable or Video       March 1998                     Dolph Lundgren
Possums                           Theatrical               December 1997                  Mac Davis
Susan's Plan                      Theatrical               September 1998                 Natassja Kinski, Billy Zane,
                                                                                          Michael Biehn, Rob
                                                                                          Schneider, Lara Flynn Boyle
                                                                                          and Dan Aykroyd
Black and White                   HBO Premiere             September 1998                 Gina Gershon
Girl                              Theatrical               June 1998                      Dominique Swain
One Man's Hero                    MGM Theatrical           June 1998                      Tom Berenger
Taxman                            Pay Cable or Video       June 1998                      Joe Pantoliano
Legion                            Pay Cable or Video       December 1997                  Parker Stevenson

Swing                             Theatrical               September 1998                 Lisa Stansfield and Hugo
                                                                                          Speer
Jungle Book: The Search for       Pay Cable and Video      December 1997
 the Elephant Eye Diamond

Nine family pictures              Video/Cable              Various
Noose                             Theatrical               December 1997

The following films were released or delivered or are currently scheduled for release or delivery by the Company in fiscal 1999:

                                                 Expected
                    Picture                      Initial Media
                    -------------------------------------------------
                    Mambo Cafe                   Theatrical
                    Confessions of a Trickbaby   Theatrical
                    Seven family pictures        Video/Cable
                    Ringmaster                   Theatrical
                    But I'm A Cheerleader        Theatrical

There is no assurance that any motion picture which has not yet been released will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. The Company has various additional potential feature films under development. There is no assurance that any project under development will be produced.

International Distribution

From April 1997 through September 1998 Pascal Borno handled the Company's international distribution activities as President of Kushner-Locke International. In December 1998 Mr. Borno was replaced by Chris Perry-Melish. Mr. Borno also owns Conquistador Entertainment, which he previously headed on a full-time basis and which arranged the financing and distribution licensing of theatrical motion pictures. As part of the Company's agreement with Mr. Borno, Conquistador's pictures are being distributed by the Company and the Company hired former Conquistador employees as additional sales and marketing personnel. During the term of Mr. Borno's employment with the Company, Conquistador was not active outside the purview of the Company's arrangements with Mr. Borno and did not maintain any separate staffing.

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

Cable services generally are classified as being in one of four categories: telephone delivery, superstations, pay cable services (e.g., HBO/Cinemax) and basic cable networks (advertiser-supported, e.g., The Family Channel). The most successful cable networks reach more than 60% of the U.S. television households. Recently developed digital compression technology combined with fiber optics or small-sized satellite dishes may permit cable companies, telephone companies or direct broadcast satellite systems to expand the domestic television market up to 500 or more channels.

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

The Company seeks to increase the amount of programming it provides to the major U.S. networks, primarily one-hour series, movies-of-the-week and mini-series, in part because the Company believes network exhibition enhances a television program's potential value both in international markets and potential rerun syndication. To increase the likelihood of developing programs that will be licensed by the networks, the Company has expanded its roster of network approved writers, producers and actors and literary materials and rights acquisition budgets. As of September 30, 1998, the Company had 7 movies-for-television and one television series in active development for potential production, many of which are being funded at least in part by the networks or other third parties.

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

The following table summarizes the Company's television programming for fiscal 1998, the type of program and the network or other medium where such programming initially exhibited or will exhibit:


                                                                                                      Fiscal 1998
         Title                                     Type of program               First Exhibition     Deliveries
         ---------------------------------------------------------------------------------------------------------
         Mowgli: The New Adventures of The
           Jungle Book (26 total episodes)         1/2 hour Series               Fox Kids Worldwide           7
         Erotic Confessions (52 total              1/2 hour Series               HBO                         33
           episodes)
         Cracker (16 total episodes)               One hour Series               ABC                         11
         Hammer (26 total episodes)                One hour Series               Syndication                 19
         Killer App                                One hour Series [Pilot]       Fox                          0
         Criminal Minds                            One hour Series [Pilot]       CBS                          0
         Denial                                    HBO premiere                  HBO                          1

         Bone Daddy                                HBO premiere                  HBO                          1
         Black and White                           HBO premiere                  HBO                          1



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

The following table sets forth potential television movies in various stages of development and the potential network or other medium to which each may be delivered, if known:

        Working Title                        Type of Program
        -----------------------------------------------------------------
        Aliens Ate My Homework               Movie-of-the-week (Showtime)
        Jack Reed VI                         Movie-of-the-week (NBC)
        The Life She Left Behind             Movie-of-the-week (CBS)
        Coast Guard                          One Hour Drama (ABC)
        Murder of Tut                        Movie-of-the-Week (Fox)
        After the Storm                      Movie-of-the-Week (USA)
        Death Cloud                          Movie-of-the-week (TBS)
        Unlikely Angel II                    Movie-of-the-week (CBS)

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

The Company's current library includes a variety of feature films, movies-for-television, television series, game shows and talk shows produced or acquired by the Company since its inception. The following table sets forth, as of September 30, 1998, certain completed feature films and television programming in which the Company has ownership rights, distribution rights or the right to share in future profit participation:

Feature Films

         Title                                                 First Exhibition
         ----------------------------------------------------------------------
         Animalympics                                          NBC
         The Brave Little Toaster                              Disney Channel
         Andre                                                 Theatrical
         Babysitters                                           Home Video
         Basil                                                 Cable
         Beowulf                                               Theatrical
         Black and White                                       Cable
         Brave Little Toaster Goes to School                   Home Video
         Brave Little Toaster Goes to Mars                     Home Video
         Cafe Society                                          Pay Cable
         Closer, The                                           Theatrical
         Forbidden Passion                                     Home Video

         Deadly Exposure                                       Home Video
         Denial                                                Cable
         Double Tap                                            Cable
         Dragon World:  The Legend Continues                   Home Video
         Dream Master                                          Home Video
         Eggs From 70 Million B.C.                             Home Video
         Flesh Suitcase                                        Pay Cable
         Freeway                                               Pay Cable
         The Incredible Genie                                  Home Video
         Girl                                                  Theatrical
         The Grave                                             Pay Cable
         The Human Pets                                        Home Video
         Indecent Behavior                                     Home Video
         Johnny Mysto: Boy Wizard                              Home Video
         Journey to the Magic Cavern                           Home Video
         The Midas Touch                                       Home Video
         Lady-in-Waiting                                       Home Video
         Last Gasp                                             Home Video
         Last Battle for the Universe                          Home Video
         The Last Time I Committed Suicide                     Theatrical
         Legion                                                Cable
         Little Ghost                                          Home Video
         Lost World of the Giants                              Home Video
         Medium Rare                                           Home Video
         Mesmer                                                Home Video
         Minion                                                Cable
         Naked Souls                                           Home Video
         Noose                                                 Theatrical
         Oblivion                                              HBO
         One Man's Hero                                        Theatrical
         The Adventures of Pinocchio                           Theatrical
         Planet of the Dino-Knights                            Home Video
         Red Hot                                               Home Video
         Red Ribbon Blues                                      Cable/Home Video
         Sensation                                             HBO
         Serpent's Lair                                        Pay Cable
         Shrunken Heads                                        Home Video
         Susan's Plan                                          Cable
         Swing                                                 Theatrical
         Taxman                                                Cable
         Test Tube Teens                                       Home Video
         Trapped in Toyworld                                   Home Video
         Wes Craven Presents: Mindripper                       Home Video
         The Whole Wide World                                  Theatrical
         Alien Abduction                                       Cable/Home Video
         Angel of Passion                                      Cable/Home Video
         Banished Behind Bars                                  Cable/Home Video
         Bare Exposure                                         Cable/Home Video
         Bikini Drive In                                       Cable/Home Video
         Blonde Heaven                                         Cable/Home Video
         Caged Hearts                                          Cable/Home Video
         Call Girl                                             Cable/Home Video
         Cave Girl Island                                      Cable/Home Video
         Cellblock Sisters                                     Cable/Home Video
         Centerfold                                            Cable/Home Video
         Donor, The                                            Cable/Home Video
         Electra                                               Cable/Home Video
         Elke's Erotic Nights                                  Cable/Home Video
         Forbidden Games                                       Cable/Home Video
         Hard Bounty                                           Cable/Home Video

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

Television Movies and Mini-Series

        Title                                                   First Exhibition
        ------------------------------------------------------------------------
        Aladdin                                                 International
        Glory Years (4 hours)                                   HBO
        Family Pictures                                         ABC
        JFK: Reckless Youth (3 hours)                           ABC
        Carolina Skeletons                                      NBC
        Confessions: Two Faces of Evil                          NBC
        Father and Son: Dangerous Relations                     NBC
        Fire in the Dark                                        CBS
        Getting Gotti: The Diane Giacalone Story                CBS
        Good Cops, Bad Cops                                     NBC
        Jack Reed III: A Search For Justice                     NBC
        Jack Reed IV: A Killer Amongst Us                       NBC
        Jack Reed V: Death and Vengeance                        NBC
        Dangerous Intentions                                    CBS
        Lady Killer                                             CBS
        Murder C.O.D.                                           NBC

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

Television Series/Game Shows

                                    Episodes
Title                               Produced                 First Exhibition
--------------------------------------------------------------------------------
Sweating Bullets                         66                  CBS
Pigasso's Place                          13                  Syndication
Teen Wolf                                21                  CBS
Mapletown                                39                  Syndication
Cinematractions                          26                  Syndication
1st and Ten                              80                  HBO
Harts of the West                        15                  CBS
Trial Watch                             118                  NBC
The Barbara De Angelis Show              70                  CBS
Heroes: Made in the USA                  38                  Syndication
Profiles-Unauthorized Biographies         4                  A&E
Relatively Speaking                      90                  Syndication
Erotic Confessions                       39                  HBO
Could It Be a Miracle                    24                  Syndication
Gun                                       6                  ABC
Cracker                                  16                  ABC
Mike Hammer                              26                  Syndication
Mowgli: The New Adventures of
 The Jungle Book                         26                  Fox Kids Worldwide

A significant portion of the Company's library is under license in many of the major domestic and international markets. Following the expiration of the licenses, rights generally revert to the Company for relicensing.

JOINT VENTURES AND ANCILLARY ACTIVITIES

The Company has expanded into areas which exploit the characters and story ideas in its feature films and television programs through joint ventures and partnerships. The Company markets the music used in its productions through an arrangement with Cherry Lane Music, Inc., a music publisher. Using its expertise as a television producer, the Company produced two infomercials for its 50% owned partnership TVFirst. TVFirst markets recorded Christian music sung by contemporary Christian artists. From October 1995 through September 1998 music revenues have exceeded $13,700,000.

Responding to the increased demand for product by the pay-per-view, telephone delivery, pay cable and basic cable services, the Company formed an entity called KLC/New City Tele-Ventures to acquire product from third parties for distribution in the cable, pay service and satellite markets, as well as other emerging markets. The joint venture has acquired over 100 films for this purpose. The Company owns 82.5% of this entity.

The Company also holds 50% ownership interests in BLT Ventures, which produced the two sequels to the animated feature Brave Little Toaster, Cracker Company LLC, which produced the network television series Cracker, Swing Ventures, which produced the feature Swing, and a 25% interest in Grendel Productions LLC, which produced the feature Beowulf.

The Company holds 80% ownership interests in 800-US Search and Gran Canal Latino, as described above.


GOVERNMENT REGULATIONS

The Federal Communications Commission ("FCC") repealed its financial interest and syndication rules effective in September 1995. Those FCC rules, which were adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, restricted the ability of the three established, major U.S. television networks (i.e., ABC, CBS and NBC), to own and syndicate television programming. The ultimate impact of the repeal of the FCC's financial interest and syndication rules on the Company's operations cannot be predicted at the present time, although there has been an increase in in-house productions of programming for the networks' own use since the effective date of the repeal of the FCC's financial interest and syndication rules, and this has placed additional competitive pressures on program suppliers, such as the Company.

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

In connection with certain services provided or intended to be provided by Search, particularly individual background checks used for certain purposes, Search may be considered a "consumer reporting agency" as such term is used in the Fair Credit Reporting Act, as amended ("FCRA"), and, therefore, may be required to comply with the various consumer credit disclosure requirements of the FCRA. While Search intends to comply with the FCRA as a "consumer reporting agency" in connection with providing individual background checks for employment purposes in the future, the procedures which are implemented by the Company may be deemed to be insufficient. In addition, Search's limited procedures to date to avoid being regulated as a consumer reporting agency by attempting to restrict its individual background check service to permissible purposes (which do not permit use for employment purposes), may not be sufficient. Willful or negligent noncompliance with the FCRA, including with respect to Search's prior operations, could result in civil liability to the subjects of reports. Also, the Americans with Disabilities Act of 1990 ("ADA") contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. The use by Search's customers of certain information sold to them is also regulated, both in respect to the type of information and the timing of its use by the ADA. Similarly, there are a number of states which have laws similar to the FCRA, and some states which have laws more restrictive than the ADA. Further, many state laws limit the type of information which can be made available to the public. In addition, certain state laws may require Search to be licensed in order to conduct its background check business within those states. Customers in such states can access Search's Web site, which may subject Search to the laws of such states. There is no assurance that Search will not be subject to the laws of states in which Search has no contacts other than through residents of such state ordering services through Search's Web site and Search mailing, faxing or e-mailing reports to the resident within such state. In the event Search is determined to have violated any of the federal or state laws referred to herein, Search could be subject to substantial civil and/or criminal liability which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.


2. PROPERTIES

The Company leases approximately 23,000 square feet of office space on the 20th and 21st floors at 11601 Wilshire Boulevard, Los Angeles, California under a lease agreement through March 2000. The annual rent under the lease is approximately $528,000. The Company's 80%-owned subsidiary, 800-US Search, leases approximately 8,000 square feet of office space in Beverly Hills, California under a lease agreement through February 2001. The annual rent under the lease is approximately $174,000.

The Company rents studio facilities as needed for production, except that certain post-production off-line editing is performed at the Company's executive offices.

3. LEGAL PROCEEDINGS

In January 1998, the Company settled certain disputes with WarnerVision which were the subject matter of a complaint filed against WarnerVision in June 1997, and WarnerVision settled certain disputes with the Company which were the subject matter of a complaint filed against the Company in October 1997. The settlement clarified the Company's and WarnerVision's rights regarding the exploitation of certain films, and WarnerVision reduced the Company's contractual payment obligation to WarnerVision, which had been accrued but not paid due to the disputes. Pursuant to the settlement, the Company paid $1,543,000 to WarnerVision during fiscal 1998.

The Company is party to certain legal proceedings and claims arising out of the normal course of business. The Company believes that the ultimate resolution of all of these matters will not have a material adverse effect upon the Company's financial position.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "KLOC." Additionally, the stock is listed on the Pacific Stock Exchange under the symbol "KLO." The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the NNM, for the periods indicated, as retroactively adjusted for a one-for-six reverse stock split in September 1997.

COMMON STOCK

                                                              HIGH          LOW
                                                              ------------------
FISCAL 1996
First Quarter (ended December 31, 1995) ..............        $4.50        $2.82
Second Quarter (ended March 31, 1996) ................         6.36         3.48
Third Quarter (ended June 30, 1996) ..................         9.00         5.46
Fourth Quarter (ended September 30, 1996) ............         8.64         3.36
FISCAL 1997
First Quarter (ended December 31, 1996) ..............         4.32         2.28
Second Quarter (ended March 31, 1997) ................         3.36         1.86
Third Quarter (ended June 30, 1997) ..................         3.00         1.32
Fourth Quarter (ended September 30, 1997) ............         3.90         1.68
FISCAL 1998
First Quarter (ended December 31, 1997) ..............         5.25         2.44
Second Quarter (ended March 31, 1998) ................         3.19         1.75
Third Quarter (ended June 30, 1998) ..................         3.78         1.75
Fourth Quarter (ended September 30, 1998) ............         5.13         2.44
FISCAL 1998
First Quarter (through December 24, 1998) ............         8.38         1.63

On December 24, 1998, the last sale price for the Common Stock as reported on the NNM was $6.6875.

On November 30, 1998, there were approximately 745 record holders.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS.

In December 1998, the Company issued to certain accredited investors 1,200,000 shares of Common Stock in a private placement with Allen & Company, Incorporated as placement agent. The net proceeds to the Company of the private placement were $5,673,000 after deducting a 5% placement agency fee and certain reimbursable expenses of Allen & Company. The Common Stock issued in the private placement was issued pursuant to exemptions from registration requirements under
Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder, and accordingly the Common Stock was not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file a registration statement covering the Common Stock within 60 days of the closing of the private placement. The Company expects to use the net proceeds for working capital and general corporate purposes, including providing additional funding to Search for its operations.

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

6. SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data for the Company and should be read in conjunction with the detailed consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data for the fiscal years are derived from the consolidated financial statements audited by PricewaterhouseCoopers LLP, independent public accountants, whose report with respect to the consolidated balance sheet of the Company as of September 30, 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended September 30, 1998, and by KPMG Peat Marwick LLP, independent public accountants, whose report with respect to the consolidated balance sheet of the Company as of September 30, 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the two year period ended September 30, 1997 each appears elsewhere in this Annual Report. On October 20, 1998, the Company changed its independent public accountants. See Part II, item 9 of this report on Form 10-K.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                            ----------------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              1998          1997          1996          1995          1994
                                                            --------      --------      --------      --------      --------
Operating revenues ....................................     $ 75,800      $ 56,935      $ 80,157      $ 20,407      $ 50,736
Costs relating to operating revenues ..................      (61,627)      (52,084)      (70,648)      (17,404)      (54,952)
Selling, general and administrative expenses ..........      (12,028)       (4,023)       (3,096)       (3,388)       (3,008)
Provision for bad debts ...............................       (2,118)       (1,310)         (499)         (450)         (200)
                                                            --------      --------      --------      --------      --------
Earnings (loss) from operations .......................           27          (482)        5,914          (835)       (7,424)
Interest income .......................................           79           163           198           300           197
Interest expense ......................................       (6,261)       (4,027)       (4,027)       (3,409)       (2,209)
Interest expense related to bridge note financing .....           --            --          (943)           --            --
                                                            --------      --------      --------      --------      --------
Earnings (loss) before income taxes and cumulative
  effect of a change in accounting principle and
  extraordinary item ..................................       (6,155)       (4,346)        1,142        (3,944)       (9,436)
Income taxes ..........................................         (181)          (23)          (47)          (31)        2,277
                                                            --------      --------      --------      --------      --------
Earnings (loss) before cumulative effect of a change in
  accounting principle and extraordinary item .........       (6,336)       (4,369)        1,095        (3,975)       (7,159)
Cumulative effect of a change in accounting for
  income taxes ........................................           --            --            --            --           394
                                                            --------      --------      --------      --------      --------
                                                              (6,336)       (4,369)        1,095        (3,975)       (6,765)
Extraordinary item: costs associated with repayment of
  credit facility .....................................           --            --          (365)           --            --
                                                            --------      --------      --------      --------      --------
Net earnings (loss) ...................................     $ (6,336)     $ (4,369)     $    730      $ (3,975)     $ (6,765)
                                                            ========      ========      ========      ========      ========
Basic and diluted earnings (loss) per share (2):
       Before cumulative effect of a change in
           accounting and extraordinary items .........     $   (.69)     $   (.49)     $    .16      $   (.75)     $  (1.46)
       Cumulative effect of a change in accounting
           for income taxes ...........................           --            --            --            --           .08
       Extraordinary item .............................           --            --          (.05)           --            --
                                                            --------      --------      --------      --------      --------
       Net earnings (loss) ............................     $   (.69)     $   (.49)     $    .11      $   (.75)     $  (1.38)
                                                            ========      ========      ========      ========      ========
Weighted average common shares outstanding (2) ........        9,181         8,959         6,668         5,286         4,896
                                                            ========      ========      ========      ========      ========


CONDENSED CONSOLIDATED BALANCE SHEET DATA:

                                                                          SEPTEMBER 30,
                                                  ------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                    1998         1997         1996         1995         1994
                                                  --------     --------     --------     --------     --------
Cash and cash equivalents (1) ...............     $  3,309     $ 16,791     $ 11,636     $  4,301     $ 15,681
Accounts receivable, net ....................       40,418       27,696       22,885        7,864        6,177
Film and television property costs, net .....       73,773       68,507       58,463       73,716       30,688
Total assets ................................      137,105      124,368      100,152       88,952       54,254
Notes payable ...............................       73,151       62,647       41,481       28,398        9,600
Convertible subordinated debentures, net ....       11,526       11,631       12,039       17,745       22,056

Total liabilities ...........................      111,639       93,232       65,902       69,745       35,713
Stockholders' equity ........................       25,466       31,136       34,250       19,207       18,541
                                                  ========     ========     ========     ========     ========

-----------

(1) $1,988 of cash and cash equivalents are restricted deposits that are collateral for a sale/leaseback transaction and for certain production loans for 1998 ($1,609 for 1997, $419 for 1996 and $1,162 for 1995) and
         $66 ($105 for 1997, $4,126 for 1996 and none for 1995) is cash collected by the Company and reserved for use by Chase Manhattan Bank to pay down outstanding borrowings under the Company's credit facility.

(2) In September 1997 the Company effected a 1-for-6 reverse stock split. Amounts for all periods presented herein give retroactive effect to the reverse split.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's revenues are derived primarily from the production or the acquisition of distribution rights of films licensed for release domestically by studios, pay cable, basic cable and videocassette companies; and from the development, production and distribution of television programming for the major domestic television networks, basic and pay cable television and first-run syndicators; as well as from the licensing of rights to films and television programs in international markets. Major domestic television networks are reducing the volume of independently produced television programming. The Company generally finances all or a substantial portion of the budgeted production costs of its programming through advances obtained from distributors and borrowings secured by domestic and international licenses. The Company typically retains rights in its programming to be exploited in future periods or in additional markets or media. In 1993, the Company established a feature film operation which produces low and medium budget films for theatrical and/or home video or cable release. The Company produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S. In 1994, the Company established an international theatrical film subsidiary to expand into foreign theatrical distribution. In 1995, the Company formed KLC/New City Tele-Ventures ("KLC/New City"), a joint venture 82.5% owned by the Company, to acquire films for distribution through emerging new delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems. In late 1997, the Company acquired control of 800-U.S. Search, a leading provider of fee-based people search and other customized individual reference services. In February 1998 the Company established KL/Phoenix, an 80% owned entity, which distributes film and television product in Latin America.

The Company's revenues and results of operations are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its films and programs (See Note 1 of Notes to Consolidated Financial Statements). Revenues from distributor production advances or license fees received prior to delivery or completion of a program are deferred. Production advances and deferred license fees are generally recognized as revenue on the date the film or program is delivered or available for delivery. Activities conducted through joint ventures, wherein the Company reports its equity in earnings (losses) as revenues, can significantly affect comparability of revenues. See "Results of Operations" below.

The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, certain exploitation costs, production overhead, and interest relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film or program in future markets. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular product, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result. See "Results of Operations-Comparison of Fiscal Years Ended September 30, 1998 and 1997" and "Results of Operations-Comparison of Fiscal Years Ended September 30, 1997 and 1996."

Gross profits for any period are a function, in part, of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period can materially affect a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's product mix during the fiscal year may further affect the Company's quarter-to-quarter or year-to-year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources. Film costs, net of accumulated amortization, increased to $73,773,000 at September 30, 1998 from $68,507,000 at September 30, 1997. Film costs in process or development at September 30, 1998 increased slightly to $10,570,000 from $10,497,000 at September 30, 1997. See "Results of Operations Comparison of Fiscal Years Ended September 30, 1998 and 1997" below.

800-US SEARCH. In November 1997, the Company acquired 80% control of 800-U.S. Search, a leading provider of fee-based people search and other customized individual reference services. Since its acquisition, Search's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of Search has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new line of business. Since such acquisition, the Company has consolidated $7,900,000 of revenues and over $2,800,000 of net losses attributable to Search and the Company believes that Search will continue to adversely affect the Company results of operations for the foreseeable future. See Note 9 of Notes to Consolidated Financial Statements.

GRAN CANAL LATINO. In November 1998, the Company launched Gran Canal Latino ("GCL"), its first satellite channel. GCL broadcasts 24 hours a day, with a selection of films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Through November 30, 1998, GCL's cable distributors had a base of 700,000 subscribers. The Company is planning to launch a second channel by the end of 1999. Under a distribution agreement with Enrique Cerezo, the Company is broadcasting selections from approximately 1,500 Spanish language movie titles. The Company expects that its new satellite operations will adversely affect the Company's results of operations during the start-up phase of such satellite operations continuing into fiscal 1999.

RESULTS OF OPERATIONS

Comparison of Fiscal Years Ended September 30, 1998 and 1997

The Company's operating revenues for the fiscal year ended September 30, 1998 were $75,800,000, an increase of $18,865,000 (33%) from $56,935,000 for the prior fiscal year. This increase was due primarily to the timing of delivery and/or availability of films and television programs, to the increase during 1998 in revenues related to certain films previously marketed by Conquistador and to the inclusion in 1998 of the revenues of newly acquired 800-U.S. Search.

The Company recognized $26,200,000 (35%) of revenues during the fiscal year ended September 30, 1998 from the delivery and/or availability of 25 feature films, including Susan's Plan written and directed by John Landis and starring Natassja Kinski, Billy Zane, Michael Biehn, Rob Schneider, Lara Flynn Boyle and Dan Aykroyd, Black and White starring Gina Gershon, Girl starring Dominique Swain, One Man's Hero starring Tom Berenger, Taxman starring Joe Pantoliano, Minion starring Dolph Lundgren, Noose directed by Ted Demme, and Legion starring Parker Stevenson. Also included were the Company's equity in net earnings of joint ventures which delivered Beowulf starring Christopher Lambert, Swing starring Lisa Stansfield and Hugo Speer, and Denial starring Jason Alexander and directed by Adam Rifkin. In addition, the Company recognized $18,500,000 (24%) of revenues from its television slate during the fiscal year ended September 30, 1998, including revenues from the delivery and/or availability of the remaining episodes of the first-run syndication series Hammer and Mowgli: The New Adventures of The Jungle Boy, and the net earnings from the delivery by a joint venture of the remaining episodes of the ABC network series Cracker. Revenues of $4,300,000 (6%) came from deliveries of nine films in the Company's family division of direct-to-video product. In addition, the Company recognized $12,900,000 (17%) of revenues from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. Revenues of $7,900,000 (10%) were recognized from delivery of people search services by the recently acquired 800-U.S. Search business. Remaining revenues of approximately $6,000,000 (8%) came from the sales of contemporary Christian music on behalf of a joint venture and from other sources.

During the fiscal year ended September 30, 1997, the Company's feature films generated over $19,800,000 (35%) of revenues principally from the international exploitation of Basil, starring Christian Slater, Claire Forlani and Jared Leto and Double Tap, starring Heather Locklear and Stephen Rea, delivery of a film produced for Twentieth Century Fox Film Corporation, equity in the earnings of the joint venture which produced two sequels to the animated feature Brave Little Toaster, and seven children's fantasy adventure films. In addition, the Company's television slate generated $22,800,000 (40%) of revenues during fiscal 1997 principally from the Company's six one hour prime time episodes of a mid-season replacement series for ABC entitled Gun which aired in the spring of 1997, equity in the earnings of the joint venture which produced five episodes of the ABC prime time network series Cracker starring Robert Pastorelli, under a 22 episode order, (which was cancelled by ABC after 16 episodes) seven episodes of the syndicated television series Hammer starring Stacy Keach, and 6 episodes of Mowgli: The New Adventures of The Jungle Book, out of a total of 13 half-hour episodes for the Fox Kids Network and 26 episodes for an international distributor. In addition, the Company recognized $4,400,000 (8%) of revenues from distribution to domestic cable and pay-per-view media for films acquired through KLC/New City. The Company also recognized $7,300,000 (13%) of revenues from continuing licenses of completed product from the Company's library to foreign distributors, domestic cable channel operators and international sub-distributors. Operating revenues include $2,189,000 relating to the Company's equity in earnings from Cracker Company LLC, TV First and the joint venture producing and distributing the Brave Little Toaster sequels. Gross revenues for the three joint ventures were $24,681,000 for fiscal 1997.

In various stages of production for the Company's fiscal 1999 distribution slate are Ringmaster starring Jerry Springer, Mambo Cafe starring Thalia and Danny Aiello; and Confessions of a Trick Baby: Freeway II starring Natasha Leone and Vincent Gallo. In addition, the Company has recently completed production on Beowulf starring Christopher Lambert licensed for domestic distribution to Dimension Films, a division of Miramax Film Corp., Susan's Plan written and directed by John Landis and starring Natassja Kinski, Billy Zane, Michael Biehn, Rob Schneider, Lara Flynn Boyle and Dan Aykroyd, Black and White starring Gina Gershon, Swing starring Lisa Stansfield and Hugo Speer, and Basil starring Christian Slater and Claire Forlani. The Company is also producing two pilots for television networks, Killer App, a one-hour pilot for the Fox network written by Gary Trudeau and directed by Robert Altman and Criminal Minds, a one-hour pilot for CBS. In addition, the Company continues to acquire domestic cable rights for films for distribution through KLC/New City and the international distribution rights to films for distribution through Kushner Locke International, Inc.

Costs relating to operating revenues for the fiscal year ended September 30, 1998 were $61,627,000, a $9,543,000 (18%) increase as compared to $52,084,000 during the fiscal year ended September 30, 1997. As a percentage of operating revenues, costs relating to operating revenues were 81% for the fiscal year ended September 30, 1998 compared to 91% for the fiscal year ended September 30, 1997. The decreased percentage in fiscal 1998 principally reflects a weighting of the product mix, which includes an increasing volume of Search costs which are substantially less than related increases in Search revenues, partially offset by film titles produced by others which were previously marketed by Conquistador Entertainment that are expected to be less profitable than titles included in the comparable earlier period.

Selling, general and administrative expenses for the fiscal year ended September 30, 1998 were $12,028,000, a $8,005,000 (199%) increase as compared to
$4,023,000 during the fiscal year ended September 30, 1997. The increase in such expenses is due to inclusion of $7,431,000 of advertising and administrative expenses of 800 U.S. Search (primarily $4,747,000 of advertising expenses), which was acquired in the current year. The Company expects the trend of increased selling, general and administrative expenses relating to Search to continue in fiscal year 1999. The Company recently adopted an administrative down-sizing program for film and television operations which management expects will reduce costs by more than $500,000 per year. However, Search advertising and administrative costs are expected to increase.

A $808,000 (62%) increase in the provision for doubtful accounts and notes in fiscal 1998 compared to fiscal 1997 resulted principally from a deterioration in net expected international collections.

Interest expense for the fiscal year ended September 30, 1998 was $6,261,000, a $2,234,000 (55%) increase as compared to $4,027,000 for the fiscal year ended September 30, 1997. The increase was principally attributable to the increased average levels of borrowing in the current fiscal year, which was not offset by increased production-related interest capitalized in the current period. Total indebtedness for borrowed money increased 13% to $84,296,000 at September 30, 1998 from $74,278,000 at September 30, 1997.
Management expects the level of borrowings to increase in fiscal 1999.

The Company's effective income tax rate was (3%) for the fiscal year ended September 30, 1998 compared to an effective income tax rate of (1%) for the fiscal year ended September 30, 1997. Income tax expense for the fiscal year ended September 30, 1998 consisted of minimum state income and federal alternative minimum taxes despite its net loss and loss carry forwards. As of September 30, 1998 the Company had a $35,000,000 federal income tax net operating loss carryforwards which expire through fiscal 2013. The Company expects to incur increased Federal alternative minimum taxes over the next few years despite the availability of Federal net operating losses.

The Company reported a net loss of ($6,336,000) ($0.69 per share) for the fiscal year ended September 30, 1998 as compared to a net loss of ($4,369,000) ($0.49 per share) for the fiscal year ended September 30, 1997. Weighted number of common shares for the compared fiscal years were 9,181,000 in 1998 and 8,959,000 in 1997. The weighted number of common shares at September 30, 1998 does not reflect the subsequent issuance of 1,200,000 shares in a private placement after period end. The 1998 net loss resulted primarily from consolidating Search operations into the Company's financial statements, releasing a high volume of low profit margin titles formerly distributed by Conquistador.

The Company continues to use the intrinsic value-based method under Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for all of its employee stock-based compensation plans. Therefore, in the consolidated financial statements, the Company has made the required pro forma disclosures in a footnote to the financial statements.


COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

The Company's operating revenues for the fiscal year ended September 30, 1997 were $56,935,000, a decrease of $23,222,000 (29%) from $80,157,000 for the prior fiscal year. The decrease was due primarily to 1997 deliveries of joint venture projects whose gross revenues are not consolidated in the accompanying financial statements, and no repetition of the 1996 delivery of the higher-budget feature The Adventures of Pinocchio. If revenues generated by The Adventures of Pinocchio were excluded from both fiscal 1996 and 1997 periods, fiscal 1997 revenues would have increased 2%. The Company's production and deliveries during fiscal 1997 shifted somewhat toward increased episodic television programming with related start-up costs.

For fiscal 1997, the Company did not release a higher budget film, but earned revenues of more than $1,800,000 (3% of total revenues) for the continued international exploitation of The Adventures of Pinocchio, which was originally released in fiscal 1996. The Company's feature slate for fiscal 1997 generated over $19,800,000 (35%) of revenues principally from the international exploitation of Basil, starring Christian Slater, Claire Forlani and Jared Leto and Double Tap, starring Heather Locklear and Stephen Rea, delivery of a film produced for Twentieth Century Fox Film Corporation, equity in the earnings of the joint venture which produced two sequels to the animated feature Brave Little Toaster, and seven children's fantasy adventure films. In addition, the Company's television slate generated $22,800,000 (40%) of revenues during fiscal

1997 principally from the Company's six one hour prime time episodes of a mid-season replacement series for ABC entitled Gun which aired in the spring of 1997, equity in the earnings of the joint venture which produced five episodes of the ABC prime time network series Cracker starring Robert Pastorelli, seven episodes of the syndicated television series Hammer starring Stacy Keach, a half-hour HBO series which the Company also distributes to international and other domestic markets, and 6 episodes of Mowgli: The New Adventures of The Jungle Book, out of a total of 13 half-hour episodes for the Fox Kids Network and 26 episodes for an international distributor. In addition, the Company recognized $4,400,000 (8%) of revenues from distribution to domestic cable and pay-per-view media for films acquired through KLC/New City. The Company also recognized $7,300,000 (13%) of revenues from continuing licenses of completed product from the Company's library to foreign distributors, domestic cable channel operators and international sub-distributors. Operating revenues included $2,189,000 relating to the Company's equity in earnings from the following joint ventures: Cracker Company LLC, which produced and distributes the Cracker series, TV First, and the joint venture which produced and distributes the Brave Little Toaster sequels. Gross revenues for the three joint ventures were $24,681,000 for fiscal 1997.

The Company recognized approximately $44,100,000 (55%) of operating revenues for fiscal 1996, primarily attributable to the delivery and/or availability of 16 feature films, including $26,300,000 (33%) from the initial release of the feature film The Adventures of Pinocchio and $9,000,000 (11%) from the films Serpent's Lair, The Grave, Freeway, The Whole Wide World, and The Last Time I Committed Suicide. In addition, the Company recognized $22,800,000 (28%) of revenues during fiscal 1996 from the delivery and/or availability of 4 network movies, Princess in Love, Every Woman's Dream, A Husband, A Wife and a Lover and Echo, the network mini-series Innocent Victims and the network pilot for the Company's mid-season series Gun. Twelve other film and video projects generated $8,800,000 (11%) of revenues during fiscal 1996. In addition, the Company recognized approximately $4,100,000 (5%) of revenues from distribution to domestic cable for films acquired through KLC/New City. The Company also recognized additional revenues from continuing licenses of completed product from the Company's library to foreign distributors, domestic cable channel operators and international sub-distributors and from the national rollout of an infomercial marketing contemporary Christian music on compact discs.

Costs relating to operating revenues were $52,084,000 during fiscal 1997 as compared to $70,648,000 during fiscal 1996. As a percentage of operating revenues, costs relating to operating revenues were 91% for fiscal 1997 compared to 88% for fiscal 1996. In comparison to the third quarter's percentage of operating revenues, wherein margins were relatively high due to the delivery of two animated video sequels to Brave Little Toaster, in the fourth quarter the Company's joint venture with Granada Television delivered five episodes of Cracker, to ABC and the Company delivered seven episodes of Hammer. As is usually the case with newly-introduced episodic television series, the joint venture realized a relatively low operating margin on Cracker, and the Company realized relatively low operating margins on Hammer and certain additional new product. Also during the fourth quarter of fiscal 1997, the Company reduced prior estimates of future revenues of certain film and television productions. Principal among the productions so adjusted was Gun, which was not picked up by the ABC television network for its Fall 1997 or Spring 1998 broadcast seasons. These factors combined to decrease the carrying value of film and television inventory by $1,325,000 in the fourth quarter.

Selling, general and administrative expenses increased to $4,023,000 in fiscal 1997 compared to $3,096,000 in fiscal 1996. This 30% increase resulted principally from increased salary and benefits expenses.

An $811,000 (163%) increase in the provision for doubtful accounts and notes in fiscal 1997 compared to fiscal 1996 resulted principally from a deterioration in net expected international collections.

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

The Company's effective income tax rate was (1%) for the year ended September 30, 1997 compared to an effective income tax rate of 4% for the year ended September 30, 1996. The Company recognized minimum state income tax expense incurred despite its net loss and loss carryforwards.

The Company reported a net loss of $(4,369,000), or $(.49) per share, for the fiscal year ended September 30, 1997, and net earnings of $730,000, or $.11 per share, for the fiscal year ended September 30, 1996. The loss in 1997 resulted primarily from the Company's fourth quarter reduction of prior estimates of future revenues of certain film and television product, and fourth quarter increased allowance for doubtful receivables which aggregated $2,600,000, and also from start-up costs in connection with the Company's new distribution personnel and products activities.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased 80% to $3,309,000 (including $1,988,000 of restricted cash being used as collateral for a film sale/leaseback transaction and for certain production loans, and $66,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1998 from $16,791,000 (including $1,609,000 of restricted cash and $105,000 of reserved cash) at September 30, 1997 primarily from utilizing cash flow to fund extended trade receivables and certain joint ventures. The above amounts are prior to the Company's receipt of net proceeds of $5,673,000 in a private placement of common stock completed in December 1998.

The Company's production and distribution operations, and its investment in the start-up operations of Search and GCL are capital intensive. Newly-acquired or established entities are less capital-intensive but will require additional working capital to support planned growth. The Company has funded its working capital requirements through receipt of third party domestic and international licensing payments as well as other operating revenues, and proceeds from debt and equity financing, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the expansion of the Company's international distribution business significantly increased the Company's working capital requirements and use of related production loans. In addition, the expansion of the Company's international distribution business, the establishment of its feature film division and its Internet and direct marketing subsidiary U.S. Search have significantly increased the Company's working capital requirements and use of related production loans. The amount available under the credit facility as of December 29, 1998 was $310,000. The Company increased the maximum amount of its secured line of credit in December 1998, as described below.

The Company experienced net negative cash flows of $(19,601,000) from operating activities primarily resulting from the Company's operating expenditures exceeding operating receipts at the Company and its newly-acquired subsidiary 800-US Search, and from extended trade receivables during the twelve months ended September 30, 1998. This was partially offset by net cash of $10,228,000 provided by financing activities from production loans, and greater usage of the Company's revolving line of credit. As a result primarily of an excess of production and operating expense payments over cash collections plus borrowings, net unrestricted cash decreased by ($13,822,000) to $1,255,000 on September 30, 1998. On December 29, 1998 the Company held more than $7,500,000 in net unrestricted cash. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

Credit Facility

In June, 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000 ,and in December 1998 the agreement was further amended to increase the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement provides for borrowing by the Company based on specified percentages of domestic and international accounts and contracts receivable and a specified amount based upon the Company's appraised library value for unsold or unlicensed rights. In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow production funding after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.25% as of December 24,1998) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of (a) Chase's Prime Rate (7.75% as of December 24, 1998), (b) Chase's Base CD Rate (5.61% as of December 24, 1998) plus 1% or (c) the Federal Funds Effective Rate (4.72% as of December 24, 1998) plus 1/2%) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of .5% per annum of the unused portion of the credit line. As of December 29, 1998, the Company had drawn down $62,690,000 under the credit facility out of a total net borrowing base availability of $63,000,000. Also on that date, the Company held over $7,500,000 of unrestricted cash and over $1,900,000 of restricted cash.

The credit agreement contains various restrictive covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). In December 1998 the credit agreement was further amended to change the leverage covenant effective as of September 30, 1998.

As of December 1998 the banks increased the maximum amount of the Company's collateralized line of credit from $60,000,000 to $75,000,000. Existing participants in the syndicate approved the increase and are committed to lend up to $63,000,000. Additional availability is subject to adding new banks to the syndicate. The Company expects that availability under the line of credit will increase to at least $68,000,000 in the next 60 days based on discussions with potential new syndicate members. As of December 29, 1998, the principal amount outstanding under this credit line was $62,690,000 and $310,000 remained available for borrowing.

Securities Offerings

As of September 30, 1998, $4,700,000 principal amount of 8% Convertible Subordinated Debentures and $4,100,000 principal amount of 9% Convertible Subordinated Debentures were outstanding. Through December 17, 1998, an additional $100,000 principal amount of the 8% Debentures were converted into 17,094 shares of Common Stock and no additional shares of 9% Debentures were converted. As of September 30, 1998, approximately $77,000 principal amount of Series A Debentures (convertible into common stock at an adjusted rate of approximately $7.61 per share) and $3,205,500 of Series B Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) were outstanding. The Company has the right to redeem the Series A Debentures and the Series B Debentures at par.

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

In July 1996, the Company closed a secondary public offering of an aggregate of 4,750,000 units (a "Unit"), each Unit consisting of two shares of Common Stock (now equivalent to 1,583,334 shares in the aggregate giving effect to the 1-for-6 reverse stock split) and one five year Class C Redeemable Common Stock Purchase Warrant to purchase Common Stock at an adjusted exercise price of $6.8625 per share. The Company received net proceeds in the amount of $9,203,000. In connection with such offering, the Company issued warrants to purchase up to an aggregate of 475,000 Units (prior to the reverse split) at an adjusted rate of $18.00 per Unit to the underwriter thereof and a consultant.

In December 1998, the Company issued 1,200,000 shares of Common Stock in a private placement. The Company received net proceeds of $5,673,000.

 Production/Distribution Loans

The Company's other borrowings, totaling $14,171,000 as of September 30, 1998, consisted of production loans from Banque Paribas (Los Angeles Agency) ("Paribas"), Equicap Financial Corporation ("Equicap") and Comerica Bank - California ("Comerica") to consolidated production entities, and loans to the Company's 80%-owned subsidiary, 800-US Search. The Kushner-Locke Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders

The table below shows other loans as of September 30, 1998:

                                                                                                     KUSHNER-
                                                                                                      LOCKE
   FILM OR COMPANY                               ORIGINAL          AMOUNT           WEIGHTED        CORPORATE        PRESENT
                            LENDER              LOAN AMOUNT      OUTSTANDING        INTEREST        GUARANTY         MATURITY
   -------------------------------------------------------------------------------------------------------------------------------
   Basil                     Paribas           $ 6,300,000       $ 2,159,000            10%       $ 2,159,000       6/15/99
   Black  & White           Comerica             1,850,000         1,804,000         Prime + 2%            --       1/31/99
   Magic Adventures 3        Equicap             3,500,000         2,995,000       Cdn. Prime +2%          --       4/1/99
   Ringmaster               Comerica             2,900,000         2,359,000         Prime + 1%       800,000       4/30/99
   Susan's Plan             Comerica             4,625,000         4,115,000         Prime + 1%       600,000       3/31/99
   800-US Search          Comerica and
                         trade creditors                             739,000           10.5%          345,000       Various
                                               -----------       -----------                      -----------

                                               $19,175,000       $14,171,000                      $ 3,904,000
                                               ===========       ===========                      ===========




In February 1997, a $6,300,000 production loan was obtained from Paribas to cover a portion of the production budget of Basil. The loan bears interest at Prime (7.75% as of December 24,1998) plus 0.5% or at LIBOR (5.25% as of December 24, 1998) plus 2.5% payable monthly plus certain loan fee amounts. The loan is collateralized by the rights, title and assets related to the film which is being delivered to sub-distributors. In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations. In December 1998 Paribas extended the maturity of the production loan guaranteed by the Company to June 1999.

In November 1997, an $8,200,000 production loan was obtained from Comerica by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at Prime (7.75% as of December 24, 1998) plus 1% or at LIBOR ( 5.25% as of December 24, 1998) plus
2%. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on January

31, 1999. The loan is collateralized by the rights, title and assets related to the film.

In February 1998, 800-U.S. Search obtained a collateralized line of credit from Comerica. Advances under the line bear interest at Prime (7.75% December 24, 1998) plus 2.50% payable monthly. In August 1998 the bank and the Company agreed that the loan would be capped at the $345,000 amount outstanding as of that date. In November 1998, Search did not repay the loan then due. In December 1998 Comerica extended the loan's maturity date to March 1999. Through September 30, 1998 the Company had also loaned 800-U.S. Search $1,152,000 and the Company continues to provide funding to Search.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (7.75% as of December 24, 1998) plus 1% or at LIBOR (5.25 % as of December 24, 1998) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan.

In April 1998, a $1,850,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Black & White. The loan bears interest at Prime (7.75% as of December, 1998) plus 2% or at LIBOR (5.25% as of December 24, 1998) plus 2.25%. The loan is collateralized by the rights, title and assets related to the film.

In May 1998, a Canadian dollar 5,100,000 production loan was obtained from a Canadian financial institution, by a consolidated subsidiary to cover a portion of the production budgets of six direct-to-video feature films. The loan bears interest at the Canadian Prime Rate (6.75% as of December 24, 1998) plus 2%. The loan is collateralized by the rights, title and assets related to the films. The Company agreed to pay $550,000 to the subsidiary borrower upon delivery of each of the films for the acquisition of distribution rights.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. The loan bears interest at Prime (7.75% as of December 24, 1998) plus 1% or at LIBOR (5.25% as of December 24, 1998) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan.

The Company entered into an agreement in principle with Universal Studios, Inc. whereby the Company has the right to distribute in international territories up to nine moderate to high-budget motion pictures over a three year period. The Company has the right to select the motion pictures, if any, to be distributed among Universal Studios, Inc. titles made available by Universal Studios, Inc. In the event the Company and Universal Studios, Inc. agree upon one or more films under the arrangement, management currently expects to finance its acquisition of the distribution rights via credit facilities not presently in place. There can be no assurance that definitive agreements for this distribution arrangement will be agreed to, that financing will be obtained, or that such activities will ultimately be profitable if undertaken.

Management expects to finance future production, broadcast and distribution arrangements through a combination of production loans and credit facility borrowings. No assurance can be given that such financing will be available when and if needed. Management believes the Company will comply with the restrictive covenants of the Chase agreement and accordingly the credit facility will be available through June 2000, the maturity date. Search is contemplating raising additional capital through an issuance or issuances of common stock either in a private placement or in an initial public offering ("IPO") in 1999. Such offerings would be made only by means of a private placement memorandum to qualified investors or by means of a prospectus. In the event of any issuance of common stock in a private placement, such common stock will not be registered under the Securities Act of 1933, a amended, and accordingly may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. If any such offering were completed, the Company's equity interest and ultimately its control of Search will be diluted. The valuation of Search in any new financing is extremely speculative since Search is a company with net losses. There is significant uncertainty whether Search would be able to complete any financing and, if so, at a significant valuation. At the same time, the Company expects Search to increase its Internet and television advertising of Search's services. As a result, Search's net losses may continue to increase.

After September 30, 1998, certain wholly-owned subsidiaries of the Company entered into production loan arrangements with Far East National Bank for loans aggregating up to $3,900,000. As of December 24, 1998, approximately $3,370,000 was outstanding under such loans.

The Company expects international operations to increase as a portion of total operations. Therefore the Company may be exposed to increased risks of currency translation losses, cash collection and repatriation risks and risks of adverse political, regulatory and economic changes.

SUMMARY

Management believes that existing resources and cash generated from operating activities, together with amounts expected to be available under the syndicated revolving credit agreement with Chase will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company may be required to seek other sources of financing to meet its working capital requirements, including a further increase under its syndicated revolving credit agreement, a separate equity financing for Search or other possible sources of financing. The Company from time to time will seek additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital. The Company may not obtain additional financing on terms satisfactory to the Company or at all.

In addition to expanding production and its distribution business, whether internally or by acquisition, the Company also considers acquisition possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

The Company's business and operations have not been materially affected by inflation.

SEASONALITY

Management believes that the Company's sales volumes are not subject to significant fluctuations based upon seasonality.

YEAR 2000 ("Y2K") ISSUES

The "Year 2000 Issue" is typically the result of certain firmware limitations and of limitations of certain software written using two digits rather than four to define the applicable year. If software and firmware with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, interruptions in customer service operations, a temporary inability to process transactions, conduct searches, or engage in similar normal business activities.

The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company believes that most of its off-the-shelf software is Year 2000 compliant. However, there is no assurance that the Company will not be required to modify or replace significant portions of its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. The Company is engaged in a two-phase process to evaluate its internal status with respect to the Year 2000 issue. The Company is currently conducting a Year 2000 evaluation ("Phase One") including Information Technology ("IT") systems, non-IT systems, and critical third-party entities with which the Company transacts business. If required modifications to existing software and firmware or conversions to new software or firmware are not made, or are not completed timely, or if there is a malfunction in software or firmware used on computer systems utilized by those upon whom the Company depends for provision of its services, there is no assurance that potential systems interruptions or the cost necessary to update such software or firmware or any outages or delays in services will not have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Further, the failure of the Company to successfully resolve such issues could result in a shut-down of some or a substantial portion of the Company's operations (including those of Search), which could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

Search depends on information contained primarily in electronic format in databases and computer systems maintained by third parties. The disruption of such third-party systems and the supply of information provided through such systems could have a material adverse effect on Search's, and therefore the Company's, business, financial condition, results of operations and prospects. In addition, Search relies on the integration of various systems in aggregating the content from multiple sources. The failure of any of those systems as a result of Year 2000 compliance issues could prevent Search from delivering its products and services, which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Search does not currently have any information concerning the Year 2000 compliance status of its customers and their Internet service providers. In the event that substantial numbers of Internet users do not successfully and timely achieve Year 2000 compliance, Search's, and therefore the Company's, business, financial condition, results of operations and prospects could be adversely affected.

The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, and in particular those related to Search. Contingency plans are expected to be developed in detail and expanded during 1999. There is no assurance that the Company will be able to develop a contingency plan that will adequately address all Year 2000 issues. The failure of the Company to develop and implement, if necessary, an appropriate contingency plan could have a material impact on the Company's business, financial condition, results of operations and prospects. Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company or Internet Year 2000 compliance failures and related service interruptions. Any significant interruption of general access to, or the customary function and operations of, the Internet could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. Although the Company currently believes that this issue will not pose significant operational problems, delays in the modification or conversion of its or Search's systems, or those of vendors and suppliers of services to the Company and Search, or the failure to fully identify all Year 2000 dependencies in the systems could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

Until the completion of phase one, the Company cannot quantify the impact of the Year 2000 issue; however, failure of critical internal IT systems, non-IT systems, third-party vendors and financial institutions may limit or prevent the Company from performing services for its customers, and could have a material adverse effect on the Company's business, financial condition, and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS No, 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements issued for periods ending after December 15, 1997, including interim periods. The Company's basic earnings per share as calculated under SFAS 128 are $(0.73), $(0.49) and $0.11 for the years ended September 30, 1998, 1997 and 1996 respectively.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. Management believes that the impact of SFAS No. 131 will not be material to the Company's financial statements.

to, stockholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 20, 1998, the Company changed its independent public accountants. This change (and the response of the Company's former independent public accountants) is described in the Company's Current Report on Form 8-K filed on October 27, 1998, which is incorporated by reference herein. This Annual Report contains an independent auditor's report issued by the Company's former independent public accountants.


                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1998) in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

11. EXECUTIVE COMPENSATION

The information called for in Item 11 of Part II I shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1998) in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1998) in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1998) in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report on Form 10-K.

14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                           PAGE
 (a)      (1) Financial Statements:
              Independent Auditors' Report..............................................................................  45
              Independent Auditors' Report..............................................................................  46
              Consolidated Balance Sheets at September 30, 1998 and 1997................................................  47
              Consolidated Statements of Operations for the years ended September 30, 1998, 1997,  and 1996.............  48
              Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997, and 1996..............  49
              Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1997, and 1996....  51
              Notes to Consolidated Financial Statements................................................................  52

          (2) Financial Statement Schedule
              Schedule II for the years ended September 30, 1998, 1997, and 1996........................................  78
                       All other schedules are inapplicable and, therefore, have been omitted.

          (3) Exhibits
              Exhibits filed as part of this report are listed in the Exhibit Index, which follows the
              Signatures

 (b)          Report on Form 8-K:
              Current Report of the Company on Form 8-K, as filed on October 27, 1998


Report of Independent Accountants

The Board of Directors and Stockholders of The Kushner-Locke Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of The Kushner-Locke Company (the "Company") and its subsidiaries at September 30, 1998, and the results of their operations and their cash flows for the year ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Los Angeles, California
December 24, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Kushner-Locke Company:

We have audited the accompanying consolidated balance sheet of The Kushner-Locke Company and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the two-year period ended September 30, 1997. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the years in the two-year period ended September 30, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Kushner-Locke Company and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended September 30, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Los Angeles, California
December 26, 1997

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                                                     1998                 1997
                                                                                                 -------------       -------------
 ASSETS
 Cash and cash equivalents ................................................................      $   1,255,000       $  15,077,000
 Reserved cash ............................................................................             66,000             105,000
 Restricted cash ..........................................................................          1,988,000           1,609,000
 Accounts receivable, net of allowance for doubtful accounts of $2,509,000 in 1998 and
   $891,000 in 1997 .......................................................................         40,418,000          27,696,000
 Due from affiliates ......................................................................          2,488,000             588,000
 Note receivable from related party .......................................................            231,000             423,000
 Film and television property costs, net of accumulated amortization ......................         73,773,000          68,507,000
 Investments in unconsolidated entities, at equity ........................................         10,798,000           7,135,000
 Other assets .............................................................................          6,088,000           3,228,000
                                                                                                 -------------       -------------


 Total assets .............................................................................      $ 137,105,000       $ 124,368,000
                                                                                                 =============       =============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and accrued liabilities .................................................      $   6,031,000       $   2,935,000
 Notes payable ............................................................................         73,151,000          62,647,000
 Deferred film license fees ...............................................................          4,111,000           3,362,000
 Contractual obligations ..................................................................         13,851,000           6,155,000
 Production advances ......................................................................          2,969,000           6,502,000
 Convertible subordinated debentures, net of deferred issuance costs ......................         11,526,000          11,631,000
                                                                                                 -------------       -------------

 Total liabilities ........................................................................        111,639,000          93,232,000


 Commitments and contingencies

 Stockholders' equity:
      Common stock, no par value. Authorized 50,000,000 shares: issued and outstanding 9,217,029 shares at September 30, 1998 and 9,090,080 shares at September 30,
      1997 ................................................................................         39,571,000          38,905,000
   Accumulated deficit ....................................................................        (14,105,000)         (7,769,000)
                                                                                                 -------------       -------------

           Net stockholders' equity .......................................................         25,466,000          31,136,000
                                                                                                 -------------       -------------


Total liabilities and stockholders' equity ................................................      $ 137,105,000       $ 124,368,000
                                                                                                 =============       =============


See accompanying notes to consolidated financial statements.

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



                                                                             1998             1997             1996
                                                                          ------------     ------------     ------------
Operating revenues:
     Film and television program licensing ...........................    $ 67,931,000     $ 56,935,000     $ 80,157,000
     Search and individual reference services ........................       7,869,000               --               --
                                                                          ------------     ------------     ------------
          Total operating revenues....................................      75,800,000       56,935,000       80,157,000
                                                                          ------------     ------------     ------------
Costs related to operating revenues:
     Film and television program licensing ...........................     (58,038,000)     (52,084,000)     (70,648,000)
     Search and individual reference services ........................      (3,589,000)              --               --
                                                                          ------------     ------------     ------------
          Total costs related to operating revenues ..................     (61,627,000)     (52,084,000)     (70,648,000)
                                                                          ------------     ------------     ------------

         Gross profit ................................................      14,173,000        4,851,000        9,509,000

Selling, general and administrative expenses .........................     (12,028,000)      (4,023,000)      (3,096,000)
Provision for doubtful accounts and notes ............................      (2,118,000)      (1,310,000)        (499,000)

                                                                          ------------     ------------     ------------


     Earnings (loss) from operations .................................          27,000         (482,000)       5,914,000

Interest income ......................................................          79,000          163,000          198,000
Interest expense .....................................................      (6,261,000)      (4,027,000)      (4,027,000)
Interest expense related to Bridge Note financing ....................              --               --         (943,000)

                                                                          ------------     ------------     ------------


     Earnings (loss) before income taxes and extraordinary item ......      (6,155,000)      (4,346,000)       1,142,000

Income tax expense ...................................................        (181,000)         (23,000)         (47,000)

                                                                          ------------     ------------     ------------




     Earnings (loss) before extraordinary item .......................      (6,336,000)      (4,369,000)       1,095,000



Extraordinary item: costs associated with repayment of credit
     facility.........................................................              --               --         (365,000)
                                                                          ------------     ------------     ------------



     Net earnings (loss) .............................................    $ (6,336,000)    $ (4,369,000)    $    730,000
                                                                          ============     ============     ============




Basic and diluted earnings (loss) per share:
   Before extraordinary item .........................................    $       (.69)    $       (.49)    $        .16
   Extraordinary item ................................................              --               --             (.05)
                                                                          ------------     ------------     ------------

    Net earnings (loss) ..............................................    $       (.69)    $       (.49)    $        .11
                                                                          ============     ============     ============


Weighted average common shares outstanding ...........................       9,181,000        8,959,000        6,668,000
                                                                          ============     ============     ============




See accompanying notes to consolidated financial statements.

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                  1998             1997             1996
                                                              ------------    ------------    ------------
    Cash flows from operating activities:
     Net earnings (loss) .................................    $ (6,336,000)   $ (4,369,000)   $    730,000
      Adjustments to reconcile net earnings (loss)
       to net cash used by operating activities:
         Amortization of film costs ......................      53,916,000      50,835,000      70,068,000
         Depreciation and  amortization ..................         530,000         192,000         190,000
         Provision for doubtful accounts and notes .......       2,118,000       1,310,000         499,000
         Amortization of capitalized issuance costs ......       1,013,000         969,000         299,000
         Interest on bridge loan .........................              --              --         750,000
         Compensation expense .............................        348,000              --              --
      Changes in assets and liabilities:
         Restricted cash .................................        (379,000)     (1,190,000)        743,000
         Reserved cash ...................................          39,000       4,021,000      (4,126,000)
         Accounts receivable, net ........................     (14,755,000)     (6,121,000)    (15,520,000)
         Other receivables ...............................      (1,708,000)        767,000        (717,000)
         Film and television property costs ..............     (59,182,000)    (60,879,000)    (54,815,000)
         Other assets ....................................        (130,000)             --              --
         Accounts payable and accrued liabilities ........       1,608,000        (342,000)         32,000
         Debt issuance costs .............................        (800,000)             --              --
         Deferred film license fees ......................         749,000         (98,000)        707,000
         Contractual obligations .........................       6,901,000       2,643,000       2,517,000
         Production advances .............................      (3,533,000)      4,369,000     (14,476,000)
                                                              ------------    ------------    ------------

              Net cash used by operating activities ......     (19,601,000)     (7,893,000)    (13,119,000)
                                                              ------------    ------------    ------------

    Cash flows from investing activities:
     Investments in unconsolidated entities ..............      (3,663,000)     (5,621,000)     (1,495,000)
     Purchases of property, plant and equipment ..........        (786,000)       (157,000)       (140,000)
                                                              ------------    ------------    ------------

              Net cash used by investing activities ......      (4,449,000)     (5,778,000)     (1,635,000)
                                                              ------------    ------------    ------------

    Cash flows from financing activities:
     Borrowings under notes payable ......................      42,094,000      54,716,000      34,081,000
     Repayment of notes payable ..........................     (31,864,000)    (33,550,000)    (20,998,000)
     Net proceeds from issuance of common stock ..........              --              --       7,202,000
     Net proceeds from exercise of stock options .........          34,000              --         412,000
     Repayment of debentures .............................         (36,000)             --         (56,000)
     Other ...............................................              --        (491,000)     (1,935,000)
                                                              ------------    ------------    ------------

              Net cash provided by financing activities...      10,228,000      21,657,000      18,706,000
                                                              ------------    ------------    ------------

              Net increase (decrease) in cash ............     (13,822,000)      7,986,000       3,952,000
    Cash and cash equivalents at beginning of year .......      15,077,000       7,091,000       3,139,000
                                                              ------------    ------------    ------------

                                                              ============    ============    ============



    Cash and cash equivalents at end of year ..........   $  1,255,000    $ 15,077,000    $  7,091,000
                                                          ============    ============    ============

    Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest .....................................   $  6,427,000    $  4,487,000    $  3,557,000
                                                          ============    ============    ============

          Income taxes ................................         40,000    $     23,000    $     47,000
                                                          ============    ============    ============




          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(1) In fiscal 1996, $6,500,000 of convertible subordinated debentures were converted into 1,182,248 adjusted shares of common stock including 105,289 adjusted shares of common stock, valued at $750,000, relating to interest on the bridge loan. See accompanying notes to consolidated financial statements.

(2) In fiscal 1997, $667,000 of convertible subordinated debentures were converted into 84,562 adjusted shares of common stock.

(3) In fiscal 1998, $300,000 of convertible subordinated debentures were converted into 51,282 adjusted shares of common stock valued at $284,000. In addition, the Company issued warrants to Allen & Company Incorporated, valued at $348,000. Also in fiscal 1998 the Company acquired an 80% interest in 800-US Search in exchange for certain guaranties of indebtedness. In conjunction with the acquisition, liabilities were assumed as follows:

                     Fair value of assets acquired:             $461,000
                     Cash paid for the capital stock:                 --
                     Liabilities assumed:                     $2,557,000

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                NUMBER OF                                 (ACCUMULATED
                                                 SHARES              COMMON STOCK            DEFICIT)                  NET
                                               ------------          ------------          ------------           ------------


     Balance at September 30, 1995 .........      5,911,100          $ 23,337,000          $ (4,130,000)          $ 19,207,000

Issuance of common stock ...................      1,583,333             7,202,000                    --              7,202,000
Stock options exercised ....................         75,000               412,000                    --                412,000
Stock purchase warrants exercised ..........         25,860                    --                    --                     --
Issuance of bridge loan stock ..............        105,289               750,000                    --                750,000
Conversion of subordinated debentures ......      1,076,959             5,949,000                    --              5,949,000
Net earnings ...............................             --                    --               730,000                730,000
                                               ------------          ------------          ------------           ------------



      Balance of September 30, 1996 ........      8,777,541            37,650,000            (3,400,000)            34,250,000

Issuance of common stock ...................        227,500               598,000                    --                598,000
Conversion of subordinated debentures ......         84,562               613,000                    --                613,000
Other ......................................            477                44,000                    --                 44,000
Net loss ...................................             --                    --            (4,369,000)            (4,369,000)
                                               ------------          ------------          ------------           ------------

     Balance at September 30, 1997 .........      9,090,080            38,905,000            (7,769,000)            31,136,000

Stock options excercised ...................          9,000                34,000                    --                 34,000
Conversion of subordinated debentures ......         51,282               284,000                    --                284,000
Other ......................................         66,667               348,000                    --                348,000
Net loss ...................................             --                    --            (6,336,000)            (6,336,000)
                                               ------------          ------------          ------------           ------------

     Balance at September 30, 1998 .........      9,217,029          $ 39,571,000          $(14,105,000)          $ 25,466,000
                                               ============          ============          ============           ============



          See accompanying notes to consolidated financial statements.

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The Company

The Kushner-Locke Company (the "Company") primarily develops, produces and distributes feature films, direct-to-video films, television series, movies-for-television, mini-series and animated programming. In the last three years, the Company expanded its operations into related business lines in ancillary markets for its product such as merchandising, home video, cable and interactive/multimedia applications for characters and story ideas developed by the Company.

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

During fiscal 1998, the Company acquired 80% of the outstanding common stock of 800-US Search through an assumption of liabilities, and established a new 80%-owned joint venture for Latin American distribution and satellite television broadcasting. Those entities' accounts are consolidated in the accompanying financial statements from the date of acquisition or establishment. Pro forma annual results of operations assuming the acquisition of 800-US Search had occurred at the beginning of fiscal 1997 are not presented as 800-US Search results are included for more than 10 months of fiscal 1998 and operations for the fourteen months preceding the acquisition are minor. The acquisition of 800-US Search was accounted for as a purchase and, after revaluing acquired assets and liabilities, the Company recorded a $2,097,000 intangible asset representing the excess of cost over net assets acquired. That intangible asset is being amortized straight-line over an estimated 5 year life.

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

The Company's subsidiary, 800-US Search, generates revenues by performing various information search services for customers. Revenue is recognized when the results of the search services are delivered. In instances where searches are not completed to the customer's satisfaction, 800-US Search performs limited additional customer support for up to one year following the initial sale. Such customer support costs are estimated and provided for in the period of sale.


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

The Company capitalized interest of $982,000, $1,429,000 and $1,735,000 to film and television property costs for the years ended September 30, 1998, 1997, and 1996, respectively. During the same respective periods, $6,261,000, $4,027,000 and $ 4,970,000 of total interest costs were incurred.

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

Search Advertising Costs

The Company's subsidiary, 800-US Search purchases advertising time on network television programs. Prepaid broadcast and publication expenses are expensed when the advertisement is available. Advertising television production costs are capitalized and recorded as expense upon first airing. Advertising expense for fiscal 1998 was approximately $4,747,000.

Concentrations of Risk:

Credit Risks

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with various domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. From time to time, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation (FDIC) limits.

The Company's customers are located throughout the world. For certain revenue streams, the Company does not require guarantee of payment and establishes an allowance for doubtful accounts based upon historical trends and other information. To date, such losses have been within management's expectations.

Business Risks

The Company's subsidiary, 800-US Search, provides services to its customers using internal and external computer systems. Operations are currently susceptible to varying degrees of security (including physical and electronic security breaches) as well as varying levels of internal support. A disruption in security or internal support could cause a delay in the 800-US Search's performance of services which would adversely affect operating results.

Cash and Cash Equivalents

The Company considers certificates of deposit and other highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted and Reserved Cash

At September 30, 1998, the Company had $1,988,000 in restricted cash related to deposits held at a British bank pursuant to film sale/leaseback transactions, and to advances made by the Company to film producers for the acquisition of distribution rights or films not yet completed ($1,609,000 at September 30, 1997). The latter cash advances are held in escrow accounts as collateral by financial institutions providing production loans to those producers. In addition, the Company has $66,000 in cash collected by the Company and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the terms of the Company's credit facility ($105,000 at September 30, 1997).

International Currency Transactions

The majority of the Company's foreign sales transactions are payable in U.S. dollars. Accordingly, international currency transaction gains and losses included in the consolidated statements of operations for the three years ended September 30, 1998 were not significant.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of SFAS No. 123. Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based upon the difference on the grant date between the fair value of the Company's Common Stock and the grant price.

Fair Value of Financial Instruments

The recorded value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, contractual obligations and participants' share payable for talent residuals approximate their fair value due to the relatively short maturities of these instruments. The fair value of due from affiliates and note receivable from a related party have not been estimated due to the related party nature of such amounts. The fair value of notes payable and convertible subordinated debentures approximates the recorded value due to the stated interest rate on such instruments and the indeterminate nature of the value of the convertibility feature of such debt instrument.

Reverse Stock Split

In September 1997 the Company effected a 1-for-6 reverse split of the issued and outstanding shares of common stock which had been approved by the stockholders. All references to shares outstanding give effect to this reverse stock split as if it had occurred at the beginning of the earliest period presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The inclusion of the additional shares assuming the conversion of the Company's convertible subordinated debentures or assuming the exercise of warrants or stock options would have been antidilutive for all periods presented.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. Management believes that the impact of SFAS No. 131 will not be material to the Company's financial statements.

(2) Film and Television Property Costs

Film and television property costs consist of the following:

                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                                1998                  1997
                                                                             -----------          -----------
In process or development .........................................          $10,570,000          $10,497,000
Released, principally feature films and
  television productions, net
  of accumulated amortization .....................................           63,203,000           58,010,000
                                                                             -----------          -----------
Total .............................................................          $73,773,000          $68,507,000
                                                                             ===========          ===========


Based upon the Company's present estimates of anticipated future revenues at September 30, 1998, approximately 70% of the film costs related to released films and television series will be amortized during the three-year period ending September 30, 2001.

(3)  Investments in Unconsolidated Entities, at Equity

The Company has produced certain films and television programs and sells Christian music utilizing entities which are not consolidated. Information regarding the Company's investments and advances in unconsolidated entities, net as of September 30, 1998 and 1997 were as follows:


                                                          NET EQUITY
                                         OWNERSHIP      INVESTMENT AND
      INVESTEE                               %            ADVANCES
                                         ---------     ---------------
1998:
  BLT Ventures .....................        50%          $   827,000
  Cracker Company LLC ..............        50%            5,648,000
  TV First .........................        50%              520,000
  Grendel Productions LLC ..........        25%            2,093,000
  Swing Ventures ...................        50%            1,230,000
  Others ...........................      Various            480,000
                                                         -----------
                                                         $10,798,000
                                                         ===========

1997:
  BLT Ventures .....................        50%          $ 1,925,000
  Cracker Company LLC ..............        50%            3,003,000
  TV First .........................        50%              868,000
  Grendel Productions LLC ..........        25%            1,002,000
  Others ...........................        50%              337,000
                                                         -----------
                                                         $ 7,135,000
                                                         ===========

Equity in earnings (losses) of unconsolidated entities and other investments for the years ended September 30, 1998, 1997 and 1996 which are included in operating revenues were as follows:


                                    1998                  1997                  1996
                                 -----------           -----------           -----------
BLT  Ventures ............           (98,000)          $ 1,896,000           $   243,000
Cracker Company, LLC .....           342,000               313,000                    --
TV First .................          (148,000)              (20,000)              (17,000)
Grendel Productions LLC ..           136,000                    --                    --
Swing Ventures ...........           207,000                    --                    --
Others ...................           (85,000)                   --                    --
                                 -----------           -----------           -----------
                                 $   354,000           $ 2,189,000           $   226,000
                                 ===========           ===========           ===========

The following representation is a condensed combined unaudited summary of financial information of the Company's investments. Certain of the Company's other equity investments are not considered significant and are therefore not included:

COMBINED BALANCE SHEETS

                                                             SEPTEMBER 30
                                                     --------------------------------
                                                        1998                   1997
                                                     -----------          -----------
                                                              (unaudited)
Film and television programming costs net .......    $11,625,000          $12,510,000

Cash ............................................      1,956,000            1,242,000
Receivables and other assets ....................     16,794,000            3,304,000
                                                     -----------          -----------
        Total assets ............................    $30,375,000          $17,056,000
                                                     ===========          ===========
Accounts payable ................................    $ 1,035,000          $ 1,481,000
Notes payable ...................................      8,099,000              208,000
Production advances .............................        104,000           10,896,000
Ownership equity ................................     21,137,000            4,471,000
                                                     -----------          -----------
     Total liabilities and ownership equity .....    $30,375,000          $17,056,000
                                                     ===========          ===========


COMBINED OPERATING STATEMENTS

                                                              YEAR ENDED SEPTEMBER 30
                                              ----------------------------------------------------------
                                                   1998                   1997                   1996
                                              ------------           ------------           ------------
                                               (unaudited)            (unaudited)             (unaudited)

Operating income ........................     $ 31,871,000           $ 24,681,000           $  3,393,000

Costs relating to operating revenues ....      (30,908,000)           (20,278,000)            (2,896,000)
Interest income .........................           38,000                  4,000                  5,000
Interest expenses .......................          (29,000)               (29,000)               (49,000)
                                              ------------           ------------           ------------
Net earnings ............................     $    972,000           $  4,378,000           $    453,000
                                              ============           ============           ============

No dividends were received from unconsolidated entities during fiscal 1998, 1997 or 1996.

(4) Notes Payable

Notes payable consist of the following:

                                                                               SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                                               ------------------     ------------------
Note payable to bank, under the revolving credit facility collateralized by substantially all Company assets, interest at varying rates as discussed
  below, outstanding principal balance due June 2000 .............................   $58,980,000          $56,803,000
Notes payable to banks and/or financial institutions principally consisting of production loans collateralized by film
  rights .........................................................................    14,171,000            5,844,000
                                                                                     -----------          -----------
Total ............................................................................   $73,151,000          $62,647,000
                                                                                     ===========          ===========

In June 1996 the Company obtained a $40,000,000 syndicated revolving credit facility. In conjunction with this new facility, the Company repaid amounts outstanding under its previously existing $15,000,000 credit facility. Unamortized issuance costs of $365,000 relating to this previous credit facility were expensed as an extraordinary item in 1996. In September 1997 the facility was increased to $60,000,000, and in December 1998 the facility was increased to $75,000,000.

The revolving credit facility is available through June 2000 and bears interest at the Company's option, either (i) at LIBOR (5.25% as of December 24, 1998) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or LIBOR plus 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of
(a) the agent bank's Prime Rate (7.75% as of December 24, 1998), (b) the agent bank's Base CD Rate (5.61% as of December 24, 1998) plus 1% or (c) the Federal Funds Effective Rate (4.72% as of December 24, 1998) plus 1/2% plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche). The credit agreement contains restrictive covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds, and prohibit payment of cash dividends and prepayment of most subordinated debt. In addition, the Company must maintain a minimum liquidity level, limit overhead expense and to meet certain financial ratios. The bank could declare an event of default if either of Messrs. Locke or Kushner failed to be the Chief Executive Officer of the Company or if any person or group acquired ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). In December 1998 the credit agreement was amended to change the leverage covenant effective as of September 30, 1998, and the Company was in compliance with the amended covenant.

The Company's other borrowings, totaling $14,171,000 as of September 30, 1998, consist of production loans from Banque Paribas (Los Angeles Agency) ("Paribas"), Equicap Financial Corporation ("Equicap") and Comerica Bank - California ("Comerica") to consolidated production entities, and a loan to the Company's 80%-owned subsidiary. The Kushner-Locke Company provided limited corporate guarantees for portions of the loans which are callable in the event that the respective borrower does not repay the loan made by the respective maturity date. Deposits paid by distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders. During fiscal 1998 the Imperial Bank loan which was outstanding as of September 30, 1997 was fully repaid and.$1,409,000 of the principal of the Paribas loan relating to Basil was repaid.

The table below shows other collateralized loans as of September 30, 1998.

                                                                                                         KUSHNER-
    FILM OR COMPANY                                                                                       LOCKE
                                               ORIGINAL LOAN       AMOUNTS           WEIGHTED           CORPORATE
                              LENDER               AMOUNT         OUTSTANDING        INTEREST            GUARANTY       MATURITY
---------------------------------------------------------------------------------------------------------------------------------
Basil                        Paribas           $ 6,300,000      $ 2,159,000             10%            $2,159,000        6/15/99

Black & White               Comerica             1,850,000        1,804,000         Prime + 2%                 --        1/31/99
Magic Adventures 3           Equicap             3,500,000        2,995,000       Cdn. Prime +2%               --         4/1/99
Ringmaster                  Comerica             2,900,000        2,359,000         Prime + 1%            800,000        4/30/99
Susan's Plan                Comerica             4,625,000        4,115,000         Prime + 1%            600,000        3/31/99
800-US Search             Comerica and
                         trade creditors
                                                                    739,000            10.5%              345,000        Various
                                              ------------     ------------                            ----------
Total                                          $19,175,000      $14,171,000                            $3,904,000
                                              ============     ============                            ==========



------------

In April 1996, a $5,150,000 production loan was obtained from Imperial Bank to cover a portion of the production budgets of the Magic Adventures home video series. The loan bore interest at Prime plus 1.5%. The loan was collateralized by the rights, title and assets related to the film series which are being delivered to domestic and international sub-distributors. The loan was fully repaid in November 1997.

In February 1997, a $6,300,000 production loan was obtained from Paribas to cover a portion of the production budget of Basil. The loan bears interest at Prime (7.75% as of December 24,1998) plus 0.5% or at LIBOR (5.25% as of December 24, 1998) plus 2.5% payable monthly plus certain loan fee amounts. The loan is collateralized by the rights, title and assets related to the film which is being delivered to sub-distributors. In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations. In December 1998 Paribas extended the maturity of the production loan guaranteed by the Company to June 1999.

In November 1997, an $8,200,000 production loan was obtained from Comerica by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at Prime (7.75% as of December 24, 1998) plus 1% or at LIBOR (5.25% as of December 24, 1998) plus 2%. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on January 31, 1999. The loan is collateralized by the rights, title and assets related to the film.

In February 1998, 800-U.S. Search obtained a collateralized line of credit from Comerica. Advances under the line bear interest at Prime (7.75% December 24, 1998) plus 2.50% payable monthly. In August 1998 the bank and the Company agreed that the loan would be capped at the $345,000 amount outstanding as of that date. The loan matures in March 1999. In November 1998 Search did not repay the loan then due. In December 1998 Comerica extended the loan's maturity date to March 1999. Through September 30, 1998 the Company had also loaned 800-U.S. Search $1,152,000 and the Company continues to provide funding to Search.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (7.75% as of December 24, 1998) plus 1% or at LIBOR (5.25% as of December 24, 1998) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan.

In April 1998, a $1,850,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Black & White. The loan bears interest at Prime (7.75% as of December 24, 1998) plus 2% or at LIBOR (5.25% as of December 24, 1998) plus 2%. The loan is collateralized by the rights, title and assets related to the film.

In May 1998, a Canadian dollar 5,100,000 production loan was obtained from a Canadian financial institution, by a consolidated subsidiary to cover a portion of the production budgets of six direct-to-video feature films. The loan bears interest at the Canadian Prime Rate (6.75% as of December 24, 1998) plus 2%. The loan is collateralized by the rights, title and assets related to the films. The Company agreed to pay $550,000 to the subsidiary borrower upon delivery of each of the films for the acquisition of distribution rights.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. The loan bears interest at Prime (7.75% as of December 24, 1998) plus 1% or at LIBOR (5.25% as of December 24, 1998) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan.




(5) Convertible Subordinated Debentures

                                                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                                                 1998               1997
                                                                                               -----------     -----------
Series A Convertible Subordinated Debentures due December  2000, bearing interest at 10%
  per annum payable June 15 and December 15, net ...........................................   $    73,000     $    71,000
Series B Convertible Subordinated Debentures due December 2000, bearing interest at 13
  3/4% per annum payable monthly, net ......................................................     3,061,000       3,029,000
8% Convertible Subordinated Debentures due December  2000, interest payable February 1 and
  August 1, net ............................................................................     4,513,000       4,710,000
9% Convertible Subordinated Debentures due July  2002, interest payable January 1 and
  July 1, net ..............................................................................     3,879,000       3,821,000
                                                                                               -----------     -----------
Total ......................................................................................   $11,526,000     $11,631,000
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

As of September 30, 1998, the Company had outstanding $77,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $4,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $2,000 of capitalized issuance costs have been amortized to interest expense for the year ended September 30, 1998. The Series A Debentures are convertible into common stock of the Company at the approximate adjusted rate of 132 shares for each $1,000 principal amount of debentures, subject to further adjustment under certain circumstances.

The Company may redeem the debentures at par after September 30, 1997. The debentures are subordinated to all existing and future "senior indebtedness." The term "senior indebtedness" is defined to mean the principal of (and premium, if any) and interest on any and all indebtedness of the Company that is (i) incurred in connection with the borrowing of money from banks, insurance companies and similar institutional lenders, (ii) issued as a result of a public offering of debt securities pursuant to registration under the Securities Act of 1933, or (iii) incurred in connection with the borrowing of money with an original principal amount of at least $100,000 secured in advance by companies engaged in the ordinary course of their business in the entertainment industry. Senior indebtedness does not include (i) the Series B Debentures, (ii) indebtedness to affiliates and (iii) indebtedness expressly subordinated to or on parity with the Series A Debentures, whether outstanding on the date of execution of the indenture or thereafter created, incurred, assumed or guaranteed.

Series B Debentures

During fiscal 1991, the Company sold $6,000,000 principal amount of Series B Convertible Subordinated Debentures due 2000.

As of September 30, 1998 the Company had outstanding $3,205,000 principal amount of Series B Debentures due 2000. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $144,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $68,000 of capitalized issuance costs have been amortized as interest expense for the year ended September 30, 1998.

The terms of the Series B Debentures are generally similar to those of the Series A Debentures other than with respect to the interest rates, except that
(i) interest is payable monthly on the Series B Debentures and (ii) the Series B Debentures are convertible into common stock of the Company at an adjusted rate of $9.2664 per share. The Series B Debentures rank pari passu (i.e., equally) in right of payment with the Company's other debentures. For the year ended September 30, 1998 $37,000 principal amount of Series B Debentures were repurchased upon the death of bondholders pursuant to the "Flower Bond" provision of the Series B Debentures.

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

As of September 30, 1998, the Company had outstanding $4,700,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $187,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $86,000 of capitalized issuance costs have been amortized as interest expense for the year ended September 30, 1998. During fiscal 1998, $300,000 principal amount of the 8% Debentures were converted into 51,282 shares of common stock of the Company.

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

9% Debentures

During fiscal 1994, the Company sold $5,050,000 principal amount of 9% Convertible Subordinated Debentures due 2002. In connection with the issuance, the Company issued warrants to purchase up to 9% of the aggregate principal amount of debentures sold at an exercise price equal to 120% of the principal amount of debentures which warrants are exerciseable until July 1999.

As of September 30, 1998, the Company had outstanding $4,100,000 principal amount of 9% Debentures The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $221,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $59,000 of capitalized issuance costs have been amortized as interest expense for the year ended September 30, 1998. None of the 9% Debentures were converted into shares of common stock of the Company in fiscal year 1998.

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

(5)  Income Taxes

Income tax expense (benefit) consisted of the following:

                                       YEAR ENDED SEPTEMBER 30,
                                  ----------------------------------
                                    1998         1997         1996
                                  --------     --------     --------
Current:
 Federal .......................  $154,000     $     --     $     --
 State .........................    27,000       23,000       47,000
                                  --------     --------     --------
                                   181,000       23,000       47,000
Deferred:
 Federal .......................        --           --           --
 State .........................        --           --           --
                                  --------     --------     --------

     Total income tax expense ..  $181,000     $ 23,000     $ 47,000
                                  ========     ========     ========




A reconciliation of the statutory Federal income tax rate to the Company's effective rate is presented below:

                                                   YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------
                                                    1998        1997    1996
                                                 ----------   -------  -----

Statutory Federal income tax rate ..............       (34)%   (34)%      34%

Change in valuation allowance ..................      31.5      34       (34)
State income taxes, net of Federal tax benefit..      (0.5)     (1)        4
                                                   -------     ---       ---
                                                        (3)%    (1)%       4%
                                                   =======     ===       ===




Significant components of the Company's deferred tax assets and liabilities at September 30, 1998 and September 30, 1997 are as follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------
                                                            1998              1997
                                                        ------------      ------------
Deferred tax assets:
 Net operating loss carryforwards ...................   $ 12,442,000      $ 14,056,000
 Tax and general business tax credit carryforwards ..        857,000           857,000
 Allowance for doubtful accounts and other reserves .        695,000           691,000
 Deferred film license fees .........................      1,571,000         1,182,000
 Other reserves .....................................        265,000           484,000
 Depreciation .......................................         53,000            30,000
                                                        ------------      ------------

     Total gross deferred assets ....................     15,883,000        17,300,000
     Valuation allowance ............................     (7,694,000)       (5,198,000)
                                                        ------------      ------------

     Net deferred tax assets ........................   $  8,189,000      $ 12,102,000
                                                        ============      ============
Deferred tax liabilities:
 Film amortization ..................................   $  7,239,000      $ 11,825,000
Partnerships ........................................        721,000           153,000

 State taxes ........................................        229,000           124,000
                                                        ------------      ------------

     Total deferred tax liabilities .................   $  8,189,000      $ 12,102,000
                                                        ============      ============




At September 30, 1998, the Company had total net operating loss carryforwards of approximately $35,000,000 for federal income tax purposes. Such carryforwards expire in fiscal 2013. For state tax purposes, the Company had net operating loss carryforwards of $6,400,000 which expire in fiscal 1999 through 2002. The Company's international tax credits, amounting to approximately $490,000, expire in fiscal 1998 through 2001. The Company's general business credit carryforwards, amounting to approximately $197,000, expire through 2003. Finally, the Company's alternative minimum tax credit carryforwards, amounting to approximately $227,000, have no expiration date.

(6) Stockholders' Equity

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

Warrants

In 1994, in connection with the 8% Convertible Subordinated Debentures offering, the Company issued warrants to the underwriter to purchase up to 10% of the aggregate principal amount of debentures sold $1,643,700 at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustment in certain circumstances. The warrants are exerciseable March, 1999 for $1,613,700 principal amount and April, 1999 for $30,000 principal amount. In connection with the 9% Convertible Subordinated Debenture offering, the Company issued warrants to the underwriters to purchase up to 10% of the aggregate principal amount of debentures sold $505,000 at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustments in certain circumstances. The warrants are exercisable through July, 1999. Through September 30, 1998, no warrants had been exercised.

In 1996, in connection with its public offering of 4,750,000 units consisting of two (pre-reverse split) shares of common stock and one warrant to purchase one share of common stock (a "Unit") for an adjusted price of $11.625 per unit, the Company issued 791,667 warrants to purchase common stock, as adjusted, and warrants to the underwriter to purchase up to 71,167 units at an exercise price of $19.18125 per Unit, as adjusted, subject to adjustment in certain circumstances. In addition, the Company issued warrants to a consultant to purchase up to 47,500 Units at $19.18125 per Unit, subject to adjustment in certain circumstances. The warrants underlying the Units are exercisable at an adjusted exercise price of $6.8625 per share subject to adjustments in certain circumstances through June 2001, and are redeemable at $0.10 per warrant in certain circumstances. Through September 30, 1998, no warrants had been exercised.

In June 1997 the Company issued warrants to a financial consultant to purchase up to 50,000 shares of common stock of the Company at $1.6875 per share which are exercisable from December 27,

1997 through June 2002. These warrants replaced several earlier warrant grants to the consultant, which are no longer exercisable.

In September 1997, in connection with a consulting agreement, the Company issued warrants to Allen & Company, Incorporated to purchase up to 500,000 shares of common stock of the Company at $2.0625 per share. Of the total, warrants for 333,334 shares were immediately exercisable, an additional 166,667 became exercisable in September 1998, and the remaining 166,666 become exerciseable in September 1999, the latter event subject to Allen & Company, Incorporated still being engaged as consultants by the Company. The warrants expire in September 2004. Also in September 1997 the Company issued warrants to a financial consultant to purchase up to 50,000 shares of common stock at $2.0625 per share. The terms of that warrant are the same as that pertaining to Allen & Company Incorporated. The fair value of such warrants are amortized over the term of the consulting agreement.

Options

In 1989, the Board of Directors approved a stock incentive plan (the "Plan") that covers directors, third party consultants and advisors, independent contractors, officers and other employees of the Company. In May 1994, the stockholders of the Company voted to increase the authorized number of shares available under the Plan from 250,000 to 750,000, as adjusted. In November 1996 the stockholders voted to make certain amendments to the Plan, including increasing the number of shares of Common Stock reserved for issuance from 750,000 shares to 1,250,000 shares, as adjusted, as well as certain changes in accordance with new rules enacted under Section 16 of the Securities Exchange Act of 1934, as amended. The Plan allows for the issuance of options to purchase shares of the Company's common stock at an option price at least equal to the fair value of the stock on the date of grant Options generally vest over a 3 to 5-year term subject to continued employment and or services rendered; however certain options vest only upon executives' achievement of certain performance targets. As of September 30, 1998, 1,095,526 stock options had been granted and were outstanding under the Plan.

The schedule below reflects stock option activity through September 30, 1998:

                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                    SHARES           PRICES
                                                -----------       --------------
      Balance at September 30, 1995 ..........    788,685

Granted Fiscal 1996 ..........................     16,667             $4.50
Options Expired/Canceled .....................    (30,833)            $4.86
Options Exercised ............................    (75,000)            $5.49
                                                ---------


      Balance at September 30, 1996 ..........    699,519


Granted Fiscal 1997 ..........................    466,673             $1.98
Options Expired/Canceled .....................    (70,833)            $2.58


                                                ---------
     Balance at September 30, 1997 ...........  1,095,359

Granted Fiscal 1998 ..........................    121,668             $2.65
Options Expired/Canceled .....................   (112,501)            $3.98
Options Exercised ............................     (9,000)            $3.75
                                                ---------

     Balance at September 30, 1998 ...........  1,095,526
                                                =========

Exercisable at September 30, 1998 ............    671,087             $4.79
Exercisable at September 30, 1997 ............    528,141             $6.16
Exercisable at September 30, 1996 ............    397,016             $7.04





At September 30, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.86 - $15.78 and 6.4 years, respectively. At September 30, 1998, 171,308 shares remained available for future grant.

The Company applies APB opinion No. 25 and related Interpretations in accounting for its plan, and accordingly, no compensation cost has been recognized. Had compensation cost for employee options been determined consistent with FASB Statement No. 123, the Company's net earnings (loss) and earnings loss per share would have been reduced to the pro forma amounts indicated below:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                     -------------------------------------------
                                                         1998             1997            1996
                                                     -------------    -------------    ----------
Net earnings (loss)                As reported       $  (6,336,000)   $  (4,369,000)   $  730,000
                                                     =============    =============    ==========
                                   Pro forma         $  (6,662,000)   $  (4,577,000)      730,000
                                                     =============    =============    ==========

Earnings (loss) per share          As reported               $(.69)           $(.49)         $.11
                                                     =============    =============    ==========
                                   Pro forma                 $(.73)           $(.51)         $.11
                                                     =============    =============    ==========

The pro forma disclosure of compensation cost under this pronouncement was based on the Black-Scholes single-option pricing model with the following weighted average assumption for 1998, 1997 and 1996: volatility of 58%, risk-free interest rate of 6.27%, a dividend rate of zero, and an expected option life of 10 years.

Pro forma net earnings (loss) reflects only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under FASB Statement No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to October 1, 1995 is not considered.

SEARCH STOCK INCENTIVE PLAN

In July 1998 the Board of Directors of the Company's subsidiary, 800-US Search, adopted the 1998 Stock Incentive Plan (the "1998 Plan") in order to attract and retain officers, key employees and consultants. Additional options may be granted subject to Board approval. An aggregate of 2,000 shares of 800-US Search common stock, subject to adjustment, has been authorized for issuance upon exercise of options, stock appreciation rights ("SARs"), and other awards, including restricted stock awards under the 1998 Plan. It is expected that the 800-US Search Compensation Committee will administer the 1998 Plan and determine to whom options, SARs, restricted stock purchase rights and other awards are to be granted and the terms and conditions, including the number of shares and the period of exercisability, thereof.

Search issued a ten year warrant at a nominal exercise price to the Company to purchase 500 shares (or 5%) of Search Common Stock in connection with certain advances to Search of working capital and guarantees of certain obligations on behalf of Search.

(7) Commitments and Contingencies

Officer Compensation

Messrs. Kushner and Locke. In March 1994, Messrs. Kushner and Locke each amended his respective employment agreement with the Company to (i) extend the term of the agreement to March 1999 and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996, $270,000 in fiscal 1997 and $290,000 in fiscal 1998. Under the revised employment agreements, Messrs. Kushner and Locke each have a base salary of $425,000 through fiscal 1998, subject to potential increase upon review by the Company's Board of Directors after fiscal 1995. As approved by the Board of Directors in February 1996 and May 1996, Messrs. Kushner and Locke amended their employment agreements to waive their pre-tax earnings performance bonus in the event the Company's annual net income in fiscal 1996 was less than $1,250,000, but were to receive 6% of pre-tax earnings of the Company for fiscal 1996 in excess of $1,250,000 and up to $3,166,666; and were to receive 4% of pre-tax earnings of the Company for fiscal 1996 in excess of $3,166,666, but in no event were either one of them to be entitled to receive greater than $250,000 of performance bonus. No bonus was accrued or paid in fiscal 1996, 1997 or 1998.

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

In October 1997, Messrs. Kushner and Locke each agreed to an amendment to his respective employment agreement with the Company to extend the term of the agreement to October, 2002. Under the revised employment agreements, Messrs. Kushner and Locke each have a base salary of $425,000 in fiscal 1997, and a $25,000 annual increase up to a maximum of $525,000 annual base compensation. In the event the Company achieves earnings before income taxes in excess of $2,000,000, each of Messrs. Kushner and Locke are entitled to certain profit bonuses at graduated rates ranging from 5% of annual earnings before income taxes up to $4,000,000 to 7.5% of annual earnings before income taxes in excess of $8,000,000.

In order to induce Messrs. Kushner and Locke to enter into the amended employment agreements, the Company granted to each, as of August 1, 1997, options to purchase 83,333 (post reverse split) shares of Common Stock at an exercise price per share equal to $1.875 (the last reported sale price of the Common Stock on the date prior to the award date, as adjusted). The options vest over a five year period, with 20% vesting respectively on each of the next five annual anniversary dates following the date of the grant (subject to possible acceleration following a "change-in-control" as defined in the Company's 1988 Stock Incentive Plan). The Company also granted to each of Messrs. Kushner and Locke options to purchase an additional 83,333 (post reverse split) shares of Common Stock at an exercise price per share equal to $1.875, vesting at the rate of 20% per year, but exercisable only upon the achievement of certain annual income targets to be set by the board of directors or the Company's Common Stock reaching certain public trading prices ranging from $2.00 to $6.00 per share.

The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including $3,500,000 of term life insurance with a split dollar ownership structure and disability insurance for each person. The Company also agreed to assign any key-man life insurance policy to the employee after Termination of the employment agreement. The agreements permit Messrs. Kushner and Locke to collect outside compensation which they may be entitled and to provide incidental and limited services outside of their employment with the Company and to receive compensation therefor, so long as such activities do not materially interfere with the performance of their duties under the agreements. Each of Messrs. Kushner and Locke also may require the Company to change its name to remove his name within one year after the expiration or termination of his employment agreement, except that the Company may continue to use such name for a period of one year after such notice, or for such longer period of times as is reasonably necessary to cause the Company not to default under any indebtedness for borrowed money or other material agreement.

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

Subsidiary Management

The Company's subsidiary, 800-US Search, maintains employment agreements with certain executives of that company. The employment agreements provide for minimum salary levels and incentive compensation, among other items.

Director Compensation

Messrs. Irwin Friedman and Stuart Hersch are compensated at $25,000 per year, and Mr. John Lannan is compensated at $15,000 per year. During fiscal 1997 Messrs. David Braun, S. James Coppersmith and Stuart Hersch received stock options totalling 16,667 adjusted shares each at an adjusted exercise price of $1.875. In fiscal 1998, Messrs. Braun and Coppersmith each entered into a consulting agreement expiring in June 1999 pursuant to which they each will be paid $31,250 over the term of such agreement. During fiscal 1998 Messrs. Irwin Friedman and James Lannan received stock options totalling 16,667 adjusted shares, each at an exercise price of $2.84.

Employee Benefit Plans

The Company participates in various multiemployer defined benefit and defined contribution pension plans under union and industry agreements. These plans include substantially all participating film production employees covered under various collective bargaining agreements. The Company funds the costs of such plans as incurred.

Leases

The Company is obligated under a noncancelable operating lease expiring in March 2000 for office space on the 20th and 21st floors at its principal executive offices in Los Angeles, California. The Company's 80%-owned subsidiary, 800-US Search, is obligated under a noncancelable operating lease expiring in February 2001 for approximately 8,000 square feet of office space in Beverly Hills, California. The Company and its subsidiary have operating lease agreements for other office equipment.

A summary of future lease payment obligations at September 30, 1998 follows:

                                                                                                  OPERATING
                                                                                                   LEASES
                                                                                              ------------------

     Fiscal 1999...........................................................................   $         701,000
     Fiscal 2000...........................................................................             438,000
     Fiscal 2001...........................................................................              65,000
                                                                                              ------------------


Total minimum future lease rental payments.................................................          $1,204,000
                                                                                              ==================



Rental expense for the years ended September 30, 1998, 1997 and 1996 was approximately $657,000, $541,000 and $540,000, respectively.

Promotion and Distribution Commitments

The Company's subsidiary, 800-US Search, has several cancellable and noncancellable promotion and distribution agreements with certain internet companies. The minimum noncancellable fees payable under these agreements are $3,000,000 per year through April 2002.

From April 1998 until the earlier of December 31, 1999 or the date of effectiveness of a registration statement for an initial public offering of 800-US Search common stock, the Company guaranteed the payment of all amounts due under an agreement between 800-US Search and InfoSpace, Inc. The total due through December 1999 is $4,700,000, of which $200,000 was paid through September 30, 1998.

In May 1998, the Company guaranteed 800-US Search's obligations to PIC-TV for advertising and related services. The accrued balance of 800-US Search's obligations to PIC-TV as of September 30, 1998 was $514,000.

In May 1998, the Company guaranteed 800-US Search's obligations to Western International Media Corporation for purchases of broadcast media advertising. The accrued balance of 800-US Search's obligations to Western International Media Corporation as of September 30, 1998 was $122,000.


Contingencies

The Company is involved in certain legal proceedings and claims arising out of the normal conduct of its business. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect upon the Company's results of operations or financial position.

In its normal course of business, the Company makes contractual down payments to acquire film distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film and video materials and other proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of September 30, 1998 the Company had made contractual agreements for an aggregate of $6,302,000 in payments due should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.

(8) Related Party Transactions

In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, former President of the Company's international film distribution division. The loan bears interest at the lesser of (a) Prime (7.75% at December 24, 1998) plus 2% or (b) 10%. The distribution agreement is secured by all assets of August, including a pledge of all sales commissions due to August from the producers of the films Sleep With Me, Lawnmower Man II and Nostradamus. While the right of August to receive such commissions with respect to the film Lawnmower Man II is subordinate to the interests of the production lenders, The Allied Entertainment Group PLC, and its subsidiaries which produced the film have guaranteed payment of such commissions to the extent they would be payable had there been no production loan on that film. Repayment of principal and interest is by collection of commissions assigned as collateral. As of September 30, 1998 the Company had been repaid $577,000 toward interest and principal and approximately $230,000 principal amount remains outstanding. The loan matures on December 31, 1998.

In fiscal 1995 the Company became a general partner in TVFirst, which creates and markets infomercials. The Company's investment in TVFirst on the equity basis amounted to $503,000 as of September 30, 1998, which is included in other assets. One of TVFirst's current projects is a Christian music infomercial. TVFirst purchased air time for such infomercial but neither TVFirst nor either of its partners (including the Company) had the available resources to fund such purchases. Messrs. Locke and Kushner loaned TV First $355,000 during 1996 to enable TVFirst to purchase such air time. Such loans bore interest at Prime (8.25% during the loan period) plus 1% and were repaid within fiscal year 1996. In addition, each lender received an additional amount equal to 10% of the principal amount loaned by such lender when the loans were repaid. Furthermore, each lender will receive a profit participation in the profits, if any, related to this Christian music infomercial, up to an amount equal to 5% of its principal amount, which amount will be payable on the first anniversary of such repayment. While the infomercial has generated revenues in excess of its programming and media costs to date, there is no assurance that future revenues will continue to exceed costs. The foregoing transaction was approved by a majority of the independent directors of the Company's Board of Directors.

In fiscal 1996 the Company acquired from New City Releasing ("New City"), one half of New City's interest in the KLC/New City Tele-Ventures joint venture (representing a 17.5% ownership interest in the joint venture as to which the Company previously held a 65% ownership interest) for 227,500 shares of Common Stock as adjusted.

During fiscal 1989, the Company entered into a consulting agreement with Mr. Stuart Hersch to engage his services through September 1994 as an executive consultant. Pursuant to the consulting agreement the Company granted Mr. Hersch stock options to purchase 142,365 shares of common stock as adjusted at $9.33 per share, the adjusted fair market value on the date the Company committed to make the grant. During fiscal 1990, the consulting agreement was amended, reducing the options granted to 71,183 shares as adjusted. All of those options are vested. Mr. Hersch sold 8,333 shares of the Company's common stock in December 1997 at $3.625 per share.

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

Since 1991 Mr. Irwin Friedman has rendered financial consulting services to the Company through the firm I. Friedman Equities, Inc. That firm was paid $96,000 annually for such services through February 1998. During 1997 in connection with rendering certain services, that firm was granted warrants exercisable for 50,000 shares of common stock at $1.69 per share and warrants exercisable for 50,000 shares of common stock at $2.06 per share.

In August 1997, Mr. Locke obtained an option to acquire 45% of the common stock of 800-U.S.Search, a company which conducts public records searches to locate individuals, in exchange for indemnifications of the optionor against certain potential liabilities. From May 1997 through November 1997 Mr. Locke personally loaned Search $397,000. In November 1997, an entity controlled by the Company acquired 80% of the outstanding common stock of Search, and issued to the Company an option at a nominal exercise price to acquire such 80% interest in exchange for the assumption of certain liabilities. At such time, Mr. Locke's option was cancelled. In January 1998, the Company exercised its option. Through September 30, 1998 the Company has advanced Search $1,152,000 and Search has repaid Mr. Locke the principal in full plus an additional $40,000 in consideration for such advances.



(9) Segment Information

Prior to fiscal 1998, the Company operated in one business segment, licensing film and television programs. During fiscal 1998 the Company obtained controlling interest in 800-US Search, which provides people search and customized individual reference services. Included in the Company's consolidated statements are the following amounts by business segment.


                      Fiscal Year Ended September 30, 1998


                                                    FILM AND                              ADJUSTMENTS
                                                   TELEVISION             SEARCH              AND
                                                    LICENSING            SERVICES         ELIMINATIONS         CONSOLIDATED
                                                  -------------       -------------       -------------       -------------
Operating revenues                                $  68,497,000       $   7,869,000       $    (566,000)      $  75,800,000
Costs related to operating revenues                 (58,471,000)         (3,156,000)                 --         (61,627,000)
Selling, general and administrative expenses         (5,370,000)         (7,224,000)            556,000         (12,028,000)
Provision for doubtful accounts and notes            (1,345,000)           (773,000)                 --          (2,118,000)
                                                  -------------       -------------       -------------       -------------

Earnings (loss) from operations                   $   3,311,000       $  (3,284,000)      $          --              27,000
                                                  =============       =============       =============
Interest income                                                                                                      79,000
Interest expense                                                                                                 (6,261,000)
                                                                                                              -------------
Loss before income taxes                                                                                      $  (6,155,000)
                                                                                                              =============
Identifiable assets at September 30, 1998         $ 136,074,000       $   2,786,000       $  (1,755,000)      $ 137,105,000
                                                  =============       =============       =============       =============

Revenues from major customers which exceeded 10% of net operating revenues represented 32%,

20% and 24% of operating revenues for the years ended September 30, 1998, 1997 and 1996, respectively, and consisted of the following:

                                     YEAR ENDED SEPTEMBER 30,
                            ---------------------------------------------
                               1998             1997             1996
                            -----------      -----------      -----------
Television Network CBS ...  $        --      $ 3,029,000      $ 8,288,000
Television Network ABC ...      500,000        4,925,000       10,550,000
Television Network NBC ...      125,000        3,107,000               --
Home Box Office ..........    4,353,000               --               --
Canal Plus ...............   10,651,000               --               --
Taurus ...................    9,109,000               --               --
                            -----------      -----------      -----------
                            $24,738,000      $11,061,000      $18,838,000
                            ===========      ===========      ===========




Accounts receivable from these major customers totaled $11,478,000, $0 and $109,000 at September 30, 1998, 1997 and 1996, respectively.

Domestic and international accounts receivable consisted of the following:

                                                  AS OF SEPTEMBER 30,
                                           -------------------------------
                                               1998               1997
                                           ------------       ------------
Accounts receivable:
 Domestic ..............................   $ 10,750,000       $  8,072,000
 International .........................     32,177,000         20,515,000
                                           ------------       ------------
                                             42,927,000         28,587,000
Less: allowance for doubtful accounts ..     (2,509,000)          (891,000)
                                           ------------       ------------
                                           $ 40,418,000       $ 27,696,000
                                           ============       ============

Export sales by geographic areas were as follows:

                       YEAR ENDED SEPTEMBER 30,
            ---------------------------------------------
                1998             1997             1996
            -----------      -----------      -----------
Europe ...  $33,354,000      $12,100,000      $22,513,000
Canada ...           --        2,671,000          451,000
Other ....   10,185,000       20,229,000       13,069,000
            -----------      -----------      -----------
            $45,539,000      $35,000,000      $36,033,000
            ===========      ===========      ===========




Other sales were principally to customers in Asia, Latin America and Australia.

During fiscal 1998 the Company established a Latin American joint venture to distribute film and television programs and to broadcast movies via satellite television. Assets so employed were minor for fiscal 1998, but are expected to increase throughout fiscal 1999.

(10) Fourth Quarter Adjustments

During the fourth quarter of 1996 and 1997, the Company revised its estimates of future revenues for certain product no longer being produced by the Company. In 1996 the impact was immaterial. In addition during the fourth quarter of 1997, the Company increased its provision for bad debts. The adjustments to revise estimates of future revenues and increase the allowance for doubtful accounts recorded in the fourth quarter of 1997 amounted to approximately $2,600,000.

(11) Subsequent Events

In December 1998 the Company issued 1,200,000 shares of common stock to certain accredited investors in a private placement at $5.00 per share. The Company realized $5,673,000 of net proceeds. Allen & Company Incorporated ("Allen") acted as the placement agent and received a fee of $300,000 (5% of the aggregate consideration received by the Company) in connection with this offering. The Company has also reimbursed Allen for out-of-pocket expenses incurred in connection with the offering and has indemnified Allen against certain liabilities, including liabilities under the Securities Act.

Allen currently owns warrants to purchase up to 500,000 shares of Common Stock at an exercise price of $2.0625 per share. Warrants to purchase approximately 333,334 shares of Common Stock are vested with the remaining warrants to purchase 166,666 shares of Common Stock scheduled to vest in September 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Kushner-Locke Company:

Our report on the financial statements of The Kushner-Locke Company for the year ended September 30, 1998 is included on page 45 of this 1998 Annual Report filed on Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the year ended September 30, 1998 listed in the index on page 44 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP

Los Angeles, California
December 24, 1998

                            THE KUSHNER-LOCKE COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II



                                                       ADDITIONS
                                       BALANCE AT      CHARGED TO     DEDUCTIONS
                                      BEGINNING OF      COSTS AND        DUE TO        BALANCE AT END
                                         PERIOD         EXPENSES       WRITE-OFFS        OF PERIOD
                                      ------------     ----------     -----------      -------------
 Allowance for Doubtful Accounts:

 Year Ended 9/30/98                    $  891,000       2,118,000        (500,000)      $2,509,000
                                       ==========      ==========      ==========       ==========

 Year Ended 9/30/97                    $  693,000       1,310,000      (1,112,000)      $  891,000
                                       ==========      ==========      ==========       ==========

Year Ended 9/30/96                     $  400,000         499,000        (206,000)      $  693,000
                                       ==========      ==========      ==========       ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE KUSHNER-LOCKE COMPANY
                                (Registrant)
Dated: December 29, 1998
                                /s/ DONALD KUSHNER

                                Donald Kushner
                                Co-Chairman of the Board, Co-Chief Executive
                                Officer and Secretary
Dated: December 29, 1998
                                /s/ ROBERT SWAN

                                Robert Swan
                                Senior Vice President and
                                Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dated indicated.

                                THE KUSHNER-LOCKE COMPANY
                                (Registrant)
Dated: December 29, 1998
                                /s/ PETER LOCKE

                                Peter Locke
                                Co-Chairman of the Board and Co-Chief
                                Executive Officer
Dated: December 29, 1998
                                /s/ DONALD KUSHNER

                                Donald Kushner
                                Co-Chairman of the Board, Co-Chief Executive
                                Officer and Secretary
Dated: December 29, 1998
                                /s/ ROBERT SWAN

                                Robert Swan
                                Senior Vice President and
                                Chief Financial Officer
Dated: December 29, 1998
                                /s/ ADELINA VILLAFLOR

                                Adelina Villaflor
                                Controller (Chief Accounting Officer)
Dated: December 29, 1998

                                /s/ IRWIN FRIEDMAN

                                Irwin Friedman
                                Director
Dated: December  , 1998
                                /s/ STUART HERSCH

                                Stuart Hersch
                                Director
Dated: December , 1998


                                James Lannan
                                Director

                                INDEX TO EXHIBITS



        3       Articles of Incorporation(A)

        4.1     Indenture between the Company and National City Bank of
                Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to 10% Convertible Subordinated Debentures Due 2000, Series A(E)

        4.2     First Supplemental Indenture between the Company and National
                City Bank of Minneapolis, as Trustee, dated as of March 15, 1991 pertaining to 10% Convertible Subordinated Debentures Due 2000,
                Series A(F)

        4.3     Indenture between the Company and National City Bank of
                Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to 13-3/4% Convertible Subordinated Debentures Due 2000,
                Series B(E)

        4.4     Warrant agreement between the Company and City National Bank, as
                Warrant Agent, dated as of March 19, 1991 pertaining to Common
                Stock Purchase Warrants(F)

        4.5 Warrant agreement dated September 5, 1997 between the Company and Allen & Company Incorporated.(U)

        4.6 Warrant agreement dated September 5, 1997 between the Company and I. Friedman Equities, Inc.(U)

        4.7     Warrant Agreement dated June 27, 1997 between the Company and I.
                Friedman Equities, Inc.(U)


       10.1 Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Donald Kushner(W)

       10.2 Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Peter Locke(W)

       10.3     1988 Stock Incentive Plan of the Company(A)


       10.4     Form of Indemnification Agreement(A)

       10.5     Kushner-Locke Shareholders' Cross-Purchase Agreement dated as of
                October 1, 1988 between and among Donald Kushner, Rebecca Hight,
                Peter Locke, Karen Locke, Peter Locke Productions, Inc. and
                Twelfth Street Limited(A)

       10.5.1   Amendment dated as of May 14, 1992 to the Kushner-Locke
                Shareholders' Cross-Purchase Agreement dated as of October 1,
                1988 between and among Donald Kushner, Rebecca Hight, Peter
                Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth
                Street Limited(I)

       10.6 Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke,
                Karen Locke, Peter Locke Productions, Inc. and Twelfth Street
                Limited(A)

       10.6.1   Amendment dated May 14, 1992 to the Kushner-Locke Trust
                Agreement dated as of October 1, 1988 between and among Donald
                Kushner, Rebecca Hight, Peter Locke, Karen Locke, Peter Locke
                Productions, Inc. and Twelfth Street Limited(I)

       10.12 Lease Agreement, dated as of November 1989, between the Company and 11601 Wilshire Associates(G)

       10.12.1  Amended Lease Agreement(G)

       10.16    Warrant Agreement between the Company and Chatfield Dean & Co.,
                Inc. dated as of November 13, 1992(J)

       10.19 Fiscal Agency Agreement dated March 10, 1994 between and among the Company, Bank America National Trust Company and Bank of
                America National Trust and Savings Association(K)

       10.19.1 Side letter between the Company and BankAmerica Trust Company to the Fiscal Agency Agreement dated March 10, 1994 between and among the Company, BankAmerica Trust Company and Bank of America
                National Trust and Savings Association(K)

       10.20    Warrant Agreement dated March 10, 1994 between the Company and
                RAS Securities Corp.(K)

       10.21    Warrant Agreement dated March 10, 1994 between the Company and
                I. Friedman Equities, Inc.(K)

       10.22 Fiscal Agency Agreement dated July 25, 1994 between and among the Company, Bank America National Trust Company and Bank of
                America National Trust and Savings Association(L)



        10.27   Loan and Security Agreement dated December 1, 1994 between the
                Company and August Entertainment, Inc., and Guarantees between the Company, August Entertainment, Inc. and the Allied
                Entertainments Group PLC and certain of its subsidiaries(M)

        10.41   Letter Agreement dated December 5, 1995 from New Line Cinema to
                The Kushner Locke Company summarizing New Line/Savoy deal regarding The Legend of Pinocchio(Q)

        10.44   Amendment to the 1988 Stock Incentive Plan dated May 17, 1994(Q)

        10.51   First Amendment to Cross Collateralization Agreement dated
                January 10, 1996 between The Kushner-Locke Company, Allied
                Pinocchio Productions Ltd., Dayton Way Pictures, Inc., Dayton
                Way Pictures II, Inc., Dayton Way Pictures IV, Inc. and
                Newmarket Capital Group, L.P.(Q)

        10.56   Letter Agreement, dated as of April 12, 1996, by and among The
                Kushner-Locke Company, Chemical Bank and Chase Securities Inc.
                (T)

        10.57   Credit, Security, Guaranty and Pledge Agreement, dated as of
                June 19, 1996, among The Kushner-Locke Company, the Guarantors named therein, the lenders named therein and The Chase Manhattan
                Bank, N.A., (formerly Chemical Bank) as Agent, and as Fronting
                Bank for the lenders (the "Credit Agreement")(T)

        10.58   Employment Agreement dated September 14, 1996 between The
                Kushner-Locke Company and Bruce St. J Lilliston(V)

        10.59   Loan and Security Agreement dated March 1, 1996 between The
                Kushner-Locke Company and its subsidiaries and Banque Paribas, Los Angeles Agency(V)

        10.61   Waiver of Section 6.17 Overhead Expenses of the Credit
                Agreement, dated as of ______________(V)

        10.62   Amendment No. 5 dated as of December 22, 1997 to the Credit
                Agreement(W)

        10.63   Amendment No. 6 dated as of May 13, 1998 to the Credit
                Agreement(X)

        10.64   Amendment No. 7 dated as of December , 1998 to the Credit
                Agreement

        23.1    Consent of PricewaterhouseCoopers LLP

        23.2    Consent of KPMG Peat Marwick LLP

-----------


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

(W) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1997.

(X) Incorporated by reference from the Exhibits to the Company's Report on Form 10-Q for the fiscal quarter ended June 30, 1998.