Form 10-K/A
period 1998-09-30
KUSHNER LOCKE CO
filed 1999-01-29
CIK 842009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 1 No0

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. 0

The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $103,166,000 as of January 27, 1999. There were 10,608,141 shares of outstanding Common Stock of the Registrant as of January 27, 1999.

Total number of pages:17.  Exhibit 21 begins on page 17.


The undersigned registrant (the "Company") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "Report") as follows:

                                   PART III

The Company hereby deletes the information set forth under Items 10, 11, 12 and 13 of the Report and replaces such items in their entirety as set forth below, amends the information set forth under Item 14 of the Report, and provides an updated Exhibit 21 of subsidiaries and affiliates of the Company.

Item 10.  Directors and Executive Officers of Registrant

Executive Officers and Directors

Directors of the Company are elected annually by the shareholders to serve for a term of one year or until their successors are duly elected and qualified. Set forth below is certain information concerning each person who was an executive officer or director of the Company as of September 30, 1998.

                          Director
    Name          Age      Since        Position
    ----          ---      -----        --------
Peter Locke        55      1983    Co-Chairman and Co-Chief Executive Officer;
                                     Director

Donald Kushner     53      1983    Co-Chairman, Co-Chief Executive Officer and
                                     Secretary; Director

Irwin Friedman+    64      1998    Director

Stuart Hersch+     48      1989    Director

John Lannan+       52      1998    Director

Bruce St. J.
  Lilliston        47        -     Chief Operating Officer and President

Robert Swan        51        -     Senior Vice President and Chief Financial
                                     Officer

______________________
+	Member of Audit Committee and Compensation Committee

Background of Executive Officers and Directors

The business experience, principal occupations and employment of each of the directors and executive officers of the Company, for at least the past five years, are as follows:

Peter Locke co-founded the Company with Donald Kushner in 1983 and currently serves as Co-Chairman and Co-Chief Executive Officer of the Company. Mr. Locke has served as executive producer on substantially all of the Company's programming since its inception. Prior to 1983, Mr. Locke produced several prime-time television programs, including two years of the Stockard Channing Show and the NBC television mini-series The Star Maker, starring Rock Hudson. Mr. Locke also produced two made-for-television movies telecast on CBS and the films The Hills Have Eyes Parts I and II. Mr. Locke is President and Co-Chairman of the board of directors of 800-U.S. Search ("Search"), an 80%-owned subsidiary of the Company.

Donald Kushner co-founded the Company with Peter Locke in 1983 and currently serves as Co-Chairman, Co-Chief Executive Officer and Secretary. Mr. Kushner has served as executive producer on substantially all of the Company's programming since its inception. Mr. Kushner was the producer of Tron, a 1982 Walt Disney theatrical film starring Jeff Bridges, which was nominated for two Academy Awards. Mr. Kushner is Co-Chairman of the board of directors of Search.

Irwin Friedman has served as a director of the Company since 1998. Mr. Friedman is President of I. Friedman Equities, Inc., a corporate financial services firm, which he founded more than twenty years ago. Since 1991 Mr. Friedman has rendered financial consulting services to the Company through I. Friedman Equities, Inc. Mr. Friedman was responsible for introducing the Company to various investment banking firms and has advised and assisted the Company with six financing transactions. Mr. Friedman is a director of Recoton Corporation, a consumer electronics company.

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

John Lannan has served as a director of the Company since 1998. Mr. Lannan is the President of Brentwood Partners, Inc., a mortgage banking company. From May 1995 to May 1998 Mr. Lannan was Vice President of Westco Real Estate Finance Corp., a mortgage banking company. Previously he was Vice-Chairman of Hollingsworth & Lord, a mortgage banking company. Mr. Lannan is a director of Centennial Bank and of Orange County Bancorp, treasurer of the Lannan Foundation, a not-for-profit organization, and is a member of the California Bar.

Bruce St. J. Lilliston became President and Chief Operating Officer of the Company in October 1996. Prior to joining the Company, Mr. Lilliston practiced entertainment law for 19 years. He represented the Company in various transactions for the two years preceding his appointment as Company President and Chief Operating Officer. Mr. Lilliston served as an arbitrator for the American Film Marketing Association, and also served a special master for the Los Angeles Superior Court. He graduated from the University of Chicago Law School in 1977, where he was an associate editor of the University of Chicago Law Review. He received his bachelor of arts degree with honors from Brown University in 1974. Mr. Lilliston was a partner in the law firm of Paul, Hastings, Janofsky & Walker from 1989 to 1991, where he was managing partner of that firm's entertainment finance and transactions practice.

Robert Swan joined the Company as Controller on October 28, 1996. On May 1, 1997 Mr. Swan was appointed Chief Financial Officer and on May 1, 1998 became Senior Vice President and Chief Financial Officer. Prior to assuming the Chief Financial Officer role for the Company, Mr. Swan had been Chief Financial Officer of AVI Entertainment Group, Inc., a music publishing and distribution company since 1994. From 1991 to 1994 Mr. Swan was Chief Financial Officer of Global Releasing Corporation and several affiliated companies which produced and distributed feature films. One affiliated company, Cannon Television, Inc., was placed in voluntary bankruptcy several months after Mr. Swan left its employ. From 1986 to 1991 Mr. Swan was an audit partner at KPMG Peat Marwick. Mr. Swan is a Certified Public Accountant.

Directors who are also executive officers of the Company do not receive any additional compensation for serving as members of the Board of Directors or any committee thereof. Peter Locke and Donald Kushner receive no compensation for serving as a member of the Board of Directors. Irwin Friedman and Stuart Hersch receive $25,000 annually each, and John Lannan receives $15,000 annually, for serving on the Board of Directors and any committees thereof. Each of Messrs. Friedman and Lannan were granted options to purchase 16,667 shares at an exercise price of $2.84 in June 1998, and Mr. Hersch was granted options to purchase 16,667 shares at an exercise price of $1.875 in August 1997.

During the 1998 fiscal year, there were six meetings of the Board of Directors, five meetings of the Compensation Committee and two meetings of the Audit Committee of the Board of Directors. Each director attended all of the meetings of the Board of Directors, the Compensation Committee and the Audit Committee held during the period for which he was a director or for which he had served as a committee member.


Other Significant Employees

The business experience, principal occupations and employment for at least the past five years of certain other significant employees who have made or are expected to make significant contributions to the business of the Company are as follows:

D'Arcy Conrique, age 34, was appointed Senior Vice President, Operations of Kushner-Locke International, Inc., the international theatrical distribution subsidiary of the Company, in April 1997. Mr. Conrique joined Kushner-Locke
International, Inc. as Vice President in January 1995.   Prior to joining
Kushner-Locke International, Inc., Mr. Conrique was Manager, Contracts Administration at August Entertainment, Inc., a producer and distributor of feature films, from 1994 to 1995. From 1986 through 1994 Mr. Conrique was Managing Director at Koritain Entertainment, a producer and distributor of feature films.

Chris Perry-Melish, age 31, was appointed President, Film and Television Sales of Kushner-Locke International, Inc., the international theatrical distribution subsidiary of the Company, in October 1998. In May 1998 Mr. Perry-Melish was appointed Vice President, International Sales of Kushner-Locke International. Mr. Perry-Melish joined Kushner-Locke International, Inc. as Director, International Distribution in April 1997. From 1996 to April 1997 Mr. Perry-Melish was Director, International Distribution for Conquistador Entertainment, Inc., a distributor of feature films. From 1992 through 1996 Mr. Perry-Melish was Manager of International Distribution for Prism Entertainment, a producer and distributor of feature films and television programs.

Richard Marks, age 50, was appointed Executive Vice President and General Counsel of the Company in April 1997. Prior to that, he served as the Company's Senior Vice President in charge of Legal and Business Affairs since
joining the Company in October 1993.   From 1991 to October 1993, Mr. Marks
served as Senior Vice President in charge of Business and Legal Affairs for Media Home Entertainment, an independent film producer and video distributor. From 1983 to 1991 Mr. Marks held similar legal and business affairs positions with Walt Disney Pictures, Paramount Pictures and Weintraub Entertainment Group.

Frank Hildebrand, age 48, joined the Company in January 1998 as Executive
Vice President - Production. From 1992 through 1997 Mr. Hildebrand was an independent producer and produced numerous films, among them two films for the Company, Freeway and the special effects film Beowulf. From 1988 to 1991 he was Executive Vice President at NOVA Entertainment, where he was responsible for the production of all features and television, including the Disney film Firebirds and Triumph of the Spirit, among others. From 1985 to 1987, Mr. Hildebrand was a producer and executive with The Samuel Goldwyn Co., where he produced the successful comedy Once Bitten.

Phillip Mittleman, age 28, joined the Company in 1993 as Director of Development, Feature Films. In March 1994 Mr. Mittleman was appointed Vice President, Feature Films. In 1995 Mr. Mittleman was appointed Executive Vice President, Feature Films. Prior to 1993 Mr. Mittleman served as production coordinator, script coordinator and writer's assistant on various Company projects.

Andrew Steinberg, age 34, joined the Company as Executive Vice President-Television in April 1997. Before joining the Company, Mr. Steinberg was a Senior Packaging Agent at International Creative Management ("ICM") beginning in April 1990, where he represented many producers, writers and authors. Mr. Steinberg also worked with ICM's chairman, Jeff Berg, on building a corporate consulting business. While at ICM, Mr. Steinberg worked closely with the Company and packaged four television projects for the Company, including the CBS made-for-television movie "Unlikely Angel" starring Dolly Parton.

Nicholas Matzorkis, age 36, is the Chief of Technology and a director of the Company's subsidiary, 800-U.S. Search. Mr. Matzorkis co-founded
800-U.S Search in 1994 and served as its President from inception to September 1998. From 1992 to 1994, Mr. Matzorkis was founder and President of U.S. Bell Long Distance, an aggregator and reseller of telecommunications services. In addition, from 1992 through 1997 Mr. Matzorkis consulted with companies in the entertainment industry on Web site development, and promoted a variety of music and entertainment ventures.

Alan Mazursky, age 40, is serving as Chief Financial Officer of 800-U.S. Search as part of his duties as a consultant to the Company. From 1996 to 1998 Mr. Mazursky was an independent financial consultant. From 1988 to 1996 Mr. Mazursky was Chief Financial Officer of Hard Rock Cafe America, the owner, operator and franchisor of Hard Rock Cafe restaurants in the western United States and certain international territories.

Robert Zakari, age 28, has served as Vice President-Legal and Business Affairs of 800-U.S. Search since August 1996. Previously Mr. Zakari attended New York Law School where he received a Juris Doctorate degree in 1996. Mr. Zakari is a member of the California state bar.


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

Based solely on a review of the copies of such forms furnished to the Company during or with respect to fiscal 1997, and certain written representations from executive officers and directors, the Company believes that each such person has complied with all Section 16(a) filing requirements applicable to such executive officers, directors and greater than 10% beneficial owners, except that Irwin Friedman inadvertently failed to file one report on a timely basis, covering one small sale of securities in December 1998, and Bruce Lilliston inadvertently failed to file one report on a timely basis, covering one transaction reflecting the receipt by Mr. Lilliston of stock options granted pursuant to the 1988 Stock Incentive Plan.


Item 11.  Executive Compensation

Cash Compensation

The following table sets forth the cash compensation paid or accrued by the Company during the fiscal year ended September 30, 1998 to the Chief Executive Officer and each executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

<Captions>
                                                   	Long-Term
                                                  	Compensation
                                               	      Awards
                                                    ----------
                               Annual               Securities      All Other
                            Compensation(1)         Underlying    Compensation
Name and                   Fiscal  Salary   Bonus  Options/SARs       (1,4)
Principal Position          Year     ($)     ($)       (#)             ($)
------------------          ----   ------  ------   ----------     ----------

Peter Locke (2)(3)          1998  425,000     --         --          30,856
  Co-Chairman, Co-Chief     1997  425,000     --     166,666/0       36,293
  Excecutive Officer        1996  425,000     --         --          34,313

Donald Kushner (3)          1998  425,000     --         --          27,989
  Co-Chairman, Co-Chief     1997  425,000     --     166,666/0       33,878
  Executive Officer and     1996  425,000     --         --          30,415
  Secretary

Bruce Lilliston (5)         1998  400,000   80,049     8,333/0          --
  President and Chief       1997  400,000     --      41,667/0          --
  Operating Officer

Robert Swan  (5)            1998  172,558     --          --            --
  Senior Vice President     1997  124,154     --      25,000/0          --
  and Chief Financial
  Officer


______________________

(1)	Does not include perquisites including automobile allowances and $25,000 annual non-accountable expense allowances in the case of Messrs. Locke, Kushner and Lilliston.

(2) Does not include payments by the Company's subsidiary, 800-U.S. Search, prior to January 30, 1998, when the Company acquired such subsidiary.

(3) Does not include options to purchase shares of the common stock of 800-U.S. Search which were approved by the Company and Search, but subsequently were terminated prior to full documentation pursuant to a waiver of any rights to receive such options executed by Messrs. Kushner and Locke.

(4) Includes term life insurance premiums paid by the Company on behalf of the Named Executive Officers in respect of a $3,500,000 policy and disability insurance premiums paid by the Company on behalf of the Named Executive Officers.

(5) Commenced employment in fiscal 1997.


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

In order to induce Messrs. Kushner and Locke to enter into the March 1994 amended employment agreements, the Company granted to each, as of March 7, 1994, options to purchase 150,000 adjusted shares of Common Stock at an adjusted exercise price per share equal to $5.04 (the last reported sale price of the Common Stock on the date of the initial closing of the 8% Debentures). The options vest over a five year period, with 20% vesting respectively on each of the five annual anniversary dates following the date of the grant (subject to possible acceleration following a "change-in-control" as defined in the Company's 1988 Stock Incentive Plan (the "Plan")). Options to purchase up to 120,000 shares of Common Stock have vested as to each officer as of January 27, 1999.

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

In addition, the Company granted to each of Messrs. Kushner and Locke, as of August 1, 1997, options to purchase 83,333 (post reverse split) shares of Common Stock at an exercise price per share equal to $1.875 (the last reported sale price of the Common Stock on the date prior to the award date, as adjusted). These options (time vesting options) vest over a five year period, with 20% vesting respectively on each of the five annual anniversary dates following the date of the grant (subject to acceleration in the event of termination of optionee's employment agreement by such optionee for "cause" (as defined therein) or wrongfully by the Company or upon certain "Events" (as defined under the Plan), including termination following a "change-in-control" as defined in the Plan). The Company also granted to each of Messrs. Kushner and Locke options to purchase an additional 83,333 (post reverse split) shares of Common Stock at an exercise price per share equal to $1.875, vesting at the rate of 20% per year, but exercisable only upon (i) the achievement of at least 85% of certain annual earnings before income tax targets to be set by the board of directors or (ii) the Company's Common Stock reaching certain public trading prices ranging from $3.00 to $6.00 per share. Such performance options are also subject to accelerated vesting and exercisability under the circumstances described above for the time-vesting option tranche.

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

Mr. Lilliston. On September 14, 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company employed Mr. Lilliston as the President and Chief Operating Officer of the Company effective October 1, 1996 for a three year term. As part of the agreement, Mr. Lilliston will be paid a base salary of $400,000 per year. In addition, the Company loaned him $100,000 on September 3, 1996 and $200,000 in October 1996. The loan was made to assist Mr. Lilliston in the transition from his private law practice to his duties as Chief Operating Officer of the Company. The loan accrues simple interest at the rate of 8% per annum and will be repaid over a five year period at certain specified dates ending October 1, 2001.
Mr. Lilliston has the right to receive bonuses equal to the amount of the payments, including interest, due for such loan if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable) on certain dates (the "Employment Bonus"). Beginning October 1, 1997, so long as Mr. Lilliston is then employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive a bonus of $100,000 the first time the adjusted "Average Closing
Price" (the average closing price of the common stock over a thirty calendar day period) is $6.00 or more greater than the "First Day Price" (the average closing price of the Common Stock, as adjusted, over the thirty calendar day period immediately prior to October 1, 1996). Thereafter, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he shall be entitled to receive an additional $100,000 bonus the first time the Average Closing Price exceeds the First Day Price by $12.00 or more, as adjusted, and each whole six-dollar amount through and including $60.00, as adjusted, (each such bonus, a "Stock Bonus"). The aggregate of such bonuses shall not exceed $1,000,000. The Stock Bonuses shall be reduced by an amount equal to the Employment Bonus up to $150,000 plus interest payable thereon from September 3, 1996. As of September 30, 1998 Mr. Lilliston had received an Employment Bonus of $80,049 but no Stock Bonus.

If the Company realizes pre-tax operating profits or earnings per share for any fiscal year during Mr. Lilliston's employment greater than 100% of the Company's largest pre-tax operating profit or earnings per share amount for any of the preceding years of Mr. Lilliston's employment under his employment agreement or in any of the five fiscal years immediately preceding the commencement of such agreement, and if Mr. Lilliston is still employed by the Company at the end of the applicable fiscal year, then Mr. Lilliston shall be entitled to receive a bonus of $50,000 for each such event. No bonus was earned or paid for fiscal 1998.

As part of the agreement, the Company agreed to grant Mr. Lilliston options to purchase up to 41,667 adjusted shares of Common Stock, with 20,834 of such options having been granted and vested upon the authorization by the shareholders of the Company of additional shares of common stock in November 1996. Options to purchase an additional 8,333 shares of common stock and 12,500 shares of common stock were granted and vested on October 1, 1997 and October 1, 1998, respectively, as Mr. Lilliston reached the performance criteria established by the Board of Directors or a committee thereof. If Mr. Lilliston's employment is extended for a second term pursuant to such agreement (the "Second Term"), the Company has agreed to grant Mr. Lilliston options to purchase up to an additional 83,334 shares of Common Stock, 41,667, 16,667, and 25,000 of such options to be granted upon commencement and one, and two years, respectively, after the commencement of the Second Term with one-half of each such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof. If Mr. Lilliston's employment is extended beyond a Second Term, the Company has agreed to grant Mr. Lilliston options to purchase up to an additional 41,667 shares of Common Stock as adjusted, with such options granted in full upon such employment extension with one-half of such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof. In the event the performance goals are not met, such options vest at a fixed date in the future, contingent solely on future employment. The exercise price for such options shall be equal to the closing price of the Common Stock on the applicable date of grant. Finally, as part of Mr. Lilliston's agreement, he is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Co-Chief Executive Officers, with earnings from such consultancies limited to $150,000 per year.

Mr. Swan. Effective May 1, 1997 ("the Effective Date") the Company entered into an employment agreement with Robert Swan pursuant to which the Company employed Mr. Swan as the Chief Financial Officer of the Company for a three year term. Mr. Swan was paid a base annual salary of $160,000 for the first year, $175,000 for the current year and $200,000, for the subsequent year.
Mr. Swan has the right to receive a bonus equal to 10% of his base annual salary to the extent that net earnings for each fiscal year are greater than that of the immediately preceding fiscal year. The Company agreed to grant Mr. Swan options to purchase up to 25,000 shares of Common Stock, with options exercisable for 8,334 shares immediately vesting and for 8,333 shares vesting on each of the first and second anniversaries of the agreement. The agreement is subject to early termination by the Company in its discretion on the second anniversary date of the Effective Date.


1998 Stock Incentive Plan

The 1998 Stock Incentive Plan adopted by the Board of Directors in October 1988 (the "Plan") authorizes the granting of stock incentive awards ("Awards") to qualified officers, employees, directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. In November 1996, the shareholders of the Company voted to increase the adjusted authorized number of shares available under the Plan from 750,000 to 1,250,000. The Plan may be administered by a committee appointed by the Board and consisting of two or more members, each of whom must be Non-Employee Directors. A Non-Employee Director is defined as a director who is not employed by the Company or its subsidiaries, does not receive compensation from the Company or its subsidiaries other than as a director, except for compensation in an amount less than $60,000, and is generally disinterested. The Plan is currently administered by the entire board of directors, who determine the number of shares to be covered by an Award, the term and exercise price, if any, of the Award and other terms and provisions of Awards.

The Plan is designed to help the Company attract and retain qualified persons for positions of substantial responsibility and to provide certain key employees and consultants with an additional incentive to contribute to the success of the Company. As of January 27, 1999, options to purchase 944,692 shares of the Company's Common Stock were outstanding under the Plan. Under the Plan options to purchase 296,556 shares had been exercised, options to purchase 411,279 shares had expired or been canceled and options to purchase 8,752 shares remained available for grant under the Plan.

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

An Option may be an incentive stock option ("ISO") or a nonqualified Option. The exercise price for Options is to be determined by the Committee, but in the case of an ISO is not to be less than fair market value on the date the Option is granted (110% of fair market value in the case of an ISO granted to any person who owns more than 10% of the Common Stock). The purchase price is payable in any combination of cash, shares of Common Stock already owned by the participant for at least six months or, if authorized by the Committee, a promissory note secured by the Common Stock issuable upon exercise. In addition, the award agreement may provide for "cashless" exercise and payment. Subject to early termination or acceleration provisions, an Option is exercisable, in whole or in part, from the date specified in the related award agreement (which may be six months after the date of grant) until the expiration date determined by the Committee (not to exceed 10 years from the date of grant).

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

All employees, officers and directors of, and consultants to, the Company are eligible to participate in the Plan. The Committee determines which persons shall be granted options, the extent of such grants and, consistent with the Plan, the terms and conditions thereof. As of December 31, 1998, approximately 60 employees of the Company, and three directors of the Company who are not also employees of the Company, are eligible to receive option grants under the Plan. Options granted under the Plan may be either ISOs or options which are not intended to qualify as ISOs, except that ISOs may only be granted to employees of the Company.

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


                 	Option/SAR Grants in Last Fiscal Year

<Captions>

            Individual Grants
--------------------------------------------------------
                             Percent of                        Potential
                                total                      realizeable value
                 Number of    options/                       assumed annual
                securities      SARs                      rates of stock price
                underlying   granted to Exercise            appreciation for
                 Options/     employees  or base              option term
                   SARs      in fiscal   price   Expiration  --------------
  Name           granted(#)     year     ($/Sh)     date     5%($)    10%($)

   (a)              (b)         (c)        (d)       (e)       (f)      (g)
 ------------     --------    --------    ------  --------  -------- --------

Peter Locke           -         -%           -        -          -        -

Donald Kushner        -         -%           -        -          -        -

Bruce Lilliston    8,333      7.41%       3.875    10/1/07   20,307    51,463

Robert Swan           -         -%           -        -          -        -



            	Aggregated Option/SAR Exercises in Last Fiscal Year
                       and FY-End Option/SAR Values

                                  Number of Securities    Value of Unexercised
                                 Underlying Unerercised  In-The-Money Options/
                                    Options/SARs at FY-   SARs at FY-End($)
         Shares Acquired   Value    End(#) Exerciseable/     Exerciseable/
Name      on Exercise(#) Realized($)  Unexercisable          Unexercisable
-------  --------------  ----------   -------------          -------------

Peter Locke     -0-          N/A       183,334/133,332      44,794/179,177

Donald Kushner  -0-          N/A       183,334/133,332      44,794/179,177

Bruce Lilliston -0-          N/A           41,667/0            18,882/0

Robert Swan     -0-          N/A         16,667/8,333       22,397/11,198



Compensation Committee Interlocks and Insider Participation

From October 1, 1997 through June 18, 1998 the Compensation Committee consisted of Messrs. Hersch, Braun and Coppersmith. On June 18, 1998, at the Company's annual shareholders meeting, Messrs. Braun and Coppersmith did not stand for reelection and Messrs. Friedman and Lannan were elected to the Board odf Directors. In a subsequent Board meeting on June 18, 1998, Messrs. Friedman and Lannan were appointed to the Compensation Committee. The Compensation Committee participated in deliberations and decisions regarding executive compensation. However, the full Board of Directors of the Company participated in deliberations and decisions regarding grants of new options to certain directors and certain employees in connection with new employment agreements and amendments and extensions of employment agreements with the
Company.   Other than Messrs. Kushner and Locke, no member of the Board of
Directors was, during the fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries, however Stuart Hersch, a director, is paid $7,500 per month pursuant to a consulting contract. During fiscal year 1998, Mr. Locke served as Co-Chairman of the Board, and Co-Chief Executive Officer of the Company, and Mr. Kushner served as Co-Chairman of the Board, Co-Chief Executive Officer, and Secretary of the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.


                BENEFICIAL OWNERSHIP OF CERTAIN STOCKHOLDERS

The following table sets forth certain information as of January 27, 1999 concerning the beneficial ownership of Common Stock, by (i) each person who is known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of the current Directors of the Company;
(iii) each of the Named Executive Officers; and (iv) all current Directors and Executive Officers of the Company as a group.


                                        Common Stock          Percent of
Beneficial Owner                      Beneficially Owned       Class (8)
----------------                      ------------------       ---------

Peter Locke                                681,013 (1)            6.31%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025
(310) 481-2000

Donald Kushner                             681,158 (1)(2)         6.31%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025
(310) 481-2000

Irwin Friedman                              91,389 (3)              *
375 Park Avenue, Suite 2608
New York, NY  10152
(212) 831-1611

Stuart Hersch                               82,295 (4)              *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025
(310) 481-2000

John Lannan                                 18,888 (5)              *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

Bruce St. J. Lilliston                      41,667 (6)              *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025
(310) 481-2000

Robert Swan                                  6,667 (6)              *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA  90025
(310) 481-2000

Gruber & McBaine Capital Management, LLC 1,009,000 (7)            9.51%
50 Osgood Place
San Francisco, CA  94133
(415) 981-2101


All directors and executive officers
as a group (seven individuals)           1,603,077               14.31%
                                         (1)(2)(3)(4)(5)(6)

*  Less than 1%


(1)	Includes 183,334 shares subject to options which are currently exercisable or exercisable within 60 days of the date hereof, and excludes 133,332 options which are not currently exercisable or exercisable within 60 days of the date hereof.

(2) Includes 33,333 shares owned by a corporation controlled by Mr. Kushner.

(3) Includes 88,890 shares subject to options and warrants currently exerciseable, and excludes 27,777 shares subject to options and warrants which are not currently exercisable or exercisable within 60 days.

(4) Includes 82,295 shares subject to options currently exercisable, and excludes 5,555 shares subject to options which are not currently exercisable or exercisable within 60 days.

(5) Includes 5,556 shares subject to options currently exercisable, and excludes 11,111 shares subject to options which are not currently exercisable or exercisable within 60 days.

(6) Represents shares subject to options currently exercisable.

(7) Based upon Form 3 and Form 13D filings by the investment advisor dated December 30, 1998, as updated by the investment advisor to the Company so as to represent holdings on January 27, 1999.

(8)	As a percentage of the 10,608,141 shares outstanding on January 27, 1999 plus certain shares issuable upon conversion of convertible securities or subject to options held by such person or persons.



Item 13.  Certain Relationships and Related Transactions.

In fiscal 1993, the Company entered into a domestic home video distribution agreement with WarnerVision for the feature film Deadly Exposure. Stuart Hersch, a Director of the Company, was President of WarnerVision at that time. The distribution agreement provides for payment by WarnerVision to the Company of an advance in exchange for certain domestic home video rights, subject to certain back-end participation rights of the Company, and payments by the Company to WarnerVision of 30% of the Company's net revenues derived from Canadian home video and broadcast television exploitation of Deadly Exposure. Through September 30, 1998, no payments had been made by the Company to WarnerVision pursuant to such agreement.

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

In fiscal 1994, the Company entered into a five picture joint venture with WarnerVision similar to the Lady-in-Waiting and Last Gasp joint ventures. Through September 30, 1998, the Company had received approximately $924,000 from WarnerVision towards the production costs and expenses of these films pursuant to such joint ventures. The Company believes that the terms of the forgoing transactions are no less favorable to the Company than those that could have been obtained in transactions with unaffiliated third parties.

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

During fiscal 1998 the Company paid to WarnerVision $1,543,000, a previously accrued payment obligation, and settled certain disputes with WarnerVision.

In April 1996, the Company entered into a month-to-month consulting agreement with Stuart Hersch which provides for a monthly fee of $7,500 to be paid to Mr. Hersch. Mr. Hersch assists the Company in analyzing potential strategic acquisitions and provides the Company consulting services in connection with the Company's infomercial operations.

In February 1998 the Company paid I. Friedman Equities, Inc. $24,000 pursuant to Mr. Friedman's consulting agreement.

In August 1997, Mr. Locke acquired an option to purchase 45% of the outstanding shares of common stock of 800-U.S.Search ("Search") from Robert L. Rich pursuant to an option agreement (the "Rich Option"). In November 1997, Mr. Locke exercised the Rich Option in exchange for Mr. Locke's entering into an indemnification agreement whereby he agreed to personally indemnify Mr. Rich against certain liabilities to which Mr. Rich may have been subject in connection with Search (the "Indemnified Liabilities"). Mr. Locke subsequently transferred the shares to Dayton Way V, Inc., a California corporation and affiliate of the Company ("Dayton Way"), in exchange for indemnification by Dayton Way from the Indemnified Liabilities. In October 1997, the Company purchased 35% of the outstanding shares of common stock of Search from Nicholas Matzorkis in exchange for the Company's agreement to indemnify Mr. Matzorkis against certain liabilities to which Mr. Matzorkis may have been subject in connection with the Indemnified Liabilities. The indemnification obligation included substantially the same liabilities as the Indemnified Liabilities under the Rich Option. Subsequently, the Company assigned its rights under this agreement to Dayton Way, and Dayton Way acquired the shares, bringing its total ownership to 80% of the outstanding common stock of Search. In connection with these transactions, Dayton Way granted to the Company an option to purchase the 80% interest for $100 and the Company's agreement to indemnify Dayton Way against the Indemnified Liabilities. The Company exercised this option in January 1998.

From May 1997 to October 1997, Mr. Locke personally loaned Search $187,000, bearing interest at 10% per annum, payable upon demand. This loan was subsequently repaid in full. In addition, Search paid $35,000 in consulting fees to Mr. Locke for services rendered from May 1997 through December 1997.

The Company believes that the terms of the foregoing transactions are no less favorable to the Company than those that could have been obtained in transactions with unaffiliated third parties.

Each of Messrs. Friedman and Lannan were granted options to purchase 16,667 shares of common stock of the Company at an exercise price of $2.84 in June 1998.

In July 1998, Messrs. Braun and Coppersmith, each of whom was director of the Company until June 1998, each entered into a one year consulting agreement with the Company providing for payments totalling $20,000. In addition, the board of directors fully vested the options previously granted to Messrs. Braun and Coppersmith.


14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

The Company's Notes to Consolidated Financial Statements as previously presented are amended as follows:

(3) Investments in Unconsolidated Entities, at Equity

Equity in earnings (losses) of unconsolidated entities and other investments for the year ended September 30, 1998 which are included in operating revenues were as follows:

                                 1998
                                ------
BLT Ventures                   $(98,000)
Cracker Company LLC            (342,000)
TV First                       (148,000)
Grendel Productions LLC         136,000
Swing Ventures                  207,000
Others                          (85,000)
                               --------
                              $(330,000)
                               ========

(7) Stockholders' Equity

Warrants

In September 1997, in connection with a consulting agreement, the Company issued warrants to Allen & Company, Incorporated to purchase up to 500,000 shares of common stock of the company at $2.0625 per share. Of this total, warrants for 166,667 shares were immediately exerciseable, an additional
166,667 became exerciseable in september 1998, and the remaining 166,666 become exerciseable in September 1999, the latter event subject to Allen &
Company, Incorporated still being engaged as consultants by the Company. The warrants expire in September 2004. Also in September 1997 the Company issued warrants to a financial consultant to purchase up to 50,000 shares of common stock at $2.0625 per share. The terms of that warrant are the same as that pertaining to Allen & Company, Incorporated. The fair value of such warrants are amortized over the term of the consulting agreement.

Options

At September 30, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.86 - $15.78 and 6.4 years, respectively. At September 30, 1998, options covering 33,752 shares of common stock remained available for future grant under terms of the Company's stock incentive plan.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  January 28, 1999
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

  Signature                        Title                   Date

/s/ PETER LOCKE
Peter Locke               Co-Chairman of the Board    January 28, 1999
                          and Co-Chief Executive
                          Officer; Director

/s/ DONALD KUSHNER
Donald Kushner            Co-Chairman of the Board,   January 28, 1999
                          Co-Chief Executive Officer
                          and Secretary; Director

/s/ BRUCE ST.J LILLISTON
Bruce St.J Lilliston      President and Chief         January 28, 1999
                          Operating Officer

/s/ ROBERT SWAN
Robert Swan               Senior Vice President and   January 28, 1999
                          Chief Financial Officer

/s/ ADELINA VILLAFLOR
Adelina Villaflor         Controller (Chief           January 28, 1999
                          Accounting Officer)

/s/ IRWIN FRIEDMAN
Irwin Friedman            Director                    January 28, 1999

/s/ STUART HERSCH
Stuart Hersch             Director                    January 28, 1999


John Lannan               Director                    January __, 1999


                               EXHIBIT 21
              SUBSIDIARIES AND AFFILIATES OF THE COMPANY

Entity	(Note 1)

THE KUSHNER-LOCKE COMPANY
KL INTERNATIONAL, INC. (formerly known as AKL
    Distributing, Inc., AKL Distribution, Inc. and
    KL Distribution, Inc.)
KL PRODUCTIONS, INC. (formerly AKL Productions, Inc.
    and Kushner/Locke Company, Inc.)
KUSHNER-LOCKE PRODUCTIONS, INC. (formerly Brave Little
    Co. and Atlantic/Kushner-Locke Productions, Inc.)
POST AND PRODUCTION SERVICES, INC. (formerly Post
    Production Services, Inc., KW Acquisitions
    Corporation and KL Acquisition Corp.)
KL SYNDICATION, INC. (formerly D.I., Inc.)
TWILIGHT ENTERTAINMENT, INC. (formerly Gentox
    Films, Inc.)
KLC FILMS, INC.
KL FEATURES, INC. (formerly KLC, Inc.)
KLF GUILD COMPANY (formerly KLF Guild Co., Inc.)
KLF DEVELOPMENT CO.
KLTV GUILD CO.
KLTV DEVELOPMENT CO.
KUSHNER-LOCKE INTERNATIONAL, INC. (formerly KLC Worldwide, Inc.)
KL INTERACTIVE MEDIA, INC.
DAYTON WAY PICTURES, INC.
DAYTON WAY PICTURES II, INC.
F.W. COLD CO., INC.
DAYTON WAY PICTURES IV, INC.
KLC/NEW CITY
MDP/KLC
KLC/M3D
VADO MOUNTAIN PRODUCTIONS
OUTPOSTS PRODUCTIONS
NEA PRODUCTIONS, INC.
KUSHNER-LOCKE INTERNATIONAL (U.K.) LIMITED
800-U.S.SEARCH


Note 1 - Each entity is domiciled in California, except Kushner-Locke International (U.K.) Limited, which is domiciled in the United Kingdom.

[/TABLE]