Form 10-Q
period 1998-12-31
KUSHNER LOCKE CO
filed 1999-02-16
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the quarter ended December 31, 1998	          Commission File No.  0-17295


                         THE KUSHNER-LOCKE COMPANY
            (Exact name of registrant as specified in its charter)

 California                                               95-4079057
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


     11601 Wilshire Blvd., 21st Floor, Los Angeles, California 90025
           (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code     (310) 481-2000

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

Yes  X          No

There were 10,691,128 shares of outstanding Common Stock of the Registrant as of February 12, 1999.

Total number of pages: 21.                   Exhibit Index begins on page 21.

                        THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
             Form 10-Q for the Quarter ended December 31, 1998

                                  INDEX


                    Part I.   FINANCIAL INFORMATION

Item 1.	Financial Statements

       	Condensed Consolidated Balance Sheets
	       Condensed Consolidated Statements of Operations
	       Condensed Consolidated Statements of Cash Flows
	       Condensed Consolidated Statements of Stockholders' Equity Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Item 3.	Not Applicable.


                        Part II.   OTHER INFORMATION

Item 1. Not Applicable.

Item 2.	Recent Sales of Unregistered Securities, Uses of Proceeds From
        Registered Securities.

Item 3 through 5.  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

         	(a) Exhibits:	None.

         	(b) Reports on Form 8-K: Current Report on Form 8-K, filed on
              October 27, 1998.

                                 PART I
Item 1.

                        THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                                   December 31,  September 30,
                                                       1998          1998
                                                    (unaudited)
                                                   ------------  ------------

Assets

Cash and cash equivalents                          $  7,754,000  $  1,255,000
Reserved cash                                           228,000        66,000
Restricted cash                                       2,023,000     1,988,000
Accounts receivable, net of allowance for
  doubtful accounts                                  39,141,000    40,418,000
Due from affiliates                                   2,246,000     2,488,000
Note receivable from related party                          --        231,000
Film and television property costs, net of
  accumulated amortization                           79,691,000    73,773,000
Investments in unconsolidated entities, at equity    10,836,000    10,798,000
Other assets                                          5,686,000     6,088,000
                                                   ------------  ------------
                                                   $147,605,000  $137,105,000
                                                   ============  ============

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities           $  8,455,000  $  6,031,000
Notes payable                                        79,714,000    73,151,000
Deferred film license fees                            3,300,000     4,111,000
Contractual obligations                              16,660,000    13,851,000
Production advances                                   2,476,000     2,969,000
Convertible subordinated debentures, net of
  deferred issuance costs                            11,474,000    11,526,000
                                                   ------------  ------------
  Total liabilities                                 122,079,000   111,639,000
                                                   ------------  ------------
Stockholders' equity:
  Common stock, no par value.  Authorized
    50,000,000 shares; issued and outstanding
    10,579,292  shares at December 31, 1998
    and 9,217,029 shares at September 30, 1998       45,606,000    39,571,000
  Accumulated deficit                               (20,080,000)  (14,105,000)
                                                   ------------  ------------
  Net stockholders' equity                           25,526,000    25,466,000
                                                   ------------  ------------
                                                   $147,605,000  $137,105,000
                                                   ============  ============

See accompanying notes to condensed consolidated financial statements.

                          THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                (unaudited)

                                               Three Months Ended December 31,
                                               -------------------------------
                                                     1998            1997
                                                  -----------     -----------

Operating revenues:
  Film and television program licensing           $11,743,000     $19,571,000
  Search and individual reference services          2,243,000         589,000
                                                  -----------     -----------
  Total operating revenues                         13,986,000      20,160,000
                                                  -----------     -----------
Costs related to operating revenues:
  Film and television program licensing           (10,779,000)    (17,077,000)
  Search and individual reference services           (884,000)       (210,000)
                                                  -----------     -----------
  Total costs related to operating revenues       (11,663,000)    (17,287,000)
                                                  -----------     -----------
  Gross profit                                      2,323,000       2,873,000

Selling, general and administrative expenses       (5,669,000)     (1,135,000)
Provision for doubtful accounts and notes            (790,000)       (193,000)
                                                  -----------     -----------
  Earnings (loss) from operations                  (4,136,000)      1,545,000

Interest income                                        64,000          33,000
Interest expense                                   (1,853,000)     (1,394,000)
                                                  -----------     -----------
  Earnings (loss) before income taxes              (5,925,000)        184,000

Income tax expense                                    (50,000)         (6,000)
                                                  -----------     -----------
  Net earnings (loss)                             $(5,975,000)       $178,000
                                                  ===========     ===========

Basic net earnings (loss) per share                    $(0.64)          $0.02
                                                       ======           =====
Diluted net earnings (loss) per share                  $(0.64)          $0.02
                                                       ======           =====

Number of shares used in computing basic
  net earnings (loss) per share                     9,387,000       9,114,000
                                                    =========      ==========
Number of shares used in computing diluted
  net earnings (loss) per share                     9,387,000      10,259,000
                                                    =========      ==========


See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)

                                               Three Months Ended December 31,
                                               -------------------------------
                                                      1998            1997
                                                    -----------   -----------

Cash flows from operating activities:

 Net earnings (loss)                                $(5,975,000)   $  178,000
 Adjustments to reconcile net earnings (loss)
  to net cash (used) by operating activities:
   Amortization of film costs                         8,974,000    14,935,000
   Depreciation and amortization                        103,000        56,000
   Amortization of other assets                         173,000       255,000
   Provision for doubtful accounts and notes            790,000       193,000
   Reserved and restricted cash                        (197,000)       89,000
   Accounts receivable, net                             567,000    (6,865,000)
   Due from affiliates                                  418,000      (294,000)
   Increase in film and television property costs   (14,892,000)  (15,678,000)
   Other assets                                         292,000      (669,000)
   Accounts payable and accrued liabilities           2,422,000       (51,000)
   Deferred film license fees                          (811,000)      319,000
   Contractual obligations                            2,809,000       703,000
   Production advances                                 (493,000)     (318,000)
                                                    -----------   -----------
  Net cash provided (used) by operating activities	  (5,820,000)   (7,147,000)
                                                    -----------   -----------
Cash flows from investing activities:

 Increase in investments in unconsolidated entities     (63,000)     (301,000)
 Decrease (increase) in other assets                    (34,000)     (219,000)
                                                    -----------   -----------
  Net cash provided (used) by investing activities      (97,000)     (520,000)
                                                    -----------   -----------
Cash flows from financing activities:

 Borrowings under notes payable                      10,793,000    11,433,000
 Repayment of notes payable                          (4,230,000)  (18,099,000)
 Private placement of common stock                    5,456,000           --
 Other                                                  397,000        37,000
                                                    -----------   -----------
  Net cash provided (used) by financing activities   12,416,000    (6,629,000)
                                                    -----------   -----------
  Net increase (decrease) in cash                     6,499,000   (14,296,000)

Cash and cash equivalents at beginning of period      1,255,000    15,077,000
                                                    -----------   -----------
Cash and cash equivalents at end of period          $ 7,754,000   $   781,000
                                                    ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:

(1) During the quarter ended December 31, 1998, $100,000 of convertible subordinated debentures were converted into 17,095 shares of common stock.

(2) During the quarter ended December 31, 1997, $236,000 of convertible subordinated debentures were converted into 42,735 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

                       THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
         Condensed Consolidated Statement of Stockholders' Equity
                  Three Months ended December 31, 1998
                              (unaudited)

                               Number of   Common    Accumulated
                                 shares     Stock      Deficit         Net
                             ----------- ----------- ------------  -----------

Balance at September 30, 1998  9,217,029 $39,571,000 $(14,105,000) $25,466,000

Private placement of common
  stock                        1,200,000   5,456,000          --     5,456,000
Exercise of stock options        145,168     453,000          --       453,000
Conversion of subordinated
  debentures                      17,095      96,000          --        96,000
Consulting warrant cost              --       30,000          --        30,000
Net loss                             --          --    (5,975,000)  (5,975,000)
                              ---------- ----------- ------------  -----------
Balance at December 31, 1998  10,579,292 $45,606,000 $(20,080,000) $25,526,000
                              ========== =========== ============  ===========


See accompanying notes to condensed consolidated financial statements.

                        THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements


(1)	Summary of Significant Accounting Policies

The Company

The Kushner-Locke Company is a leading independent entertainment company which principally develops, produces, and distributes original feature films and television programming. Our feature films are developed and produced for the theatrical, made-for-video and pay cable motion picture markets. Our television programming has included television series, mini-series, movies-for-television, animation, reality and game show programming for the major networks, cable television, first-run syndication and international markets.

We established our feature film production operations in 1993. In 1994, we established an international theatrical film subsidiary to expand into foreign theatrical distribution. In 1995, we formed KLC/New City Tele-Ventures ("KLC/New City"), a joint venture 82.5% owned by us, to acquire films for distribution through emerging new delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems. In late 1997, we acquired control of 800-U.S. Search, a leading provider of fee-based public record search and other customized individual reference services. In February 1998 we established KL/Phoenix, an 80% owned entity, which distributes feature films, television and video product throughout Latin America and to launch a 24 hour Spanish language movie channel called Gran Canal Latino.

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

During November 1997, the Company obtained control of 800-US Search and established a new 80%-owned joint venture for Latin American distribution and satellite television broadcasting. Those entities' accounts are consolidated in the accompanying financial statements from the date of acquisition or establishment. The acquisition of 800-US Search was accounted for as a purchase and, after revaluing acquired assets and liabilities, the Company recorded a $2,097,000 intangible asset representing the excess of cost over net assets acquired. That intangible asset is being amortized straight-line over an estimated 5 year life. Because 800-U.S. Search and Kushner-Locke's new Latin American distribution and satellite television broadcasting subsidiaries have incurred net losses since inception or acquisition and the Company has funded 100% of such losses, the Company has recognized 100% of those incurred net losses in its consolidated financial statements and no minority interest liabilities or charges against operating results were recognized.

These unaudited consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the three month periods ended December 31, 1998 and 1997. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted and Reserved Cash

At December 31, 1998, out of $10,005,000 of total cash the Company had $2,023,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions. In addition, at December 31, 1998, the Company had $228,000 in cash collected by the Company and reserved for use principally by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

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

Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of operating segment information in annual financial statements and in interim financial reports issued to shareholders. SFAS No. 131 is effective for annual financial statements issued for periods beginning after December 15, 1997. Management is assessing the impact of SFAS No. 131 and cannot presently give assurance that the implementation will not be material to the Company's financial statements. Once implemented, interim information such as that contained in the accompanying financial statements may be retroactively restated in next year's comparative interim reports.

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


(2)	Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. SFAS No. 130 defines comprehensive income as net income plus all other changes in equity from nonowner sources. The Company has adopted the provisions of SFAS No. 130 as of October 1, 1998. For all periods presented there were no changes in equity from nonowner sources. Accordingly, for all periods presented, comprehensive income or loss is equal to net earnings or loss, and the accumulated other comprehensive loss is zero.


(3)	Film and Television Property Costs

Film and television property costs consist of the following:

                                                    December 31, September 30,
                                                        1998          1998
                                                    -----------   -----------
In process or development                            $9,586,000   $10,570,000
Released, principally feature films and television
productions, net of accumulated amortization         70,105,000    63,203,000
                                                    -----------   -----------
                                                    $79,691,000   $73,773,000
                                                    ===========   ===========


(4)	Notes Payable

Notes payable consist of the following:

                                                    December 31, September 30,
                                                        1998         1998
                                                    -----------  -----------

Note payable to bank, under the revolving credit
facility collateralized by substantially all
Company assets, interest at varying rates,
outstanding principal balance due June 2000         $62,610,000  $58,980,000

Notes payable to banks and financial institutions
principally consisting of production loans
collateralized by film rights                        17,104,000   14,171,000
                                                    -----------  -----------
                                                    $79,714,000  $73,151,000
                                                    ===========  ===========



In June 1996 the Company obtained a $40,000,000 syndicated borrowing base revolving credit facility. In September 1997 the facility was increased to $60,000,000 and the maturity was extended to June 2000. In December 1998 the facility was increased to a maximum of $75,000,000, subject to the addition of new banks to the syndicated group and to the availability of sufficient collateral. As of February 12, 1999 a maximum of $68,000,000 could be borrowed based upon available collateral, and $60,160,000 was then outstanding.


(5)	Convertible Subordinated Debentures

Convertible Subordinated Debentures consist of the following:

                                                   December 31,  September 30,
                                                      1998          1998
                                                  ------------   ------------

Series A Convertible Subordinated Debentures due
December 2000, bearing interest at 10% payable
June 15 and December 15, net                       $    73,000    $    73,000

Series B Convertible Subordinated Debentures due
December 2000, bearing interest at 13.75% payable
monthly, net                                         3,069,000      3,061,000

8% Convertible Subordinated Debentures due
December 2000, interest payable February 1 and
August 1                                             4,437,000      4,513,000

9% Convertible Subordinated Debentures due July
2002, interest payable January 1 and July 1, net     3,894,000      3,879,000
                                                   -----------    -----------
                                                   $11,474,000    $11,526,000
                                                   ===========    ===========


Series A Debentures

As of December 31, 1998 the Company had outstanding $77,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $4,000 which are amortized using the interest method to interest expense over the term of the debentures. Less than $1,000 of issuance costs were amortized to interest expense for the three months ended December 31, 1998.

Series B Debentures

As of December 31, 1998 the Company had outstanding $3,196,000 principal amount of Series B Debentures due 2000. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $128,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $16,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1998.

8% Debentures

As of December 31, 1998, the Company had outstanding $4,600,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $163,000 which are amortized using the interest method to interest expense over the term of the debentures. Approximately $21,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1998.

9% Debentures

As of December 31, 1998, the Company had outstanding $4,100,000 principal amount of 9% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $206,000, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $15,000 of issuance costs were amortized as interest expense for the three months ended December 31, 1998.


(6)	Income Taxes

Income taxes for the three month periods ended December 31, 1998 and 1997 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management believes that all taxable income for the fiscal year except for minimum state income taxes will be offset by utilization of existing net operating losses.


(7)	Contingencies

The Company is party to certain legal proceedings and claims arising out of the normal course of its business. Reference is made to the Company's annual report on Form 10-K, as amended, for the fiscal year ended September 30, 1998 for a description of certain legal proceedings. Management of the Company believes that the ultimate resolution of all of these matters will not have a material adverse effect upon the Company's results of operations, liquidity or financial condition.

In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of December 31, 1998 the Company had agreed to pay approximately $6,619,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.


(8)	Earnings (Loss) Per Share

The table below reconciles net earnings (loss) and average shares of common stock outstanding to those amounts used to calculate basic and diluted earnings (loss) per share.

                                                     Three Months Ended
                                                        December 31,
                                                     ------------------
                                                     1998           1997
                                                   -----------   ----------

Numerator:

Numerator for basic earnings per share - income
  (loss) available to common stockholders          $(5,975,000)    $178,000

Effect of dilutive securities: interest on
  convertible debt                                         --           --

Numerator for diluted earnings per share-income
  (loss) available to common stockholders after    -----------    ---------
  assumed conversions                              $(5,975,000)    $178,000
                                                   ===========    =========
Denominator:

Denominator for basic earnings (loss) per share -
weighted average shares                              9,387,000    9,114,000

Effect of dilutive securities:
  Employee stiock options                                  --     1,145,000
  Convertible debentures                                   --           --
                                                   -----------   ----------
  Dilutive potential common shares                         --     1,145,000

Denominator for diluted earnings (loss) per
  share - adjusted weighted average shares and     -----------   ----------
  assumed conversions                                9,387,000   10,259,000
                                                   ===========   ==========

Basic earnings (loss) per share                         $(0.64)       $0.02
                                                        ======       ======

Diluted earnings (loss) per share                       $(0.64)       $0.02
                                                        ======       ======

Approximately 978,000 options and 1,834,000 warrants to acquire common stock were not included in the calculation of diluted loss per share for the three months ended December 31, 1998, respectively, as the impact of including such securities would be antidilutive. Approximately 412,000 options and 1,393,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three months ended December 31, 1997, respectively, as their exercise prices were greater than the average market price for the respective periods. Shares issuable upon conversion of the Company's convertible subordinated debentures were not included in the calculation of diluted earnings per share for the three months ended December 31, 1998 or 1997 as the impact of including such securities would be antidilutive.

Item 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

The Company's revenues are currently derived primarily from the production or the acquisition of distribution rights of films released in the U.S. by studios, pay cable, basic cable, and videocassette companies; and from the development, production and distribution of television programming for the major U.S. television networks, basic and pay cable television and first-run syndication; as well as from the licensing of rights to the films and television programs in international territories. The Company generally finances all or a substantial portion of the budgeted production costs of its programming through advances obtained from licensees and borrowings secured by domestic and international licenses. The Company typically retains rights in its programming which may be exploited in future periods or in additional markets or media. In 1993 the Company established a feature film operation which produces low and medium budget films for theatrical and/or home video or cable release. The Company also has produced a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S. In 1994, the Company established an international theatrical film subsidiary to expand into foreign theatrical distribution. In 1995, the Company formed KLC/New City Tele-Ventures ("KLC/New City"), a joint venture 82.5% owned by the Company, to acquire films for distribution through emerging new delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems. In late 1997, the Company acquired control of 800-U.S. Search, a leading provider of fee-based people search and other customized individual reference services. In February 1998 the Company established KL/Phoenix, an 80% owned entity, which distributes film and television product in Latin America.

The Company's revenues and results of operations are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its films and programs. Production advances or license fees received prior to delivery or completion of a program are deferred. Production advances and deferred license fees are recognized as revenue on the date of product availability and/or delivery. Activities conducted by joint ventures, wherein the Company reports its equity in the ventures' earnings as revenues, also can significantly affect the comparability of revenues.

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

800-US Search.   In November 1997, the Company acquired 80% control of
800-U.S. Search, a leading provider of fee-based people search and other customized individual reference services. Since its acquisition, Search's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of Search has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new line of business. Since such acquisition, the Company has consolidated $10,100,000 of revenues and over $5,800,000 of net losses attributable to Search. Management's strategy is to build Search's long-term value through continued investment in enhancing Search's brand awareness and market position through increased advertising and distribution and marketing alliances. As a result, the Company believes that Search will continue to adversely affect the Company results of operations for the foreseeable future.

Gran Canal Latino. In November 1998, the Company launched Gran Canal Latino ("GCL"), its first satellite channel. GCL broadcasts 24 hours a day, with a selection of films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Through January 31, 1999, GCL's cable distributors had a base of 700,000 subscribers. A portion of those subscribers are to begin paying in February 1999. The Company is planning to launch a second channel by the end of 1999. Under a distribution agreement with Enrique Cerezo, the Company is broadcasting selections from approximately 1,500 Spanish language movie titles. The Company expects that its new satellite operations will adversely affect the Company's results of operations during the start-up phase of such satellite operations continuing into fiscal 1999.

Forward Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustments of the film costs, dependence on key personnel, production deficits, risks involved in the Internet, television and theatrical film industries, competition, government regulation, labor relations, limited operating history and continued operating losses of Search and GCL, reliance of Search on strategic relationships in Internet market, uncertain acceptance and maintenance of the 1-800-USSearch brand, risks associated with offering new services, risks associated with growth and expansion, liability for online content, rapidly changing technology, standards and consumer demands, online commerce security risks, including credit card fraud, system disruptions and capacity constraints for Search, risks associated with domain names, year 2000 compliance, shares available for future sale, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-40391), as filed with the Securities and Exchange Commission on January 8, 1998, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.


Results of Operations

Comparison of Three Months Ended December 31, 1998 and 1997

The Company's operating revenues for the first quarter ended December 31, 1998 were $13,986,000, a decrease of $(6,174,000) or (31%) from $20,160,000 from the prior fiscal year's first quarter ended December 31, 1997. The decrease resulted from a $(7,828,000) or (40%) decline in film and television licensing revenues due primarily to the timing of delivery and/or availability of films and television programs. Partially offsetting this decrease was a $1,654,000 or 281% increase in revenues from Search. Included in film and television operating revenues for the first quarter ended December 31, 1998 are $174,000 of equity in the net earnings of five joint ventures whose gross revenues are not consolidated in the accompanying financial statements. This represents a $218,000 (56%) decrease from the $392,000 of equity in earnings of unconsolidated joint ventures recognized in the quarter ended December 31, 1997.

The Company recognized $7,508,000 (54%) of revenues during the first quarter of fiscal 1999 primarily from the delivery and/or availability of two feature films, Ringmaster, starring Jerry Springer which was released in the United States by Artisan Entertainment, and One Man's Hero starring Tom Berenger, which is licensed for United States release to MGM. In addition, $3,234,000 (23%) of fiscal 1999 revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors. An additional $2,243,000 (16%) of fiscal 1999 revenues were generated by Search. Two percent of fiscal 1999 revenues came from distribution of Christian music on behalf of TV First, a Company joint venture. Three percent of fiscal 1999 revenues came from the Company's family division of direct-to-video product. Of the remaining revenues, 1% represented the licensing of exiting television programming and 2% represented revenues from materials sold to licensees and other minor sources. Gran Canal Latino generated no revenues as it offered an initial three month free subscription period upon commencement of its broadcasts in November 1998.

The Company recognized $4,300,000 (21%) of revenues during the first quarter of fiscal 1998 from the delivery and/or availability of four feature films, including Noose directed by Ted Demme, Possums starring Mac Davis, Legion starring Parker Stevenson, and Denial starring Jason Alexander and directed by Adam Rifkin. In addition, the Company recognized $8,800,000 (44%) of revenues during the first quarter of fiscal 1998 from the delivery and/or availability of additional episodes of the television series Hammer, and Mowgli: The New Adventures of The Jungle Book, and the net earnings from the delivery by a joint venture of additional episodes of the television series Cracker, starring Robert Pastorelli. Twelve percent of the Company's revenues came from its distribution of Christian music on behalf of TV First, a Company joint venture. Nine percent of revenues for the period came from the Company's family division of direct-to-video product and six percent from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors. The remaining eight percent of revenues came from distribution to domestic cable for films acquired through its majority-owned subsidiary KLC/New City, sales of search services by the newly-acquired subsidiary, 800-U.S. Search, materials sold to licensees and other minor sources.

In various stages of production for the Company's fiscal 1999 distribution slate are Mambo Cafe starring Thalia and Danny Aiello; and Confessions of a Trick Baby: Freeway II starring Natasha Leone and Vincent Gallo. The Company is also producing two pilots for television networks, Killer App, a one-hour pilot for the Fox network written by Garry Trudeau and directed by Robert Altman and Criminal Confessions, a one-hour pilot for CBS. The is no assurance that either of these pilots will be picked up for series by the networks, as only a small percentage of pilots are eventually picked up for series. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc.

Costs relating to operating revenues were $11,663,000 during the first quarter of fiscal 1999 as compared to $17,287,000 during the first quarter of fiscal 1998. As a percentage of operating revenues, costs relating to operating revenues were 83% for the first quarter of fiscal 1999 compared to 86% for the first quarter of fiscal 1998. The $(5,624,000) or (33%) decrease resulted from a $(6,298,000) or (37%) decrease in film and television licensing costs. Despite the reduced costs, the Company's film and television licensing gross profits declined $1,530,000 (61%) as the fiscal 1999 release of two feature films are expected to be only nominally profitable. Partially offsetting the film and television licensing margin decrease was a $980,000 (259%) increase in gross profits realized from Search operations. Search's gross profit margin decreased from 64% in the December 31, 1997 quarter to 61% in the December 31, 1998 quarter due primarily to recently introduced lower-priced search services intended to stimulate sales.

Selling, general and administrative expenses increased $4,534,000 or 400% to $5,669,000 in the first quarter of fiscal 1999 from $1,135,000 in the first quarter of fiscal 1998. The increase in such expenses is principally due to a $2,109,000 or 1834% increase in Search advertising expenses and a $1,469,000 increase in Search administrative expenses. Search is contractually committed to spend at least $1,480,000 in the March 1999 quarter, $1,339,000 in the June 1999 quarter and $750,000 in the September quarter for advertising. In addition, the Company's new Latin American operations, which did not exist in the fiscal 1998 first quarter, incurred $973,000 of administrative expenses during the fiscal 1999 first quarter.

The provisions for doubtful accounts and notes increased $597,000 or 309% during fiscal 1999 principally due to a $521,000 increase in such provisions for Search. The Search increase is primarily due to the foregiveness of a $299,000 related party note receivable from a founding employee and shareholder of Search in exchange for an agreement to enter into both a three year employment contract and a shareholder agreement. The remaining Search increase includes accruals for potential chargebacks regarding uncollectible consumer checks, credit card charges and 900 number telephone sales.

Interest expense for the first quarter ended December 31, 1998 was $1,853,000, a $459,000 or 33% increase as compared to $1,394,000 for the first quarter ended December 31, 1997. The increase was due to higher average borrowings under the Company's line of credit and an increased volume of separate production loans. Declines in variable interest rates during the 1999 fiscal quarter and increases in interest costs capitalized to productions did not materially affect the change in interest expense. Total indebtedness for borrowed money increased 31% to $89,764,000 at December 31, 1998 from $68,612,000 at December 31, 1997.

The Company's estimated effective income tax expense was (1%) for the first quarter ended December 31, 1998 compared to an estimated effective income tax rate of 3% for the quarter ended December 31, 1997. Tax expense in first quarter of fiscal 1999 pertained to estimated federal alternative minimum taxes and state income taxes. The Company has Federal and state net operating loss carryforwards which exceed expected taxable income for fiscal 1999.

The Company reported a net loss of $(5,975,000) or $(0.64) per share, for the first quarter ended December 31, 1998 as compared to net earnings of $178,000, or $.02 per share, for the first quarter ended December 31, 1997. The principal factors resulting in the reported net loss were the decline in both total revenues and profit margin for the film and television licensing segment, the increased investment in Search operations which have yielded significant operating losses, the inclusion of new Latin American operations which are yielding net losses, increases in provisions for doubtful accounts and increases in interest expense. Weighted number of common shares for the compared first quarters were 9,387,000 in fiscal 1999 and 9,114,000 in fiscal 1998.


Liquidity and Capital Resources

The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of third party domestic license payments and international licensing, as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sales of rights in international markets. In addition, the expansion of the Company's Search business and international distribution business and the commencement of satellite broadcasting in Latin America have significantly increased the Company's working capital requirements and demand for capital.

Cash and cash equivalents at December 31, 1998 increased to $10,005,000 (including $2,023,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and $228,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $3,309,000 (including $1,988,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and $66,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1998. Unrestricted and unreserved cash and cash equivalents increased $6,499,000 since September 30, 1998.

The Company experienced net negative cash flows from operating activities of $(5,820,000) during the three months ended December 31, 1998, resulting primarily from the net loss reported for the quarter. The Company capitalized $14,892,000 in new film and television property costs, which is $5,918,000 greater than the $8,974,000 of film and television property amortization included in results of operations. In addition to borrowings, those newly capitalized film and television property costs were principally funded by increased contractual obligations and accounts payable. The Company received $5,673,000 in December 1998 through a private placement of 1,200,000 newly-issued shares of common stock and incurred costs of $217,000 in connection with the private placement. The Company intends to advance all or most of those net proceeds to Search to fund its operations. In addition, the Company experienced net positive cash flows from borrowing activities of $6,563,000 during the period as a result of new borrowings of notes payable in excess of repayments. As a result primarily of the foregoing factors, net unrestricted cash increased during the three month period by $6,499,000 to $7,754,000 on December 31, 1998 before taking into consideration amounts available under the Company's line of credit as of such dates. See "Credit Facility" below. As the Company expands production and distribution activities, funds increased operations at Search and in Latin America and increases its debt service burdens, it may experience net negative cash flows from operating activities, pending receipt of licensing revenues, Search revenues, broadcast revenues and sales from its library.

Credit Facility

In June 1996, the Company obtained a $40,000,000 syndicated revolving line of credit from a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000 and to extend its maturity to June 2000. In
December 1998 the facility was increased to a maximum of $75,000,000.   Such
agreement provides for borrowing by the Company of up to $60,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs (as adjusted). In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (4.9375% as of February 12, 1999) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is the greater of (a) Chase's Prime Rate (7.75% as of February 12,
1999), (b) Chase's Base 30-Day CD Rate (4.89% as of February 12, 1999) plus 1% or (c) the Federal Funds Effective Rate (4.9375% as of February 12, 1999) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of 0.5% per annum of the unused portion of the credit line. The amount outstanding under the credit facility as of December 31, 1998 was $62,610,000 out of a borrowing base availability of $63,000,000, and as of February 12, 1999 $60,160,000 was outstanding out of a borrowing base availability of $68,000,000.

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

Other Loans

The Company's other borrowings, totaling $17,104,000 as of December 31, 1998, consisted of production loans from Banque Paribas (Los Angeles Agency) ("Paribas"), Equicap Financial Corporation ("Equicap") and Comerica Bank - California ("Comerica") to consolidated production entities, and loans to the Company's 80%-owned subsidiary, 800-US Search. The Kushner-Locke Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders

In February 1997, a $6,300,000 production loan was obtained from Paribas to cover a portion of the production budget of Basil. The loan bears interest at Prime (7.75% as of February 12, 1999) plus 0.5% or at LIBOR (4.9375% as of February 12, 1999) plus 2.5% payable monthly plus certain loan fee amounts. The loan is collateralized by the rights, title and assets related to the film which is being delivered to sub-distributors. In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations. In December 1998 Paribas extended the maturity of the production loan guaranteed by the Company to June 1999.

In November 1997, an $8,200,000 production loan was obtained from Comerica by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at Prime (7.75% as of February 12, 1999) plus 1% or at LIBOR (4.9375 % as of February 12, 1999) plus 2%. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. As extended, the loan matures on April 30, 1999. The loan is collateralized by the rights, title and assets related to the film. Uncollected Beowulf license receivables exceed the remaining balance of the loan.

In February 1998, 800-U.S. Search obtained a collateralized line of credit from Comerica. Advances under the line bear interest at Prime (7.75% as of February 12, 1999) plus 2.50% payable monthly. In August 1998 the bank and the Company agreed that the loan would be capped at the $345,000 amount outstanding as of that date. In November 1998, Search did not repay the loan then due. In December 1998 Comerica extended the loan's maturity date to March 1999. Through December 31, 1998 the Company had also loaned 800-U.S. Search $2,640,000 and the Company continues to provide funding to Search.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (7.75% as of February 12, 1999) plus 1% or at
LIBOR (4.9375% as of February 12, 1999) plus 2%.   The loan is collateralized
by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. The loan matures on March 31, 1999.

In April 1998, a $1,850,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Black & White. The loan bears interest at Prime (7.75% as of February 12, 1999) plus 2% or at LIBOR (4.9375% as of February 12, 1999) plus 2.25%. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matures on June 30, 1999.

In May 1998, a Canadian dollar 5,100,000 production loan was obtained from a Canadian financial institution, by a consolidated subsidiary to cover a portion of the production budgets of six direct-to-video feature films. The loan bears interest at the Canadian Prime Rate (6.75% as of February 12, 1999) plus 2%. The loan is collateralized by the rights, title and assets related to the films. The Company agreed to pay $550,000 to the subsidiary borrower upon delivery of each of the films for the acquisition of distribution rights. The loan matures on April 1, 1999.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. The loan bears interest at Prime (7.75% as of February 12, 1999) plus 1% or at LIBOR (4.9375% as of February 12, 1999) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan. The loan matures on April 30, 1999.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Mambo Cafe. The loan bears interest at Prime (7.75% as of February 12, 1999) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on October 30, 1999.

In October 1998, a $2,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Freeway II: Confessions of a Trickbaby. The loan bears interest at Prime (7.75% as of February 12, 1999) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan matures on October 30, 1999.

Securities Offerings

The Company obtained net proceeds of $5,673,000 in December 1998 ($6,000,000 of gross proceeds) through a private placement of 1,200,000 newly-issued shares of common stock.

As of December 31, 1998, $4,600,000 principal amount of 8% Convertible Subordinated Debentures and $4,100,000 principal amount of 9% Convertible Subordinated Debentures were outstanding. In December 1998, $100,000 principal amount of the 8% Debentures were converted into 17,045 shares of Common Stock. As of December 31, 1998, $77,000 principal amount of Series A Debentures (convertible into common stock at an adjusted rate of approximately $7.61 per share) and $3,196,000 of Series B Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) were outstanding.

In July 1996, the Company closed a secondary public offering of an aggregate of 4,750,000 units (a "Unit"), each Unit consisting of two shares of Common Stock (now equivalent to 1,583,334 shares in the aggregate giving effect to the 1-for-6 reverse stock split) and one five year Class C Redeemable Common Stock Purchase Warrant to purchase Common Stock at an adjusted exercise price of $6.8625 per share. The Company received net proceeds in the amount of $9,203,125. In connection with such offering, the Company issued warrants to purchase up to an aggregate of 475,000 Units (prior to the reverse split) at an adjusted rate of $19.18 per Unit to the underwriter thereof and a consultant.

Other

The Company has entered into an agreement in principle with Universal Studios, Inc. whereby the Company has the right to distribute in international territories up to nine moderate to high-budget motion pictures over a three-year period. The Company has the right to select the motion pictures, if any, to be distributed among titles made available by Universal Studios, Inc. In the event the Company and Universal Studios, Inc. agree upon one or more films under the arrangement, management currently expects to finance its acquisition of the distribution rights via credit facilities not presently in place. There can be no assurance that definitive agreements for this distribution arrangement will be agreed to, that financing will be obtained, or that such activities will ultimately be profitable if undertaken.


Summary

Management believes that existing resources and cash generated from operating activities, together with amounts expected to be available under the syndicated revolving credit agreement with Chase will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company (including its subsidiaries) from time to time may be required to seek additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital. No assurance can be given that such financing will be available or, if available, will be at costs comparable to current financings. In addition to expanding production and its distribution business, whether internally or by acquisition, the Company also considers acquisition possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

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

Until the completion of phase one, the Company cannot quantify the impact of the Year 2000 issue; however, failure of critical internal IT systems, non-IT systems, third-party vendors and financial institutions may limit or prevent the Company from performing services for its customers, and could have a material adverse effect on the Company's business, financial condition, and results of operations. Through December 31, 1998 the Company incurred no material year 2000 remediation costs, and presently anticipates incurring no material remediation costs in the future

                                   PART II
                              OTHER INFORMATION


Item 2. Recent Sales of Unregistered Securities; Uses of Proceeds

In December 1998, the Company issued to certain accredited investors 1,200,000 shares of Common Stock in a private placement with Allen & Company, Incorporated as placement agent. The net proceeds to the Company of the private placement were $5,673,000 after deducting a 5% placement agency fee and certain reimbursable expenses of Allen & Company. The Common Stock issued in the private placement was issued pursuant to exemptions from registration requirements under Section 4(2) of the Securities Act of 1933, as amended
(the "Act") and Regulation D promulgated thereunder, and accordingly the Common Stock was not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file a registration statement covering the Common Stock within 60 days of the closing of the private placement. The Company expects to use the net proceeds for working capital and general corporate purposes, primarily providing additional funding to Search for its operations.


Item 6. Exhibits and Reports on Form 8-K

       	(a)	Exhibits:  Exhibits filed as part of this report are listed on the
                       "Index to Exhibits" which follows 	the signature pages
                       hereto.

        (b) Reports on Form 8-K:  Current Report on Form 8-K, filed on October
                       27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE KUSHNER-LOCKE COMPANY
                             (Registrant)


Dated: February 16, 1999     /s/  PETER LOCKE
                             -------------------------
                             Peter Locke
                             Co-Chairman of the Board,
                             Co-Chief Executive Officer


Dated: February 16, 1999     /s/  DONALD KUSHNER
                             -------------------------
                             Donald Kushner
                             Co-Chairman of the Board,
                             Co-Chief Executive Officer
                             and Secretary


Dated: February 16, 1999     /s/  ROBERT SWAN
                             -------------------------
                             Robert Swan
                             Senior Vice President and Chief Financial Officer


                              INDEX TO EXHIBITS


None.