Form 10-K/A
period 1998-09-30
KUSHNER LOCKE CO
filed 1999-02-22
CIK 842009

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Total number of pages 102. Exhibit Index begins on page 85.

================================================================================

The undersigned registrant (the "Registrant") hereby amends its Annual Report on Form-K for the fiscal year ended September 30, 1998 (the "Report") as follows:

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

The Company's feature film activities can be grouped into three areas: production and distribution of a limited number of higher-budget films intended for wide-screen domestic theatrical release, production and distribution of low-to-moderate budget films released direct-to-video or on pay cable television, and distribution licensing of acquired film rights. In certain cases, the Company's low-to-moderate budget films may have a limited theatrical release or a pay cable premiere before being released in home video. The Company's feature slate for fiscal 1998 generated $ 26,200,000 of revenues.

Ringmaster starring Jerry Springer, Mambo Cafe starring Thalia and Danny Aiello, Confessions of a Trick Baby: Freeway II starring Natasha Leone, Vincent Gallo, and But I'm A Cheerleader were released or delivered, or are scheduled for release or delivery by the Company in fiscal 1999. In addition, the Company has recently completed production on Beowulf starring Christopher Lambert, which is licensed for domestic distribution to Dimension Films, a division of Miramax Film Corp., Susan's Plan written and directed by John Landis and starring Natassja Kinski, Billy Zane, Michael Biehn, Rob Schneider, Lara Flynn Boyle and Dan Aykroyd, Black and White starring Gina Gershon, Swing starring Lisa Stansfield and Hugo Speer, and Basil starring Christian Slater and Claire Forlani. Also in various stages of production for the Company's current distribution slate under the Magic Adventure banner are seven family films for direct-to-video release.

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

800-U.S. SEARCH

GENERAL. 800-U.S. Search ("Search"), an 80% owned subsidiary of the Company, is a leading provider of fee-based people search and other customized individual reference services. Search uses a wide variety of public records and other publicly available information on individuals. In August 1997, Peter Locke obtained an option to acquire 45% of the common stock of Search, in exchange for indemnification of the optionor against certain potential liabilities. In November 1997, Mr. Locke exercised his option and immediately transferred the Search common stock to an entity controlled by the Company in exchange for indemnification against any liability of Mr. Locke to the optionor arising from Mr. Locke's exercise of his option. Such entity subsequently acquired an additional 35% of the common stock of Search from the remaining shareholder in exchange for indemnification of the shareholder against certain potential liabilities, bringing such entity's ownership to an aggregate of 80% of the outstanding common stock of Search, and issued to the Company an option at a nominal exercise price to acquire such 80% interest in exchange for the assumption of certain liabilities. In January 1998, the Company exercised its option.

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

800-U.S. SEARCH'S INDIVIDUAL REFERENCE SERVICES. Search's current individual reference search services consist of person locator services, individual background checks, identification verification and adoption reunion services and are available 24 hours a day, 7 days a week. Search supports these services with trained customer service personnel available via telephone or online.

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

GRAN CANAL LATINO

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

Films with theatrical releases (which generally may continue for several months domestically) typically are made available for release in other media as follows:


                                          MONTHS AFTER
                                           THEATRICAL      APPROXIMATE RELEASE
  MARKET                                     RELEASE              PERIOD
  ------                                 -------------     -------------------
  Domestic home video..................   4 -  6 months             6 months
  Domestic pay-per-view................   6 -  9 months             3 months
  Domestic pay cable...................  10 - 18 months       12 - 21 months
  Domestic network or basic cable......  30 - 36 months       18 - 36 months
  Domestic syndication.................  30 - 36 months        3 - 15 years
  International theatrical.............          --            4 - 6 months
  International home video.............   6 - 12 months            6 months
  International television.............  18 - 24 months    18 months - 10 years


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

The following films were released or delivered by the Company or its joint ventures in fiscal 1998:

Picture                 Initial Media   Delivery/Release Date      Principal Talent
-------                 -------------   ---------------------      ---------------------------
Beowulf                 Theatrical      September 1998             Christopher Lambert

Denial                  Pay Cable or    December 1997              Jason Alexander
                        Video

Minion                  Pay Cable or    March 1998                 Dolph Lundgren
                        Video

Possums                 Theatrical      December 1997              Mac Davis

Susan's Plan            Theatrical      September 1998             Natassja Kinski, Billy
                                                                   Zane, Michael Biehn, Rob
                                                                   Schneider, Lara Flynn Boyle
                                                                   and Dan Aykroyd

Black and White         HBO Premiere    September 1998             Gina Gershon

Girl                    Theatrical      June 1998                  Dominique Swain

One Man's Hero          MGM Theatrical  June 1998                  Tom Berenger

Taxman                  Pay Cable or    June 1998                  Joe Pantoliano
                        Video

Legion                  Pay Cable or    December 1997              Parker Stevenson
                        Video

Picture                 Initial Media   Delivery/Release Date      Principal Talent
-------                 -------------   ---------------------      ---------------------------
Swing                   Theatrical      September 1998             Lisa Stansfield and Hugo
                                                                   Speer
Jungle Book: The        Pay Cable and   December 1997
  Search for the        Video
  Elephant Eye Diamond

Nine family pictures    Video/Cable     Various

Noose                   Theatrical      December 1997

The following films were released or delivered or are currently scheduled for release or delivery by the Company in fiscal 1999:

                        Expected
Picture                 Initial Media
---------------------   ----------------
Mambo Cafe              Theatrical

Confessions of a        Theatrical
  Trickbaby

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

International Distribution

From April 1997 through September 1998 Pascal Borno handled the Company's international distribution activities as President of Kushner-Locke International pursuant to an employment agreement ( the "Borno Agreement") entered into in April 1997. As an integral part of the Borno Agreement, the Company agreed to hire three employees of Mr. Borno's company, Conquistador Entertainment, as additional sales and marketing personnel and further agreed to distribute certain theatrical motion pictures which had been licensed by Conquistador. Conquistador would conduct no new business during the term of Mr. Borno's employment with the Company, and Conquistador did not retain any separate staff. The Company's retention of Mr. Borno and related arrangements relating to Conquistador were all reflected in the Borno Agreement and were negotiated at arm's length before the company had any business relationship with Mr. Borno, Conquistador, or its other employees. Following Mr. Borno's departure in September 1998, Chris Perry-Melish assumed responsibility for handling the Company's international distribution activities.


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

The Company seeks to increase the amount of programming it provides to the major U.S. networks, primarily one-hour series, movies-of-the-week and mini-series, in part because the Company believes network exhibition enhances a television program's potential value both in international markets and potential rerun syndication. To increase the likelihood of developing programs that will be licensed by the networks, the Company has expanded its roster of network-approved writers, producers and actors and literary materials and rights acquisition budgets. As of September 30, 1998, the Company had 7 movies-for-television and one television series in active development for potential production, many of which are being funded at least in part by the networks or other third parties.

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

The following table summarizes the Company's television programming for fiscal 1998, the type of program and the network or other medium where such programming initially exhibited or will exhibit:

                                                      First         Fiscal 1998
Title                          Type of program     Exhibition       Deliveries
-----------------------------------------------------------------------------------
Mowgli:  The New Adventures
  of  The Jungle Book (26      1/2 hour Series     Fox Kids               7
  total episodes)                                  Worldwide

Erotic Confessions (52 total   1/2 hour Series     HBO                    33
  episodes)

Cracker (16 total episodes)    One hour Series     ABC                    11

Hammer (26 total episodes)     One hour Series     Syndication            19

Killer App                     One hour Series     Fox                    0
                               (Pilot)

Criminal Minds                 One hour Series     CBS                    0
                               (Pilot)

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

The following table sets forth potential television movies in various stages of development and the potential network or other medium to which each may be delivered, if known:

Working Title                 Type of Program
-----------------------------------------------------------
Aliens Ate My Homework        Movie-of-the-week (Showtime)
Jack Reed VI                  Movie-of-the-week (NBC)
The Life She Left Behind      Movie-of-the-week (CBS)
Coast Guard                   One Hour Drama (ABC)
Murder of Tut                 Movie-of-the-Week (Fox)
After the Storm               Movie-of-the-Week (USA)
Death Cloud                   Movie-of-the-week (TBS)
Unlikely Angel II             Movie-of-the-week (CBS)


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

Title                                              First Exhibition
-----------------------------------------------------------------------
Eggs From 70 Million B.C.                          Home Video
Flesh Suitcase                                     Pay Cable
Freeway                                            Pay Cable
The Incredible Genie                               Home Video
Girl                                               Theatrical
The Grave                                          Pay Cable
The Human Pets                                     Home Video
Indecent Behavior                                  Home Video
Johnny Mysto: Boy Wizard                           Home Video
Journey to the Magic Cavern                        Home Video
The Midas Touch                                    Home Video
Lady-in-Waiting                                    Home Video
Last Gasp                                          Home Video
Last Battle for the Universe                       Home Video
The Last Time I Committed Suicide                  Theatrical
Legion                                             Cable
Little Ghost                                       Home Video
Lost World of the Giants                           Home Video
Medium Rare                                        Home Video
Mesmer                                             Home Video
Minion                                             Cable
Naked Souls                                        Home Video
Noose                                              Theatrical
Oblivion                                           HBO
One Man's Hero                                     Theatrical
The Adventures of Pinocchio                        Theatrical
Planet of the Dino-Knights                         Home Video
Red Hot                                            Home Video
Red Ribbon Blues                                   Cable/Home Video
Sensation                                          HBO
Serpent's Lair                                     Pay Cable
Shrunken Heads                                     Home Video
Susan's Plan                                       Cable
Swing                                              Theatrical
Taxman                                             Cable
Test Tube Teens                                    Home Video
Trapped in Toyworld                                Home Video
Wes Craven Presents: Mindripper                    Home Video
The Whole Wide World                               Theatrical
Alien Abduction                                    Cable/Home Video
Angel of Passion                                   Cable/Home Video
Banished Behind Bars                               Cable/Home Video
Bare Exposure                                      Cable/Home Video
Bikini Drive In                                    Cable/Home Video
Blonde Heaven                                      Cable/Home Video
Caged Hearts                                       Cable/Home Video
Call Girl                                          Cable/Home Video
Cave Girl Island                                   Cable/Home Video
Cellblock Sisters                                  Cable/Home Video
Centerfold                                         Cable/Home Video
Donor, The                                         Cable/Home Video
Electra                                            Cable/Home Video
Elke's Erotic Nights                               Cable/Home Video
Forbidden Games                                    Cable/Home Video
Hard Bounty                                        Cable/Home Video
Illicit Dreams II                                  Cable/Home Video
Improper Conduct                                   Cable/Home Video
Innocence Betrayed                                 Cable/Home Video
International Beach                                Cable/Home Video
Irresistible Impulse                               Cable/Home Video
Jacko                                              Cable/Home Video
Jungle Law                                         Cable/Home Video
Lap Dancer                                         Cable/Home Video
Love Me Twice                                      Cable/Home Video

Title                                              First Exhibition
-----------------------------------------------------------------------
Lover's Concerto                                   Cable/Home Video
Lurid Tales                                        Cable/Home Video
Masseuse, The                                      Cable/Home Video
Miami Models                                       Cable/Home Video
Midnight Confessions                               Cable/Home Video
Midnight Tease II                                  Cable/Home Video
Midnight Temptations                               Cable/Home Video
Petticoat Planet                                   Cable/Home Video
Pleasure in Paradise                               Cable/Home Video
Powder Burn                                        Cable/Home Video
Prelude to Love                                    Cable/Home Video
Private Obsession                                  Cable/Home Video
Professional Affair                                Cable/Home Video
Raven's Kiss                                       Cable/Home Video
Second Sight                                       Cable/Home Video
Seduction of Innocence                             Cable/Home Video
Sensuous Summer                                    Cable/Home Video
Shadow Dancer                                      Cable/Home Video
Siren's Kiss                                       Cable/Home Video
Softbodies, The Movie                              Cable/Home Video
Spirit of the Night                                Cable/Home Video
Stolen Heart                                       Cable/Home Video
Target of Seduction                                Cable/Home Video
Totally Exposed                                    Cable/Home Video
Tropical Tease                                     Cable/Home Video
Under Lock and Key                                 Cable/Home Video
Under The Gun                                      Cable/Home Video
Uninhibited                                        Cable/Home Video
Virtual Desire                                     Cable/Home Video
Wager of Love                                      Cable/Home Video




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

Title                                              First Exhibition
-----------------------------------------------------------------------
Princess in Love                                   CBS
Echo                                               ABC
Unlikely Angel                                     CBS


Television Series/Game Shows


                                                  Episodes
Title                                             Produced      First Exhibition
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

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "KLOC." Additionally, the stock is listed on the Pacific Stock Exchange under the symbol "KLO." The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the NNM, for the periods indicated, as retroactively adjusted for a one-for-six reverse stock split in September 1997:

             COMMON STOCK                                        HIGH   LOW
             ------------                                       ------------
FISCAL 1996
First Quarter (ended December 31, 1995)......................   $4.50 $2.82
Second Quarter (ended March 31, 1996)........................    6.36  3.48
Third Quarter (ended June 30, 1996)..........................    9.00  5.46
Fourth Quarter (ended September 30, 1996)....................    8.64  3.36

FISCAL 1997
First Quarter (ended December 31, 1996)......................    4.32  2.28
Second Quarter (ended March 31, 1997)........................    3.36  1.86

             COMMON STOCK                                        HIGH   LOW
             ------------                                       ------------
Third Quarter (ended June 30, 1997)..........................    3.00  1.32
Fourth Quarter (ended September 30, 1997)....................    3.90  1.68

FISCAL 1998
First Quarter (ended December 31, 1997)......................    5.25  2.44
Second Quarter (ended March 31, 1998)........................    3.19  1.75
Third Quarter (ended June 30, 1998)..........................    3.78  1.75
Fourth Quarter (ended September 30, 1998)....................    5.13  2.44

FISCAL 1999
First Quarter (through December 24, 1998)....................    8.38  1.63


On December 24, 1998, the last sale price for the Common Stock as reported on the NNM was $6.6875. On November 30, 1998, there were approximately 745 record holders

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                       YEAR ENDED SEPTEMBER 30,
                                                  -------------------------------------------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     1998           1997           1996         1995        1994
                                                  ------------  -------------   ------------  ----------  ----------
Operating revenues............................        $75,800        $56,935        $80,157     $20,407     $50,736
Costs relating to operating revenues..........        (61,627)       (52,084)       (70,648)    (17,404)    (54,952)
Selling, general and administrative expenses..        (12,028)        (4,023)        (3,096)     (3,388)     (3,008)
Provision for bad debts.......................         (2,118)        (1,310)          (499)       (450)       (200)
                                                  -----------   ------------    -----------   ---------  ----------
Earnings (loss) from operations...............             27           (482)         5,914        (835)     (7,424)
Interest income...............................             79            163            198         300         197
Interest expense..............................         (6,261)        (4,027)        (4,027)     (3,409)     (2,209)
Interest expense related to bridge
   note financing                                          --             --           (943)         --          --
                                                  -----------   ------------    -----------  ----------  ----------
Earnings (loss) before income taxes and
  cumulative effect of a change in accounting
  principle and extraordinary item............         (6,155)        (4,346)         1,142      (3,944)     (9,436)
Income taxes..................................           (181)           (23)           (47)        (31)      2,277
                                                  -----------   ------------    -----------  ----------  ----------
Earnings (loss) before cumulative effect of a
  change in accounting principle and
  extraordinary item..........................         (6,336)        (4,369)         1,095      (3,975)     (7,159)
Cumulative effect of a change in
  accounting for income taxes.................             --             --             --          --         394
                                                  -----------   ------------   ------------  ----------  ----------
                                                       (6,336)        (4,369)         1,095      (3,975)     (6,765)
Extraordinary item: costs associated with
  repayment of credit facility................             --             --           (365)         --          --
                                                  -----------   ------------   ------------  ----------  ----------
Net earnings (loss)...........................        ($6,336)       $(4,369)          $730     $(3,975)    $(6,765)
                                                  ===========   ============   ============  ==========  ==========
Basic and diluted earnings (loss)
  per share(2):
       Before cumulative effect of a change in
           accounting and extraordinary items.          $(.69)         $(.49)           $.16       $(.75)    $(1.46)
       Cumulative effect of a change in
           accounting for income taxes........             --             --             --           --        .08
       Extraordinary item.....................             --             --           (.05)          --         --
                                                  -----------    -----------    -----------   ----------
       Net earnings (loss)....................          $(.69)         $(.49)          $.11        $(.75)    $(1.38)
                                                  ===========    ===========    ===========   ==========   ========
Weighted average common shares outstanding(2)           9,181          8,959          6,668        5,286      4,896
                                                  ===========    ===========    ===========   ==========   ========





CONDENSED CONSOLIDATED BALANCE SHEET DATA:

                                                                                SEPTEMBER 30,
                                                             -----------------------------------------------------
                                                                               (IN THOUSANDS)

                                                                1998       1997       1996       1995       1994
                                                             ----------- ---------  ---------  ---------  ---------
Cash and cash equivalents(1)............................         $3,309   $16,791    $11,636     $4,301    $15,681
Accounts receivable, net................................         40,418    27,696     22,885      7,864      6,177
Film and television property costs, net  ...............         73,773    68,507     58,463     73,716     30,688
Total assets............................................        137,105   124,368    100,152     88,952     54,254
Notes payable...........................................         73,151    62,647     41,481     28,398      9,600
Convertible subordinated debentures, net................         11,526    11,631     12,039     17,745     22,056
Total liabilities.......................................        111,639    93,232     65,902     69,745     35,713
Stockholders' equity....................................         25,466    31,136     34,250     19,207     18,541
                                                             ==========  ========   ========   ========   ========

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

The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, certain exploitation costs, production overhead, and interest relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film or program in future markets. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular product, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result. See "Results of Operations-

Comparison of Fiscal Years Ended September 30, 1998 and 1997" and "Results of Operations-Comparison of Fiscal Years Ended September 30, 1997 and 1996."

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

800-US SEARCH. In November 1997, the Company acquired 80% control of 800-U.S. Search, a leading provider of fee-based people search and other customized individual reference services. Since its acquisition, Search's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of Search has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new line of business. Since such acquisition, the Company has consolidated $7,900,000 of revenues and over $2,800,000 of net losses attributable to Search. Management's strategy is to build Search's long-term value through continued investment in enhancing Search's brand awareness and market position through increased advertising and distribution and marketing alliances. As an expected result of increases in revenues trailing such increases in expenditures, the Company believes that Search will continue to adversely affect the Company's results of operations for the foreseeable future. See Note 10 of Notes to Consolidated Financial Statements.

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

Costs relating to operating revenues for the fiscal year ended September 30, 1998 were $61,627,000, a $9,543,000 (18%) increase as compared to $52,084,000 during the fiscal year ended September 30, 1997. As a percentage of operating revenues, costs relating to operating revenues were 81% for the fiscal year ended September 30, 1998 compared to 91% for the fiscal year ended September 30, 1997. The decreased percentage in fiscal 1998 principally reflects a change in the product mix. This principally includes the effects in fiscal 1998 of consolidating $3,156,000 of Search costs which were substantially less than the related consolidation of $7,869,000 of Search revenues. The increase in gross profit margins was partially offset by the inclusion in fiscal 1998 of $15,265,000 of amortization expense pertaining to film titles produced by others which were previously marketed by Conquistador Entertainment that are expected to be less profitable than Company titles included in fiscal 1997 costs where the Company assumed greater risks.

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

The Company's effective income tax rate was (3%) for the fiscal year ended September 30, 1998 compared to an effective income tax rate of (1%) for the fiscal year ended September 30, 1997. Income tax expense for the fiscal year ended September 30, 1998 consisted of minimum state income and federal alternative minimum taxes despite its net loss and loss carry forwards. As of September 30, 1998 the Company had a $ 35,000,000 federal income tax net operating loss carryforwards which expire through fiscal 2013. The Company expects to incur increased Federal alternative minimum taxes over the next few years despite the availability of Federal net operating losses.

The Company reported a net loss of $(6,336,000) ($0.69 per share) for the fiscal year ended September 30, 1998 as compared to a net loss of $(4,369,000) ($0.49 per share) for the fiscal year ended September 30, 1997. Weighted number of common shares for the compared fiscal years were 9,181,000 in 1998 and 8,959,000 in 1997. The weighted number of common shares at September 30, 1998 does not reflect the subsequent issuance of 1,200,000 shares in a private placement after period end. The 1998 net loss resulted primarily from consolidating Search operations into the Company's financial statements resulting in a net loss of $(2,810,000). In addition, the Company's film and television business experienced a change in product mix in fiscal 1998, including the release of low profit margin titles formerly distributed by Conquistador which generated $15,689,000 of revenues but only $424,000 of gross profit.

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

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

The Company's operating revenues for the fiscal year ended September 30, 1997 were $56,935,000, a decrease of $(23,222,000) (29%) from $80,157,000 for the prior fiscal year. The decrease was due primarily to 1997 deliveries of joint venture projects whose $24,681,000 of gross revenues (compared to $3,393,000 in fiscal 1996) are not consolidated in the accompanying financial statements, and no repetition of the 1996 delivery of the higher-budget feature The Adventures of Pinocchio, from which the Company generated $26,300,000 of revenues in fiscal 1996. If revenues generated by The Adventures of Pinocchio were excluded from both fiscal 1996 and 1997 periods, fiscal 1997 revenues would have increased 2%. The Company's production and deliveries during fiscal 1997 shifted somewhat toward increased episodic television programming with related start-up costs.

For fiscal 1997, the Company did not release a higher budget film, but earned revenues of more than $1,800,000 (3% of total revenues) for the continued international exploitation of The Adventures of Pinocchio, which was originally released in fiscal 1996. The Company's feature slate for fiscal 1997 generated over $19,800,000 (35%) of revenues principally from the international exploitation of Basil, starring Christian Slater, Claire Forlani and Jared Leto and Double Tap, starring Heather Locklear and Stephen Rea, delivery of a film produced for Twentieth Century Fox Film Corporation, equity in the earnings of the joint venture which produced two sequels to the animated feature Brave Little Toaster, and seven children's fantasy adventure films. In addition, the Company's television slate generated $22,800,000 (40%) of revenues during fiscal 1997 principally from the Company's six one hour prime time episodes of a mid-season replacement series for ABC entitled Gun which aired in the spring of 1997, equity in the earnings of the joint venture which produced five episodes of the ABC prime time network series Cracker starring Robert Pastorelli, seven episodes of the syndicated television series Hammer starring Stacy Keach, a half-hour HBO series which the Company also distributes to international and other domestic markets, and 6 episodes of Mowgli: The New Adventures of The Jungle Book, out of a total of 13 half-hour episodes for the Fox Kids Network and 26 episodes for an international distributor. In addition, the Company recognized $4,400,000 (8%) of revenues from distribution to domestic cable and pay-per-view media for films acquired through KLC/New City. The Company also recognized $7,300,000 (13%) of revenues from continuing licenses of completed product from the Company's library to foreign distributors, domestic cable channel operators and international sub-distributors. Operating revenues included $2,189,000 (an 868% increase from $226,000 in fiscal 1996) relating to the Company's equity in earnings from the following joint ventures: Cracker Company LLC, which produced and distributes the Cracker series, TV First, and the joint venture which produced and distributes the Brave Little Toaster sequels.

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

Interest expense for the year ended September 30, 1997 was $4,027,000 as compared to $4,970,000 for the year ended September 30, 1996. The 19% decrease in fiscal 1997 was primarily due to the absence of the $943,000 charge to interest expense in 1996 related to the issuance of shares of common stock as part of a refinancing by the Company. Other factors, including lower effective interest rates on the line of credit in 1997, increased 1997 credit facility borrowings, and the capitalization of $306,000 less interest to film and television property costs in fiscal 1997 were largely offsetting. Total indebtedness for borrowed money increased 39% to $74,278,000 at September 30, 1997 from $53,520,000 at September 30, 1996 due to increased production borrowings to finance a larger production slate.

The Company's effective income tax rate was (1%) for the year ended September 30, 1997 compared to an effective income tax rate of 4% for the year ended September 30, 1996. The Company recognized minimum state income tax expense incurred despite its net loss and loss carryforwards.

The Company reported a net loss of $(4,369,000), or $(.49) per share, for the fiscal year ended September 30, 1997, and net earnings of $730,000, or $.11 per share, for the fiscal year ended September 30, 1996. The loss in 1997 resulted primarily from the Company's fourth quarter reduction of prior estimates of future revenues of certain film and television product, and fourth quarter increased allowance for doubtful receivables which aggregated $2,600,000, and also from start-up costs in connection with the Company's new distribution personnel and products activities

LIQUIDITY AND CAPITAL RESOURCES

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

The Company experienced net negative cash flows of $(19,601,000) from operating activities primarily resulting from the Company's operating expenditures exceeding operating receipts at the Company and its newly-acquired subsidiary 800-US Search, and from extended trade receivables during the twelve months ended September 30, 1998. This was partially offset by net cash of $10,228,000 provided by financing activities from production loans, and greater usage of the Company's revolving line of credit. As a result primarily of an excess of production and operating expense payments over cash collections plus borrowings, net unrestricted cash decreased by $(13,822,000) to $1,255,000 on September 30, 1998. On December 29, 1998 the Company held more than $7,500,000 in net unrestricted cash. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

CREDIT FACILITY

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000, and in December 1998 the agreement was further amended to increase the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement provides for borrowing by the Company on specified percentages of domestic and international accounts and contracts receivable and a specified amount based upon the Company's appraised library value for unsold or unlicensed rights. In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow production funding after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.25% as of December 24,1998) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate (which is the greater of (a) Chase's Prime Rate (7.75% as of December 24, 1998), (b) Chase's Base CD Rate (5.61% as of December 24, 1998) plus 1% or
(c) the Federal Funds Effective Rate (4.72% as of December 24, 1998) plus 1/2%) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of .5% per annum of the unused portion of the credit line. As of December 29, 1998, the Company had drawn down $62,690,000 under the credit facility out of a total net borrowing base availability of $63,000,000. Also on that date, the Company held over $7,500,000 of unrestricted cash and over $1,900,000 of restricted cash.

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

OTHER LOANS

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

                                                                                 KUSHNER-
                                                                                  LOCKE
                                    ORIGINAL          AMOUNT        WEIGHTED     CORPORATE      PRESENT
  FILM OR COMPANY      LENDER      LOAN AMOUNT      OUTSTANDING     INTEREST     GUARANTY      MATURITY
  ---------------------------------------------------------------------------------------------------------
  Basil                Paribas       $ 6,300,000      $ 2,159,000      10%        $2,159,000     6/15/99
  Black & White        Comerica        1,850,000        1,804,000  Prime +2%              --     1/31/99
  Magic Adventures 3   Equicap         3,500,000        2,995,000  Cdn. Prime +2%         --     4/1/99
  Ringmaster           Comerica        2,900,000        2,359,000  Prime + 1%        800,000     4/30/99
  Susan's Plan         Comerica        4,625,000        4,115,000  Prime + 1%        600,000     3/31/99
  800-US Search      Comerica and
                        trade
                      creditors                           739,000     10.5%          345,000     Various
                                     -----------      -----------                 ----------
                                     $19,175,000      $14,171,000                 $3,904,000
                                     ===========      ===========                 ==========



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

Until the completion of phase one, the Company cannot quantify the impact of the Year 2000 issue; however, failure of critical internal IT systems, non-IT systems, third-party vendors and financial institutions may limit or prevent the Company from performing services for its customers, and could have a material adverse effect on the Company's business, financial condition, and results of operations. Through September 30, 1998 the Company incurred no material year 2000 remediation costs, and presently anticipates incurring no material remediation costs in the future

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued SFAS No, 128, "Earnings Per Share." SFAS No. 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, for which common stock equivalents are not considered, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure statements issued for periods ending after December 15, 1997, including interim periods. The Company's basic earnings per share as calculated under SFAS 128 are $(0.69), $(0.49)and $0.11 for the years ended September 30, 1998, 1997 and 1996 respectively.

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


                                      DIRECTOR
    NAME                       AGE     SINCE                    POSITION
    ----                       ---    --------                  --------
    Peter Locke                 55      1983     Co-Chairman and Co-Chief Executive
                                                 Officer; Director


                                      DIRECTOR
    NAME                       AGE     SINCE                    POSITION
    ----                       ---    --------                  --------
    Donald Kushner              53      1983     Co-Chairman, Co-Chief Executive Officer
                                                 and Secretary; Director
    Irwin Friedman+             64      1998     Director

    Stuart Hersch+              48      1989     Director

    John Lannan+                52      1998     Director

    Bruce St. J. Lilliston      47        --     Chief Operating Officer and President

    Robert Swan                 51        --     Senior Vice President and Chief
                                                 Financial Officer


----------------------

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

Robert Swan joined the Company as Controller on October 28, 1996. On May 1, 1997 Mr. Swan was appointed Chief Financial Officer and on May 1, 1998 became enior Vice President and Chief Financial Officer. Prior to assuming the Chief Financial Officer role for the Company, Mr. Swan had been Chief Financial Officer of AVI Entertainment Group, Inc., a music publishing and distribution company since 1994. From 1991 to 1994 Mr. Swan was Chief Financial Officer of Global Releasing Corporation and several affiliated companies which produced and distributed feature films. One affiliated company, Cannon Television, Inc., was placed in voluntary bankruptcy several months after Mr. Swan left its employ. From 1986 to 1991 Mr. Swan was an audit partner at KPMG Peat Marwick. Mr. Swan is a Certified Public Accountant.

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

Chris Perry-Melish, age 31, was appointed President, Film and Television Salesof Kushner-Locke International, Inc., the international theatrical distribution subsidiary of the Company, in October 1998. In May 1998 Mr. Perry-Melish was appointed Vice President, International Sales of Kushner-Locke International. Mr. Perry-Melish joined Kushner-Locke International, Inc. as Director, International Distribution in April 1997. From 1996 to April 1997 Mr. Perry-Melish was Director, International Distribution for Conquistador Entertainment, Inc., a distributor of feature films. From 1992 through 1996 Mr. Perry-Melish was Manager of International Distribution for Prism Entertainment, a producer and distributor of feature films and television programs.

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

Frank Hildebrand, age 48, joined the Company in January 1998 as Executive Vice President Production. From 1992 through 1997 Mr. Hildebrand was an independent producer and produced numerous films, among them two films for the Company, Freeway and the special effects film Beowulf. From 1988 to 1991 he was Executive Vice President at NOVA Entertainment, where he was responsible for the production of all features and television, including the Disney film Firebirds and Triumph of the Spirit, among others. From 1985 to 1987, Mr. Hildebrand was a producer and executive with The Samuel Goldwyn Co., where he produced the successful comedy Once Bitten.

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


                                                              LONG-TERM
                                                             COMPENSATION
                                                                AWARDS
                                                             ------------
                                                 ANNUAL       SECURITIES
                                            COMPENSATION(1)   UNDERLYING    ALL OTHER
                                            -----------------   OPTIONS   COMPENSATION
                                   FISCAL   SALARY      BONUS     SARs        (1,3)
NAME AND PRINCIPAL POSITION         YEAR      ($)        ($)       (#)         ($)
---------------------------        ------   -------    ------ ----------- ------------
Peter Locke(2)                      1998    425,000        --          --    30,856
 Co-Chairman, Co-Chief Executive    1997    425,000        --   166,666/0    36,293
 Officer                            1996    425,000        --          --    34,313

Donald Kushner                      1998    425,000        --          --    27,989
 Co-Chairman, Co-Chief Executive    1997    425,000        --   166,666/0    33,878
 Officer and Secretary              1996    425,000        --          --    30,415

Bruce Lilliston(4)                  1998    400,000    74,132     8,333/0        --
 President and Chief Operating      1997    400,000        --    41,667/0        --
 Officer

Robert Swan(4)                      1998    172,558        --          --        --
 Senior Vice President and Chief    1997    124,154        --    25,000/0        --
 Financial Officer

----------------------

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

1998 STOCK INCENTIVE PLAN

The 1998 Stock Incentive Plan adopted by the Board of Directors in October 1988 (the "Plan") authorizes the granting of stock incentive awards ("Awards") to qualified officers, employees, directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. In November 1996, the shareholders of the Company voted to increase the adjusted authorized number of shares available under the Plan from 750,000 to 1,250,000. The Plan may be administered by a committee appointed by the Board and consisting of two or more members, each of whom must be Non-Employee Directors. A Non-Employee Director is defined as a director who is not employed by the Company or its subsidiaries, does not receive compensation from the Company or its subsidiaries other than as a director, except for compensation in an amountless than $60,000, and is generally disinterested. The Plan is currently administered by the entire board of directors, who determine the number of shares to be covered by an Award, the term and exercise price, if any, of the Award and other terms and provisions of Awards.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                   ---------------------------------------------
                               PERCENT OF
                   NUMBER OF     TOTAL                               POTENTIAL REALIZABLE
                   SECURITIES    OPTIONS                               VALUE AT ASSUMED
                   UNDERLYING     SARS                               ANNUAL RATES OF STOCK
                     OPTIONS   GRANTED TO  EXERCISE                   PRICE APPRECIATION
                      /SARS     EMPLOYEES  OR BASE                     FOR OPTION TERM
                     GRANTED    IN FISCAL   PRICE     EXPIRATION     ----------------------
NAME                    (#)       YEAR      ($/SH)       DATE          5%($)       10%($)
----               ----------  ----------  --------   ----------     ---------    -------
       (a)              (b)        (c)       (d)          (e)         (f)           (g)
Peter Locke               --        --%         --           --           --           --

Donald Kushner            --        --%         --           --           --           --

Bruce Lilliston        8,333      7.41%     $3.875      10/1/07      $20,307      $51,463

Robert Swan               --        --%         --           --           --           --

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                       NUMBER OF
                                                       SECURITIES           VALUE OF
                                                       UNDERLYING         UNEXERCISED
                                                      UNEXERCISED         IN-THE-MONEY
                                                      OPTIONS/SARS          OPTIONS/
                           SHARES       VALUE          AT FY-END        SARS AT FY-END($)
                          ACQUIRED     REALIZED      EXERCISABLE/         EXERCISABLE
NAME                   ON EXERCISE(#)    ($)         UNEXERCISABLE       UNEXERCISABLE
----                   --------------  --------     ----------------   -----------------
Peter Locke                  -0-          N/A        183,334/133,332    $44,794/$179,177

Donald Kushner               -0-          N/A        183,334/133,332    $44,794/$179,177

Bruce Lilliston              -0-          N/A           41,667/0           $18,882/$0

Robert Swan                  -0-          N/A         16,667/8,333      $22,397/$11,198


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

From October 1, 1997 through June 18, 1998 the Compensation Committee consisted of Messrs. Hersch, Braun and Coppersmith. On June 18, 1998, at the Company's annual shareholders meeting, Messrs. Braun and Coppersmith did not stand for reelection and Messrs. Friedman and Lannan were elected to the Board of Directors. In a subsequent Board meeting on June 18, 1998, Messrs. Friedman and Lannan were appointed to the Compensation Committee. The Compensation Committee participated in deliberations and decisions regarding executive compensation. However, the full Board of Directors of the Company participated in deliberations and decisions regarding grants of new options to certain directors and certain employees in connection with new employment agreements and amendments and extensions of employment agreements with the Company. Other than Messrs. Kushner and Locke, no member of the Board of Directors was, during the fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries, however Stuart Hersch, a director, is paid $7,500 per month pursuant to a consulting contract. During fiscal year 1998, Mr. Locke served as Co-Chairman of the Board, and Co-Chief Executive Officer of the Company, and Mr. Kushner served as Co-Chairman of the Board, Co-Chief Executive Officer, and Secretary of the Company.

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

                                                                                        PERCENT
                                                         COMMON STOCK                     OF
BENEFICIAL OWNER                                       BENEFICIALLY OWNED               CLASS(7)
----------------                                       ------------------               --------
Peter Locke ...................................              681,013(1)(2)                6.31%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

Donald Kushner ................................              681,158   (3)                6.31%
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

Irwin Friedman ................................               91,389   (3)                   *
375 Park Avenue, Suite 2608
New York, NY 10152
(212) 813-1611

Stuart Hersch .................................               82,295   (4)                   *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

John Lannan ...................................               18,888   (5)                   *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

Bruce St. J. Lilliston ........................               41,667   (6)                   *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

Robert Swan ...................................                6,667   (6)                   *
11601 Wilshire Blvd., 21st Floor
Los Angeles, CA 90025
(310) 481-2000

Gruber & McBaine Capital Management, LLC ......            1,009,000   (7)                9.51
50 Osgood Place
San Francisco, CA 94133

All directors and executive officers as a group
(seven individuals) ...........................            1,603,077                     14.31%
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

14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                    PAGE
                                                                                                    ----
(a)    (1) Financial Statements:
           Report of Independent Accountants......................................................   51
           Independent Auditors' Report...........................................................   52
           Consolidated Balance Sheets at September 30, 1998 and 1997.............................   53
           Consolidated Statements of Operations for the years ended September 30, 1998, 1997,
           and 1996...............................................................................   54
           Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997,
           and 1996...............................................................................   55
           Consolidated Statements of Stockholders' Equity for the years ended September 30,
                1998, 1997, and 1996..............................................................   57
           Notes to Consolidated Financial Statements.............................................   58
       (2) Financial Statement Schedule
           Schedule II for the years ended September 30, 1998, 1997, and 1996.....................   82
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

KPMG LLP

Los Angeles, California
December 26, 1997

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                                                         1998                     1997
                                                                                     -------------           -------------
 ASSETS
 Cash and cash equivalents ................................................          $   1,255,000           $  15,077,000
 Reserved cash ............................................................                 66,000                 105,000
 Restricted cash ..........................................................              1,988,000               1,609,000
 Accounts receivable, net of allowance for doubtful accounts of  $2,509,000
   in 1998 and $891,000 in 1997 ...........................................             40,418,000              27,696,000
 Due from affiliates ......................................................              2,488,000                 588,000
 Note receivable from related party .......................................                231,000                 423,000
 Film and television property costs, net of accumulated amortization ......             73,773,000              68,507,000
 Investments in unconsolidated entities, at equity ........................             10,798,000               7,135,000
 Other assets .............................................................              6,088,000               3,228,000
                                                                                     -------------           -------------


 Total assets .............................................................          $ 137,105,000           $ 124,368,000
                                                                                     =============           =============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and accrued liabilities .................................          $   6,031,000           $   2,935,000
 Notes payable ............................................................             73,151,000              62,647,000
 Deferred film license fees ...............................................              4,111,000               3,362,000
 Contractual obligations ..................................................             13,851,000               6,155,000
 Production advances ......................................................              2,969,000               6,502,000
 Convertible subordinated debentures, net of deferred issuance costs ......             11,526,000              11,631,000
                                                                                     -------------           -------------

 Total liabilities ........................................................            111,639,000              93,232,000


 Commitments and contingencies

 Stockholders' equity:
     Common stock, no par value. Authorized 50,000,000 shares: issued and outstanding 9,217,029 shares at September 30, 1998 and 9,090,080
       shares at September 30, 1997 .......................................             39,571,000              38,905,000
   Accumulated deficit ....................................................            (14,105,000)             (7,769,000)
                                                                                     -------------           -------------

         Net stockholders' equity .........................................             25,466,000              31,136,000
                                                                                     -------------           -------------


Total liabilities and stockholders' equity ................................          $ 137,105,000           $ 124,368,000
                                                                                     =============           =============


See accompanying notes to consolidated financial statements.

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996



                                                                                1998            1997           1996
                                                                           --------------  -------------  -------------

Operating revenues:
     Film and television program licensing ..........................        $67,931,000    $56,935,000    $80,157,000
     Search and individual reference services .......................          7,869,000             --             --
                                                                            ------------     -----------  ------------
          Total operating revenues ..................................         75,800,000     56,935,000     80,157,000
                                                                            ------------   ------------   ------------

Costs related to operating revenues:
     Film and television program licensing ..........................        (58,038,000)   (52,084,000)   (70,648,000)
     Search and individual reference services .......................         (3,589,000)            --             --
                                                                            ------------   ------------    ------------
          Total costs related to operating revenues .................        (61,627,000)   (52,084,000)   (70,648,000)
                                                                            ------------   ------------    ------------

         Gross profit ...............................................         14,173,000      4,851,000      9,509,000

Selling, general and administrative expenses ........................        (12,028,000)    (4,023,000)    (3,096,000)

Provision for doubtful accounts and notes ...........................         (2,118,000)    (1,310,000)      (499,000)
                                                                            ------------   ------------    ------------



         Earnings (loss) from operations ............................             27,000       (482,000)     5,914,000

Interest income .....................................................             79,000        163,000        198,000
Interest expense ....................................................         (6,261,000)    (4,027,000)    (4,027,000)
Interest expense related to Bridge Note financing ...................                 --             --       (943,000)
                                                                            ------------    -----------     ------------



          Earnings (loss) before income taxes and extraordinary item          (6,155,000)    (4,346,000)     1,142,000

Income tax expense ..................................................           (181,000)       (23,000)       (47,000)
                                                                            ------------    -----------    ------------


          Earnings (loss) before extraordinary item .................         (6,336,000)    (4,369,000)     1,095,000



Extraordinary item: costs associated with repayment of credit
  facility ..........................................................                 --            --        (365,000)
                                                                            ------------    ------------    ------------



          Net earnings (loss) ..................................             $(6,336,000)   $(4,369,000)     $ 730,000
                                                                            ============    ============    ===========




Basic and diluted earnings (loss) per share:
   Before extraordinary item ........................................       $       (.69)   $       (.49)    $     .16
   Extraordinary item ...............................................                 --              --          (.05)
                                                                            ------------    ------------     ----------

          Net earnings (loss) .......................................       $       (.69)   $       (.49)    $     .11
                                                                            ============    ============    ===========


Weighted average common shares outstanding ..........................          9,181,000       8,959,000     6,668,000
                                                                            ============    ============    ===========




          See accompanying notes to consolidated financial statements.

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                        1998            1997            1996
                                                                ------------    ------------    ------------
Cash flows from operating activities:
 Net earnings (loss) ........................................   $(6,336,000)    $ (4,369,000)   $    730,000
  Adjustments to reconcile net earnings (loss) to
    net cash used by operating activities:
    Amortization of film costs ..............................     53,916,000      50,835,000      70,068,000
    Depreciation and amortization ...........................        530,000         192,000         190,000
     Provision for doubtful accounts and notes ..............      2,118,000       1,310,000         499,000
    Amortization of capitalized issuance costs ..............      1,013,000         969,000         299,000
    Interest on bridge loan .................................             --              --         750,000
      Compensation expense ..................................        348,000              --              --
  Changes in assets and liabilities:
    Restricted cash .........................................       (379,000)     (1,190,000)        743,000
    Reserved cash ...........................................         39,000       4,021,000      (4,126,000)
    Accounts receivable, net ................................    (14,755,000)     (6,121,000)    (15,520,000)
    Other receivables .......................................     (1,708,000)        767,000        (717,000)
    Film and television property costs ......................    (59,182,000)    (60,879,000)    (54,815,000)
      Other assets ..........................................       (130,000)             --              --
    Accounts payable and accrued liabilities ................      1,608,000        (342,000)         32,000
      Debt issuance costs ...................................       (800,000)             --              --
    Deferred film license fees ..............................        749,000         (98,000)        707,000
    Contractual obligations .................................      6,901,000       2,643,000       2,517,000
    Production advances .....................................     (3,533,000)      4,369,000     (14,476,000)
                                                                ------------    ------------    ------------

        Net cash used by operating activities ...............    (19,601,000)     (7,893,000)    (13,119,000)
                                                                ------------    ------------    ------------

Cash flows from investing activities:
 Investments in unconsolidated entities .....................     (3,663,000)     (5,621,000)     (1,495,000)
 Purchases of property, plant and equipment .................       (786,000)       (157,000)       (140,000)
                                                                ------------    ------------    ------------

        Net cash used by investing activities ...............     (4,449,000)     (5,778,000)     (1,635,000)
                                                                ------------    ------------    ------------
Cash flows from financing activities:
 Borrowings under notes payable .............................     42,094,000      54,716,000      34,081,000
 Repayment of notes payable .................................    (31,864,000)    (33,550,000)    (20,998,000)
 Net proceeds from issuance of common stock .................             --              --       7,202,000
 Net proceeds from exercise of stock options ................         34,000              --         412,000
 Repayment of debentures ....................................        (36,000)             --         (56,000)
 Other ......................................................             --        (491,000)     (1,935,000)
                                                                ------------    ------------    ------------

        Net cash provided by financing activities ...........     10,228,000       21,657,00      18,706,000
                                                                ------------    ------------    ------------


        Net increase (decrease) in cash .....................    (13,822,000)      7,986,000       3,952,000
Cash and cash equivalents at beginning of year ..............     15,077,000       7,091,000       3,139,000
                                                                ------------    ------------    ------------


Cash and cash equivalents at end of year ....................   $  1,255,000    $ 15,077,000    $  7,091,000
                                                                ============    ============    ============

     (continued)



Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest ....................................       $6,427,000       $4,487,000       $3,557,000
                                                        ==========       ==========       ==========

      Income taxes ..............................       $   40,000       $   23,000       $   47,000
                                                        ==========       ==========       ==========




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

THE KUSHNER-LOCKE COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                    NUMBER OF                      (ACCUMULATED
                                                     SHARES       COMMON STOCK       DEFICIT)           NET
                                                  -------------- ---------------- ---------------  ---------------
    Balance at September 30, 1995 ...          5,911,100        $23,337,000       $(4,130,000)        $ 19,207,000

Issuance of common stock ............          1,583,333          7,202,000                 --           7,202,000
Stock options exercised .............             75,000            412,000                 --             412,000
Stock purchase warrants exercised ...             25,860                 --                 --                  --
Issuance of bridge loan stock .......            105,289            750,000                 --             750,000
Conversion of subordinated debentures          1,076,959          5,949,000                 --           5,949,000
Net earnings ........................                 --                 --            730,000             730,000
                                            ------------       ------------       ------------        ------------



      Balance of September 30, 1996 .          8,777,541         37,650,000         (3,400,000)         34,250,000

Issuance of common stock ............            227,500            598,000                 --             598,000
Conversion of subordinated debentures             84,562            613,000                 --             613,000
Other ...............................                477             44,000                 --              44,000
Net loss ............................                 --                 --         (4,369,000)         (4,369,000)
                                            ------------       ------------       ------------        ------------

    Balance at September 30, 1997 ...          9,090,080         38,905,000         (7,769,000)         31,136,000

Stock options exercised .............              9,000             34,000                 --              34,000
Conversion of subordinated debentures             51,282            284,000                 --             284,000
Other ...............................             66,667            348,000                 --             348,000
Net loss ............................                 --                 --         (6,336,000)         (6,336,000)
                                            ------------       ------------       ------------        ------------

    Balance at September 30, 1998 ...          9,217,029        $39,571,000       $(14,105,000)       $ 25,466,000
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


(2) Film and Television Property Costs

Film and television property costs consist of the following:

                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                               1998               1997
                                                         -----------       -----------
In process or development ........................       $10,570,000       $10,497,000
Released, principally feature films and television
  productions, net of accumulated amortization ...        63,203,000        58,010,000
                                                         -----------       -----------

Total ............................................       $73,773,000       $68,507,000
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

                                                     NET EQUITY
                                      OWNERSHIP     INVESTMENT AND
        INVESTEE                          %            ADVANCES
                                                   ----------------
1998:
  BLT Ventures ..........                50%       $   827,000
  Cracker Company LLC ...                50%         5,648,000
  TV First ..............                50%           520,000
  Grendel Productions LLC                25%         2,093,000
  Swing Ventures ........                50%         1,230,000
  Others ................              Various         480,000
                                                   ===========
                                                   $10,798,000
                                                   ===========
1997:
  BLT Ventures ..........                50%       $ 1,925,000



  Cracker Company LLC ...                50%         3,003,000
  TV First ..............                50%           868,000
  Grendel Productions LLC                25%         1,002,000
  Others ................                50%           337,000
                                                   ===========
                                                   $ 7,135,000
                                                   ===========



Equity in earnings (losses) of unconsolidated entities and other investments for the years ended September 30, 1998, 1997 and 1996 which are included in operating revenues were as follows:

                                   1998               1997               1996
                              -----------        -----------        -----------
BLT Ventures ..........       $   (98,000)       $ 1,896,000        $   243,000
Cracker Company LLC ...          (342,000)           313,000                 --
TV First ..............          (148,000)           (20,000)           (17,000)
Grendel Productions LLC           136,000                 --                 --
Swing Ventures ........           207,000                 --                 --
Others ................           (85,000)                --                 --
                              ===========        ===========        ===========
                              $  (330,000)       $ 2,189,000        $   226,000
                              ===========        ===========        ===========

The following representation is a condensed combined unaudited summary of financial information of the Company's investments. Certain of the Company's other equity investments are not considered significant and are therefore not included.

COMBINED BALANCE SHEETS                                COMBINED BALANCE SHEETS
                                                          SEPTEMBER 30
                                                   ---------------    -------------
                                                         1998            1997
                                                   ---------------   ---------------
                                                                       (unaudited)

Film and television programming costs, net ...       $11,625,000       $12,510,000

Cash .........................................         1,956,000         1,242,000
Receivables and other assets .................        16,794,000         3,304,000
                                                     ===========       ===========
        Total assets .........................       $30,375,000       $17,056,000
                                                     ===========       ===========

Accounts payable .............................       $ 1,035,000       $ 1,481,000
Notes payable ................................         8,099,000           208,000
Production advances ..........................           104,000        10,896,000
Ownership equity .............................        21,137,000         4,471,000
                                                     ===========       ===========
        Total liabilities and ownership equity       $30,375,000       $17,056,000
                                                     ===========       ===========


COMBINED  OPERATING STATEMENTS

                                                         YEAR ENDED SEPTEMBER 30
                                         ------------------------------------------------------
                                             1998               1997              1996
                                       -----------------    --------------   ----------------
                                           (unaudited)        (unaudited)      (unaudited)

Operating income ...................       $ 31,871,000        $ 24,681,000        $  3,393,000


Costs relating to operating revenues        (30,908,000)        (20,278,000)         (2,896,000)
Interest income ....................             38,000               4,000               5,000
Interest expense ...................            (29,000)            (29,000)            (49,000)
                                           ------------        ------------        ------------
Net earnings .......................       $    972,000        $  4,378,000        $    453,000
                                           ============        ============        ============

No dividends were received from unconsolidated entities during fiscal 1998, 1997 or 1996.

(4) Notes Payable

Notes payable consist of the following:

                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                               1998              1997
                                                         ----------------- -----------------
Note payable to bank, under the revolving credit
  facility collateralized by substantially all
  Company assets, interest at varying rates as discussed
  below, outstanding principal balance due June 2000 ...       $58,980,000       $56,803,000

Notes payable to banks and/or financial institutions
  principally consisting of production loans
  collateralized by film rights ........................        14,171,000         5,844,000
                                                               -----------       -----------

Total ..................................................       $73,151,000       $62,647,000
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

The table below shows other collateralized loans as of September 30, 1998:

                                                                                           KUSHNER-
                                                                                             LOCKE
                                            ORIGINAL LOAN    AMOUNTS       WEIGHTED        CORPORATE
          FILM OR COMPANY        LENDER         AMOUNT     OUTSTANDING     INTEREST        GUARANTY      MATURITY
        -------------------------------------------------------------------------------------------------------------

    Basil                 Paribas        $6,300,000    $2,159,000        10%           $2,159,000    6/15/99
    Black  & White        Comerica        1,850,000     1,804,000    Prime + 2%                 -    1/31/99
    Magic Adventures 3    Equicap         3,500,000     2,995,000  Cdn. Prime +2%               -    4/1/99
    Ringmaster            Comerica        2,900,000     2,359,000    Prime + 1%           800,000    4/30/99
    Susan's Plan          Comerica        4,625,000     4,115,000    Prime + 1%           600,000    3/31/99
    800-US Search       Comerica and
                           trade                          739,000       10.5%             345,000    Various
                         creditors
                                      --------------  ------------                  --------------
    Total                               $19,175,000   $14,171,000                      $3,904,000
                                      ==============  ============                  ==============




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



(5)  Convertible Subordinated Debentures

                                                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                                                                         1998                 1997
                                                                                                  -----------          -----------
Series A Convertible Subordinated Debentures due December  2000,
  bearing interest at 10% per annum payable June 15 and
  December 15, net ...................................................................            $    73,000          $    71,000
Series B Convertible Subordinated Debentures due December 2000,
  bearing interest at 13 3/4% per annum payable monthly, net ...........................            3,061,000            3,029,000
8% Convertible Subordinated Debentures due December  2000, interest
  payable February 1 and August 1, net .................................................            4,513,000            4,710,000
9% Convertible Subordinated Debentures due July  2002, interest
  payable January 1 and July 1, net ....................................................            3,879,000            3,821,000
                                                                                                  -----------          -----------


Total ..................................................................................          $11,526,000          $11,631,000
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

(6)  Income Taxes

Income tax expense (benefit) consisted of the following:

                                    YEAR ENDED SEPTEMBER 30,
                                --------------------------------
                                  1998        1997        1996
                                --------  --------       -------
Current:
 Federal ...................    $154,000     --    $          --
 State .....................      27,000      23,000      47,000
                                --------    --------    --------
                                 181,000      23,000      47,000


Deferred:
 Federal ...................          --          --          --
 State .....................          --          --          --
                                --------    --------    --------


    Total income tax expense    $181,000    $ 23,000    $ 47,000
                                ========    ========    ========




A reconciliation of the statutory Federal income tax rate to the Company's effective rate is presented below:

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
                                                                             (34)%       (34)%      34 %
  Statutory Federal income tax rate.......................................
  Change in valuation allowance...........................................   31.5         34        (34)
  State income taxes, net of Federal tax benefit..........................   (0.5)       (1)         4
                                                                           ----------  ---------  ---------


                                                                             (3)%        (1)%        4%
                                                                           ==========  =========  =========




Significant components of the Company's deferred tax assets and liabilities at September 30, 1998 and September 30, 1997 are as follows:


                                                                          YEAR ENDED SEPTEMBER 30,
                                                                       -----------------------------
                                                                           1998             1997
                                                                       --------------  ---------------
Deferred tax assets:
 Net operating loss carryforwards...................................     $12,442,000      $14,056,000
 Tax and general business tax credit carryforwards..................         857,000          857,000
 Allowance for doubtful accounts and other reserves.................         695,000          691,000
 Deferred film license fees.........................................       1,571,000        1,182,000
 Other reserves.....................................................         265,000          484,000
 Depreciation.......................................................          53,000           30,000
                                                                       --------------  ---------------

    Total gross deferred assets.....................................      15,883,000       17,300,000
    Valuation allowance.............................................     (7,694,000)      (5,198,000)
                                                                       --------------  ---------------

    Net deferred tax assets.........................................      $8,189,000      $12,102,000
                                                                       ==============  ===============

Deferred tax liabilities:
 Film amortization..................................................      $7,239,000      $11,825,000
 Partnerships.......................................................         721,000          153,000
 State taxes........................................................         229,000          124,000
                                                                       --------------  ---------------

    Total deferred tax liabilities..................................      $8,189,000      $12,102,000
                                                                       ==============  ===============

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


(7) Stockholders' Equity

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

Warrants

In 1994, in connection with the 8% Convertible Subordinated Debentures offering, the Company issued warrants to the underwriter to purchase up to 10% of the aggregate principal amount of debentures sold $1,643,700 at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustment in certain circumstances. The warrants are exerciseable March 1999 for $1,613,700 principal amount and April 1999 for $30,000 principal amount. In connection with the 9% Convertible Subordinated Debenture offering, the Company issued warrants to the underwriters to purchase up to 10% of the aggregate principal amount of debentures sold $505,000 at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustments in certain circumstances. The warrants are exercisable through July 1999. Through September 30, 1998, no warrants had been exercised.

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

In September 1997, in connection with a consulting agreement, the Company issued warrants to Allen & Company, Incorporated to purchase up to 500,000 shares of common stock of the Company at $2.0625 per share. Of the total, warrants for 166,667 shares were immediately exercisable, an additional 166,667 became exercisable in September 1998, and the remaining 166,666 become exerciseable in September 1999, the latter event subject to Allen & Company, Incorporated still being engaged as consultants by the Company. The warrants expire in September 2004. Also in September 1997 the Company issued warrants to a financial consultant to purchase up to 50,000 shares of common stock at $2.0625 per share. The terms of that warrant are the same as that pertaining to Allen & Company Incorporated. The fair value of such warrants are amortized over the term of the consulting agreement.

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

The schedule below reflects stock option activity through September 30, 1998:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                                           EXERCISE
                                                              SHARES        PRICES
                                                           ---------------------------



      Balance at September 30, 1995......................       788,685

Granted Fiscal 1996......................................        16,667     $4.50
Options Expired/Canceled.................................       (30,833)    $4.86
Options Exercised........................................       (75,000)    $5.49
                                                           --------------


      Balance at September 30, 1996......................       699,519


Granted Fiscal 1997......................................        466,673    $1.98
Options Expired/Canceled.................................       (70,833)    $2.58
                                                           --------------

      Balance at September 30, 1997......................     1,095,359

Granted Fiscal 1998......................................       121,668    $2.65
Options Expired/Canceled.................................      (112,501)    $3.98
Options Exercised........................................        (9,000)    $3.75
                                                           --------------

      Balance at September 30, 1998......................     1,095,526
                                                           ==============

Exercisable at September 30, 1998........................        671,087    $4.79
Exercisable at September 30, 1997........................        528,141    $6.16
Exercisable at September 30, 1996........................        397,016    $7.04





At September 30, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $1.86 - $15.78 and 6.4 years, respectively. At September 30, 1998, 33,752 shares remained available for future grant.

The Company applies APB opinion No. 25 and related Interpretations in accounting for its plan, and accordingly, no compensation cost has been recognized. Had compensation cost for employee options been determined consistent with

FASB
Statement No. 123, the Company's net earnings (loss) and earnings loss per share would have been reduced to the pro forma amounts indicated below:

                                                       YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------------------
                                                1998              1997             1996
                                            -------------     -------------     -----------
Net earnings (loss)         As reported     $(6,336,000)      $(4,369,000)        $730,000
                                            ============     =============     ===========
                            Pro forma       $(6,662,000)      $(4,577,000)         730,000
                                            ============      =============     ===========

Earnings (loss) per share   As reported           $(.69)            $(.49)            $.11
                                            =============      =============     ===========
                            Pro forma             $(.73)            $(.51)            $.11
                                            =============     =============     ===========

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


(8) Commitments and Contingencies

Officer Compensation

 Messrs. Kushner and Locke. In March 1994, Messrs. Kushner and Locke each amended his respective employment agreement with the Company to (i) extend the term of the agreement to March 1999 and (ii) reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings for the applicable period up to a maximum of $200,000 in fiscal 1994, $220,000 in fiscal 1995, $250,000 in fiscal 1996, $270,000 in fiscal 1997 and $290,000 in fiscal
1998. Under the revised employment agreements, Messrs. Kushner and Locke each have a base salary of $425,000 through fiscal 1998, subject to potential increase upon review by the Company's Board of Directors after fiscal 1995. As approved by the Board of Directors in February 1996 and May 1996, Messrs. Kushner and Locke's employment agreements were further amended to revise the annual pre-tax earnings performance bonus so that no bonus would be payable under the yearly test for fiscal 1996 if the Company's annual pre-tax earnings were less than $1,250,000, and with an increase of the bonus rate to 6% of annual pre-tax earnings of the Company for fiscal 1996 in excess of $1,250,000 and up to $3,166,666. The amendments left unchanged both the bonus rate of 4% of pre-tax earnings of the Company for subsequent fiscal years and the maximum performance bonus of $250,000 for fiscal 1996. No bonus was accrued or paid in fiscal 1996, 1997 or 1998.

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

Director Compensation

Messrs. Irwin Friedman and Stuart Hersch are compensated at $25,000 per year, and Mr. John Lannan is compensated at $15,000 per year. During fiscal 1997 Messrs. David Braun, S. James Coppersmith and Stuart Hersch received stock options totaling 16,667 adjusted shares each at an adjusted exercise price of $1.875. In fiscal 1998, Messrs. Braun and Coppersmith each entered into a consulting agreement expiring in June 1999 pursuant to which they each will be paid $31,250 over the term of such agreement. During fiscal 1998 Messrs. Irwin Friedman and James Lannan received stock options totaling 16,667 adjusted shares, each at an exercise price of $2.84.

Employee Benefit Plans

The Company participates in various multiemployer defined benefit and defined contribution pension plans under union and industry agreements. These plans include substantially all temporary film production employees covered under various collective bargaining agreements. The Company incurred $345,000, $378,000 and $344,000 of multiemployer plan costs in fiscal 1998, 1997 and 1996, respectively. Such costs are capitalized as a component of film and television programming costs. The Company funds the costs of such plans as incurred.

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

A summary of future lease payment obligations at September 30, 1998 follows:

                                                     OPERATING
                                                      LEASES
                                                    ----------

    Fiscal 1999 ..........................          $  701,000
    Fiscal 2000 ..........................             438,000
    Fiscal 2001 ..........................              65,000
                                                    ----------

Total minimum future lease rental payments          $1,204,000
                                                    ==========


Rental expense for the years ended September 30, 1998, 1997 and 1996 was approximately $657,000, $541,000 and $540,000, respectively.

Promotion and Distribution Commitments

The Company's subsidiary, 800-US Search, has several cancelable and noncancelable promotion and distribution agreements with certain Internet companies. The minimum noncancelable fees payable under these agreements are $3,000,000 per year through April 2002.

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

(10)  Segment Information

Prior to fiscal 1998, the Company operated in one business segment, licensing film and television programs. During fiscal 1998 the Company obtained controlling interest in 800-US Search, which provides people search and customized individual reference services. Included in the Company's consolidated statements are the following amounts by business segment.

                             Fiscal Year Ended September  30, 1998


                                                       FILM AND                           ADJUSTMENTS
                                                      TELEVISION          SEARCH             AND
                                                       LICENSING          SERVICES        ELIMINATIONS     CONSOLIDATED
                                                     ------------       -----------       -----------      ------------
Operating revenues ................................  $ 68,497,000       $ 7,869,000       $  (566,000)     $ 75,800,000
Costs related to operating
revenues ..........................................   (58,471,000)       (3,156,000)               --       (61,627,000)
Selling, general and administrative
expenses ..........................................    (5,370,000)       (7,224,000)          566,000       (12,028,000)
Provision for doubtful accounts and notes..........    (1,345,000)         (773,000)                         (2,118,000)
                                                     ------------       -----------       -----------      ------------
Earnings (loss) from operations ...................  $  3,311,000       $(3,284,000)      $        --            27,000
                                                     ============       ===========       ===========
Interest income ...................................                                                              79,000
Interest expense ..................................                                                          (6,261,000)
                                                                                                           ------------
Loss before income taxes ..........................                                                        $ (6,155,000)
                                                                                                           ============
Identifiable assets at September 30, 1998 .........  $136,074,000       $ 2,786,000       $(1,755,000)     $137,105,000
                                                     ============       ===========       ===========      ============

Depreciation and amortization expense related to property, plant and equipment aggregated $264,000 for the film and television licensing segment and $266,000 for the Search segment during the fiscal year ended September 30, 1998.

Expenditures for property, plant and equipment (included in other assets in the accompanying consolidated financial statements) aggregated $468,000 for the film and television licensing segment and $328,000 for the Search segment during the fiscal year ended September 30, 1998.

All equity method investees described in note 3 to the consolidated financial statements pertain to the film and television licensing segment. Those investees' operations are conducted principally in the United States, but their revenues are generated world-wide, generally consistent with those disclosed in the export sales table below. Revenues from major customers which exceeded 10% of net operating revenues represented 32% 20% and 24% of operating revenues for the years ended September 30, 1998, 1997 and 1996, respectively, and consisted of the following:

                                                              YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------------
                                                    1998              1997             1996
                                                --------------   ---------------   -------------

Television Network CBS.......................     $        --       $ 3,029,000     $ 8,288,000
Television Network ABC.......................         500,000         4,925,000      10,550,000
Television Network NBC.......................         125,000         3,107,000              --
Home Box Office..............................       4,353,000                --              --
Canal Plus...................................      10,651,000                --              --
Taurus.......................................       9,109,000                --              --
                                                  ------------     -------------    -----------
                                                  $24,738,000       $11,061,000     $18,838,000
                                                 ============      ============     ===========

Accounts receivable from these major customers totaled $11,478,000, $0 and $109,000 at September 30, 1998, 1997 and 1996, respectively.

Domestic and international accounts receivable consisted of the following:

                                                                     AS OF SEPTEMBER 30,
                                                                 ----------------------------
                                                                    1998              1997
                                                                 -----------      -----------
Accounts receivable:
 Domestic...................................................     $10,750,000      $ 8,072,000
 International..............................................      32,177,000       20,515,000
                                                                 -----------      -----------

                                                                  42,927,000       28,587,000
Less: allowance for doubtful accounts.......................      (2,509,000)        (891,000)
                                                                 -----------      -----------

                                                                 $40,418,000      $27,696,000
                                                                 ===========      ===========

Export sales by geographic areas were as follows:

                                                        YEAR ENDED SEPTEMBER 30,
                                            -------------------------------------------------
                                               1998              1997               1996
                                            -----------        -----------       -----------
     Europe...............................   $33,354,000        $12,100,000       $22,513,000
     Canada...............................            --          2,671,000           451,000
     Other................................    10,185,000         20,229,000        13,069,000
                                             -----------        -----------       -----------
                                             $45,539,000        $35,000,000       $36,033,000
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

(11)  Fourth Quarter Adjustments

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


(12)  Subsequent Event

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

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Kushner-Locke Company:

Our report on the financial statements of The Kushner-Locke Company for the year ended September 30, 1998 is included on page 51 of this 1998 Annual Report filed on Form 10-K/A. In connection with our audit of such financial statements, we have also audited the related financial statement schedule for the year ended September 30, 1998 listed in the index on page 50 of this Form 10-K/A.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP


Los Angeles, California
December 24, 1998

                                  THE KUSHNER-LOCKE COMPANY
                                       AND SUBSIDIARIES
                              VALUATION AND QUALIFYING ACCOUNTS
                                         SCHEDULE II


                                         BALANCE AT     ADDITIONS CHARGED
                                        BEGINNING OF       TO COSTS AND      DEDUCTIONS DUE      BALANCE AT
                                           PERIOD          EXPENSES           TO WRITE-OFS      END OF PERIOD
                                        -----------     ----------------     --------------     -------------
 Allowance for Doubtful Accounts:

 Year Ended 9/30/98 .............          $891,000         2,118,000          (500,000)        $2,509,000
                                           ========         =========        ==========         ==========
 Year Ended 9/30/97 .............          $693,000         1,310,000        (1,112,000)        $  891,000
                                           ========         =========        ==========         ==========
 Year Ended 9/30/96 .............          $400,000           499,000          (206,000)        $  693,000
                                           ========         =========        ==========         ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE KUSHNER-LOCKE COMPANY
                                                       (Registrant)
Dated: February 22, 1999
                                                       /s/ DONALD KUSHNER

                                                       Donald Kushner
                                                       Co-Chairman of the Board, Co-Chief Executive Officer
                                                       and Secretary
Dated: February 22, 1999
                                                       /s/ ROBERT SWAN

                                                       Robert Swan
                                                       Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dated indicated.

                                                       THE KUSHNER-LOCKE COMPANY
                                                       (Registrant)
Dated: February 22, 1999
                                                       /s/ PETER LOCKE

                                                       Peter Locke
                                                       Co-Chairman of the Board and Co-Chief Executive
                                                       Officer
Dated: February 22, 1999
                                                       /s/ DONALD KUSHNER

                                                       Donald Kushner
                                                       Co-Chairman of the Board, Co-Chief Executive Officer
                                                       and Secretary
Dated: February 22, 1999
                                                       /s/ ROBERT SWAN

                                                       Robert Swan
                                                       Senior Vice President and Chief Financial Officer
Dated: February 22, 1999
                                                       /s/ ADELINA VILLAFLOR

                                                       Adelina Villaflor
                                                       Controller (Chief Accounting Officer)
Dated: February 22, 1999
                                                       /s/ IRWIN FRIEDMAN

                                                       Irwin Friedman
                                                       Director

Dated: February 22, 1999
                                                       /s/ STUART HERSCH

                                                       Stuart Hersch
                                                       Director
Dated: February 22, 1999
                                                       /s/ JOHN LANNAN

                                                       John Lannan
                                                       Director


                                      INDEX TO EXHIBITS

           3 Articles of Incorporation (A)
         4.1 Indenture between the Company and National City Bank of
             Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to
             10% Convertible Subordinated Debentures Due 2000, Series A (E)
         4.2 First Supplemental Indenture between the Company and National City
             Bank of Minneapolis, as Trustee, dated as of March 15, 1991 pertaining to 10% Convertible Subordinated Debentures Due 2000,
             Series A (F)
         4.3 Indenture between the Company and National City Bank of
             Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to
             13 3/4% Convertible Subordinated Debentures Due 2000, Series B (E)
         4.4 Warrant agreement between the Company and City National Bank, as
             Warrant Agent, dated as of March 19, 1991 pertaining to Common
             Stock Purchase Warrants (F)
         4.5 Warrant agreement dated September 5, 1997 between the Company and
             Allen & Company Incorporated.(U)
         4.6 Warrant agreement dated September 5, 1997 between the Company and I. Friedman Equities, Inc.
             (U)
         4.7 Warrant Agreement dated June 27, 1997 between the Company and I.
             Friedman Equities, Inc.(U)
        10.1 Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Donald
             Kushner. (W)
        10.2 Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Peter
             Locke. (W)
        10.3 1988 Stock Incentive Plan of the Company (A)
        10.4 Form of Indemnification Agreement (A)
        10.5 Kushner-Locke Shareholders' Cross-Purchase Agreement dated as of
             October 1, 1988 between and among Donald Kushner, Rebecca Hight,
             Peter Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth
             Street Limited (A)
      10.5.1 Amendment dated as of May 14, 1992 to the Kushner-Locke
             Shareholders' Cross-Purchase Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen
             Locke, Peter Locke Productions, Inc. and Twelfth Street Limited (I)
        10.6 Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner,
             Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth Street
             Limited (A)
      10.6.1 Amendment dated May 14, 1992 to the Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner,
             Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions,
             Inc. and Twelfth Street Limited (I)
       10.12 Lease Agreement, dated as of November 1989, between the Company and
             11601 Wilshire Associates (G)
     10.12.1 Amended Lease Agreement (G)
       10.16 Warrant Agreement between the Company and Chatfield Dean & Co., Inc. dated as of November 13,
             1992 (J)
       10.19 Fiscal Agency Agreement dated March 10, 1994 between and among the
             Company, Bank America National Trust Company and Bank of America
             National Trust and Savings Association (K)
     10.19.1 Side letter between the Company and BankAmerica Trust Company to the Fiscal Agency Agreement dated March 10, 1994 between and among the Company, BankAmerica Trust Company and Bank of America National
             Trust and Savings Association (K)
       10.20 Warrant Agreement dated March 10, 1994 between the Company and RAS
             Securities Corp. (K)
       10.21 Warrant Agreement dated March 10, 1994 between the Company and I. Friedman Equities,
             Inc.(K)
       10.22 Fiscal Agency Agreement dated July 25, 1994 between and among the Company,
             Bank America National Trust Company and Bank of America National Trust and
             Savings Association (L)
       10.27 Loan and Security Agreement dated December 1, 1994 between the Company and August
             Entertainment, Inc., and Guarantees between the Company, August Entertainment, Inc. and the
             Allied Entertainments Group PLC and certain of its subsidiaries (M)
       10.41 Letter Agreement dated December 5, 1995 from New Line Cinema to The
             Kushner Locke Company summarizing New Line/Savoy deal regarding The
             Legend of Pinocchio (Q)
       10.44 Amendment to the 1988 Stock Incentive Plan dated May 17, 1994 (Q)

       10.51 First Amendment to Cross Collateralization Agreement dated January
             10, 1996 between The Kushner-Locke Company, Allied Pinocchio
             Productions Ltd., Dayton Way Pictures, Inc., Dayton Way Pictures
             II, Inc., Dayton Way Pictures IV, Inc. and Newmarket Capital Group,
             L.P. (Q)
       10.56 Letter Agreement, dated as of April 12, 1996, by and among The
             Kushner-Locke Company, Chemical Bank and Chase Securities Inc. (T)
       10.57 Credit, Security, Guaranty and Pledge Agreement, dated as of June
             19, 1996, among The Kushner-Locke Company, the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank,
             N.A., (formerly Chemical Bank) as Agent, and as Fronting Bank for the lenders (the "Credit Agreement") (T)
       10.58 Employment Agreement dated September 14, 1996 between The
             Kushner-Locke Company and Bruce St. J Lilliston (V)
       10.59 Loan and Security Agreement dated March 1, 1996 between The
             Kushner-Locke Company and its subsidiaries and Banque Paribas, Los
             Angeles Agency (V)
       10.61 Waiver of Section 6.17 Overhead Expenses of the Credit Agreement,
             dated as of . (V)
       10.62 Amendment No. 5 dated as of December 22, 1997 to the Credit Agreement. (W)
       10.63 Amendment No. 6 dated as of May 13, 1998 to the Credit Agreement. (X)
       10.64 Amendment No. 7 dated as of December , 1998 to the Credit Agreement.
        23.1 Consent of PricewaterhouseCoopers LLP
        23.2 Consent of KPMG LLP

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