Form 10-Q
period 1999-03-31
KUSHNER LOCKE CO
filed 1999-05-17
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the quarter ended March 31, 1999                Commission File No.  0-17295


                         THE KUSHNER-LOCKE COMPANY
            (Exact name of registrant as specified in its charter)

 California                                               95-4079057
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


     11601 Wilshire Blvd., 21st Floor, Los Angeles, California 90025
           (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code     (310) 481-2000

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

Yes  X          No

There were 12,797,389 shares of outstanding Common Stock of the Registrant as of May 14, 1999.

Total number of pages: .                   Exhibit Index begins on page .

                        THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
              Form 10-Q for the Quarter ended March 31, 1999

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

            (b) Reports on Form 8-K:

                       Current Report on Form 8-K, filed on April 13, 1999. Current Report on Form 8-K, filed on May 3, 1999.

                                 PART I
Item 1.

                        THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                                      March 31,  September 30,
                                                       1999          1998
                                                    (unaudited)
                                                   ------------  ------------

Assets

Cash and cash equivalents                          $    560,000  $  1,255,000
Reserved cash                                           103,000        66,000
Restricted cash                                       1,995,000     1,988,000
Accounts receivable, net of allowance for
  doubtful accounts                                  39,085,000    40,418,000
Due from affiliates                                   3,430,000     2,488,000
Note receivable from related party                          --        231,000
Film and television property costs, net of
  accumulated amortization                           74,419,000    73,773,000
Investments in unconsolidated entities, at equity    10,639,000    10,798,000
Other assets                                          5,388,000     6,088,000
                                                   ------------  ------------
                                                   $135,619,000  $137,105,000
                                                   ============  ============

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities           $  8,184,000  $  6,031,000
Notes payable                                        73,208,000    73,151,000
Deferred film license fees                            2,896,000     4,111,000
Contractual obligations                              13,284,000    13,851,000
Production advances                                   2,484,000     2,969,000
Convertible subordinated debentures, net of
  deferred issuance costs                             7,671,000    11,526,000
                                                   ------------  ------------
  Total liabilities                                 107,727,000   111,639,000
                                                   ------------  ------------
Stockholders' equity:
  Common stock, no par value.  Authorized
    50,000,000 shares; issued and outstanding
    11,625,606 shares at March 31, 1999 and
    9,217,029 shares at September 30, 1998           51,671,000    39,571,000
  Additional paid-in capital                            876,000           --
  Accumulated deficit                               (24,655,000)  (14,105,000)
                                                   ------------  ------------
  Net stockholders' equity                           27,892,000    25,466,000
                                                   ------------  ------------
                                                   $135,619,000  $137,105,000
                                                   ============  ============

See accompanying notes to condensed consolidated financial statements.

                          THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                (unaudited)

                               Three Months Ended         Six Months Ended
                                    March 31,                March 31,
                            -----------------------  ------------------------
                              1999          1998         1999         1998
                            ----------  -----------  -----------  -----------

Operating revenues:
  Film and television
    programming             $6,811,000  $22,772,000   $18,554,000  $42,342,000
  Search and individual
    reference services       3,397,000    1,514,000     5,640,000    2,104,000
                            ----------   ----------    ----------   ----------
  Total operating
    revenues                10,208,000   24,286,000    24,194,000   44,446,000
                            ----------   ----------    ----------   ----------
Costs related to
    operating revenues:
  Film and television
    programming            (4,966,000)  (20,722,000)  (15,745,000) (37,800,000)
  Search and individual
    reference services     (1,476,000)     (841,000)   (2,360,000)  (1,050,000)
                           ----------    ----------    ----------   ----------
  Total costs related to
    operating revenues     (6,442,000)  (21,563,000)  (18,105,000) (38,850,000)
                           ----------    ----------    ----------   ----------
  Gross profit              3,766,000     2,723,000     6,089,000    5,596,000

Selling, general and
   administrative
   expenses                (5,684,000)   (1,865,000)  (11,353,000)  (3,018,000)

Provision for doubtful
   accounts and notes        (411,000)     (175,000)   (1,201,000)    (350,000)
                           ----------     ---------     ---------   ----------
 Earnings (loss) from
   operations              (2,329,000)      683,000    (6,465,000)   2,228,000

Interest income                39,000         4,000       103,000       37,000
Interest expense           (2,253,000)   (1,360,000)   (4,106,000)  (2,754,000)
                           ----------     ---------     ---------   ----------
Loss before income
   taxes                   (4,543,000)     (673,000)  (10,468,000)    (489,000)

Income tax expense            (32,000)       (6,000)      (82,000)     (12,000)
                           ----------     ---------    ----------    ---------
 Net loss                 ($4,575,000)    ($679,000) ($10,550,000)   ($501,000)
                           ==========     =========    ==========    =========
Loss available for
   common
   stockholders           ($4,575,000)    ($679,000) ($10,550,000)   ($501,000)
                           ==========     =========    ==========    =========
Loss per share:
  basic and diluted            ($0.42)       ($0.07)       ($1.04)      ($0.05)
                                =====         =====         =====        =====
Average number of
  shares of common
  stock outstanding        10,932,000     9,192,000    10,149,000    9,129,000
                           ==========     =========    ==========    =========


See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)

                                                 Six Months Ended March 31,
                                               -------------------------------
                                                      1999            1998
                                                    -----------   -----------

Cash flows from operating activities:

 Net loss                                           $(10,550,000)    $(501,000)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
   Amortization of film costs                         16,568,000    19,921,000
   Depreciation and amortization                         189,000       121,000
   Amortization of other assets                          301,000       498,000
   Provision for doubtful accounts and notes             965,000       350,000
   Other                                                 909,000           --
   Reserved and restricted cash                          (44,000)      156,000
   Accounts receivable                                   448,000   (15,418,000)
   Due from affiliates                                  (766,000)      (99,000)
   Increase in film and television property costs    (17,214,000)   (7,479,000)
   Other assets                                          441,000    (1,048,000)
   Accounts payable and accrued liabilities            2,151,000       633,000
   Deferred film license fees                         (1,215,000)      188,000
   Contractual obligations                              (567,000)     (359,000)
   Production advances                                  (485,000)   (4,705,000)
                                                     -----------   -----------
  Net cash used by operating activities               (8,869,000)   (7,742,000)
                                                     -----------   -----------
Cash flows from investing activities:

 Decrease (increase) in investments in
    unconsolidated entities                              134,000      (485,000)
 Increase in other assets                                (96,000)     (670,000)
                                                     -----------   -----------
  Net cash provided (used) by investing activities        38,000    (1,155,000)
                                                     -----------   -----------
Cash flows from financing activities:

 Borrowings under notes payable                       17,134,000    23,352,000
 Repayment of notes payable                          (17,077,000)  (23,179,000)
 Private placement of common stock                     5,456,000           --
 Exercise of warrants and stock options                2,671,000
 Other                                                   (48,000)       37,000
                                                     -----------   -----------
  Net cash provided by financing activities            8,136,000       210,000
                                                     -----------   -----------
  Net decrease in cash                                  (695,000)   (8,687,000)

Cash and cash equivalents at beginning of period       1,255,000    15,077,000
                                                     -----------   -----------
Cash and cash equivalents at end of period              $560,000    $6,390,000
                                                     ===========   ===========

Supplemental disclosure of non-cash investing and financing activities:

(1) During the six months ended March 31, 1999, $4,090,000 of convertible subordinated debentures were converted into 653,055 shares of common stock.

(2) During the six months ended March 31, 1998, $250,000 of convertible subordinated debentures were converted into 42,735 shares of common stock.

See accompanying notes to condensed consolidated financial statements.

                       THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
         Condensed Consolidated Statement of Stockholders' Equity
                   Six Months ended March 31, 1999
                              (unaudited)

                                            Additional
                    Number of     Common     Paid-in   Accumulated
                     Shares       Stock      Capital     Deficit        Net
                    ---------   ----------   --------  -----------   --------

Balance at
September 30, 1998  9,217,029  $39,571,000      $--  $(14,105,000) $25,466,000

Private placement
of common stock     1,200,000    5,456,000       --           --     5,456,000

Exercise of
warrants and
stock options         555,522    2,671,000       --           --     2,671,000

Conversion of
subordinated
debentures            653,055    3,942,000       --           --     3,942,000

Consulting warrant
cost                      --        33,000       --           --        33,000

Options
granted by
subsidiary                --           --    876,000          --       876,000

Net loss                  --           --        --   (10,550,000) (10,550,000)
                   ----------   ----------   -------   ----------   ----------
Balance at
March 31, 1999     11,625,606  $51,671,000  $876,000 $(24,655,000) $27,892,000
                   ==========   ==========   =======   ==========   ==========


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

We established our feature film production operations in 1993. In 1994, we established an international theatrical film subsidiary to expand into foreign theatrical distribution. In 1995, we formed KLC/New City Tele-Ventures ("KLC/New City"), a joint venture 82.5% owned by us, to acquire films for distribution through emerging new delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems. In late 1997, we acquired control of 800-U.S. Search, a leading provider of fee-based public record search and other customized individual reference services. In February 1998 we established KL/Phoenix, an 80% owned entity, which distributes feature films, television and video product throughout Latin America. In November 1998 KL/Phoenix launched a 24 hour Spanish language movie channel called Gran Canal Latino.

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

During November 1997, the Company obtained control of 800-US Search and established a new 80%-owned joint venture for Latin American distribution and satellite television broadcasting. Those entities' accounts are consolidated in the accompanying financial statements from the date of acquisition or establishment. The acquisition of 800-US Search was accounted for as a purchase and, after revaluing acquired assets and liabilities, the Company recorded a $2,097,000 intangible asset representing the excess of cost over net assets acquired. That intangible asset is being amortized straight-line over an estimated 5 year life. Because 800-U.S. Search and Kushner-Locke's new Latin American distribution and satellite television broadcasting subsidiaries have incurred net losses since inception or acquisition and the Company has funded 100% of such losses, the Company has recognized 100% of those incurred net losses in its consolidated financial statements and no minority interest receivables or credits to operating results were recognized.

These unaudited consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. The unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three and six month periods ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted and Reserved Cash

At March 31, 1999, out of $2,658,000 of total cash the Company had $1,995,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions. In addition, at March 31, 1999, the Company had $103,000 in cash collected by the Company and reserved for use principally by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period encompassing the enactment date of such change. The accompanying financial statements include no deferred tax assets or liabilities due to the existence of net operating loss carryforwards.

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


(3) Film and Television Property Costs

Film and television property costs consist of the following:

                                                      March 31, September 30,
                                                        1999          1998
                                                    -----------   -----------
In process or development                            $6,888,000   $10,570,000
Released, principally feature films and television
productions, net of accumulated amortization         67,531,000    63,203,000
                                                    -----------   -----------
                                                    $74,419,000   $73,773,000
                                                    ===========   ===========


(4) Notes Payable

Notes payable consist of the following:

                                                      March 31, September 30,
                                                        1999         1998
                                                    -----------  -----------

Note payable to bank, under the revolving credit
facility collateralized by substantially all
Company assets, interest at varying rates,
outstanding principal balance due June 2000         $64,135,000  $58,980,000

Notes payable to banks and financial institutions
principally consisting of production loans
collateralized by film rights                         9,073,000   14,171,000
                                                     ----------   ----------
                                                    $73,208,000  $73,151,000
                                                     ==========   ==========



In June 1996 the Company obtained a $40,000,000 syndicated borrowing base revolving credit facility. In September 1997 the facility was increased to $60,000,000 and the maturity was extended to June 2000. In December 1998 the facility was increased to a maximum of $75,000,000, subject to the addition of new banks to the syndicated group and to the availability of sufficient collateral. As of May 14, 1999 a maximum of $68,000,000 could be borrowed based upon available collateral, and $66,985,000 was then outstanding.


(5) Convertible Subordinated Debentures

Convertible Subordinated Debentures consist of the following:

                                                      March 31,  September 30,
                                                      1999          1998
                                                  ------------   ------------

Series A Convertible Subordinated Debentures due
December 2000, bearing interest at 10% payable
June 15 and December 15, net                          $73,000        $73,000

Series B Convertible Subordinated Debentures due
December 2000, bearing interest at 13.75% payable
monthly, net                                        2,679,000      3,061,000

8% Convertible Subordinated Debentures due
December 2000, interest payable February 1 and
August 1                                            1,296,000      4,513,000

9% Convertible Subordinated Debentures due July
2002, interest payable January 1 and July 1, net    3,623,000      3,879,000
                                                  -----------    -----------
                                                   $7,671,000    $11,526,000
                                                  ===========    ===========


Series A Debentures

As of March 31, 1999 the Company had outstanding $77,000 principal amount of Series A Debentures. The debentures are recorded net of unamortized underwriting discounts, expenses associated with the offering and warrants totaling $4,000 at March 31, 1999 which are amortized using the interest method to interest expense over the term of the debentures. Less than $1,000 of issuance costs were amortized to interest expense for the six months ended March 31, 1999.

On April 13, 1999 the Company called the Series A Debentures for redemption on or before May 14,1999. Holders of $49,000 are converting their debentures into 6,435 newly-issued shares of common stock, and the remaining $28,000 is expected to be redeemed.

Series B Debentures

As of March 31, 1999 the Company had outstanding $2,776,000 principal amount of Series B Debentures due 2000. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $97,000 at March 31, 1999, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $47,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1999.

8% Debentures

As of March 31, 1999, the Company had outstanding $1,330,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $34,000 at March 31, 1999, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $153,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1999.

9% Debentures

As of March 31, 1999, the Company had outstanding $3,800,000 principal amount of 9% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $177,000 at March 31, 1999, which are amortized using the interest method to interest expense over the term of the debentures. Approximately $43,000 of issuance costs were amortized as interest expense for the six months ended March 31, 1999.


(6) Income Taxes

Income taxes for the three and six month periods ended March 31, 1999 and 1998 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management currently believes that taxable income, if any, for the fiscal year except for federal alternative minimum taxes and minimum state income taxes will be offset by utilization of existing net operating losses.


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

In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of March 31, 1999 the Company had agreed to pay approximately $5,090,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.


(8) Earnings (Loss) Per Share

The table below reconciles net earnings (loss) and average shares of common stock outstanding to those amounts used to calculate basic and diluted earnings (loss) per share.

                               Three Months Ended    Six Months Ended
                                   March 31,            March 31,
                               ------------------  --------------------
                               1999         1998    1999           1998
                            -----------  ----------   ---------  -----------

Numerator:

Numerator for basic
  earnings per share -
  loss available to
  common stockholders          $(4,575,000) $(679,000) $(10,550,000) $(501,000)

Effect of dilutive
  securities: interest on
  convertible debt                     --         --            --         --

Numerator for diluted
  earnings per share - loss
  available to common
  stockholders after            -----------  ---------   -----------  --------
  assumed conversions          $(4,575,000) $(679,000) $(10,550,000) $(501,000)
                                ===========  =========   ===========  ========
Denominator:

Denominator for basic
  earnings per share -
  weighted average
  shares                        10,932,000   9,192,000   10,149,000  9,129,000

Effect of dilutive
 securities:
  Employee stock options               --          --           --         --
  Convertible debentures               --          --           --         --
                                ----------  ----------   ----------  ---------
  Dilutive potential
    common shares                      --          --           --         --

Denominator for diluted
  earnings per
  share - adjusted
  weighted average
  shares and                    ----------  ----------   ----------  ---------
  assumed conversions           10,932,000   9,192,000   10,149,000  9,129,000
                                ==========  ==========   ==========  =========

Basic loss per share               $(0.42)     $(0.07)      $(1.04)    $(0.05)
                                    ======      ======       ======    ======

Diluted loss per share             $(0.42)     $(0.07)      $(1.04)    $(0.05)
                                    ======      ======       ======    ======

Approximately 982,000 options and 1,446,000 warrants to acquire common stock were not included in the calculation of diluted loss per share for the three or six month periods ended March 31, 1999, respectively, as the impact of including such securities would be antidilutive. Shares issuable upon conversion of the Company's convertible subordinated debentures were not included in the calculation of diluted earnings per share for the three or six months ended March 31, 1999 or 1998 as the impact of including such securities would be antidilutive.

(9) Subsequent Events

On April 12,1999 the Company's subsidiary 800-U.S. Search filed a registration statement with the Securities and Exchange Commission proposing to issue shares of its common stock to the public. The Company anticipates selling certain of its shares in 800-U.S. Search to the public in conjunction with the proposed offering.

On April 13, 1999 the Company announced the redemption effective May 14, 1999 of its Class C Redeemable Common Stock Purchase Warrants (the "Class C Warrants") and its outstanding 10% Convertible Subordinated Debentures, Series A due 2000, each effective as of May 14, 1999, subject to certain broker protection periods. Through May 14, 1999 787,347 Class C Warrants were exercised for 787,347 shares of Common Stock and the Company was due to receive proceeds of $5,403,000. Through May 14, 1999 the Company was to issue 6,435 new shares of common stock in connection with the conversion of $49,000 aggregate principal amount of the Series A Debentures. Through May 14, 1999 the
Company expected to redeem approximately 5,000 of the Class C Warrants and $28,000 aggregate principal amount of the Series A Debentures.

On April 26, 1999 the Company issued 468,883 shares of restricted common stock to The Harvey Entertainment Company ("Harvey") in exchange for 55,000 shares of Series A Preferred Stock of Harvey and 388,215 warrants exerciseable into common stock of Harvey, all pursuant to a stock purchase agreement involving a new Harvey investor group which includes the Company. The Harvey Series A Preferred Stock are convertible into 814,814 shares of Harvey common stock commencing October 26, 1999 and bear 7% annual dividends. On a fully-diluted basis, assuming all securities exerciseable or convertible into Harvey common stock are so exercised or converted, the Company would own 12% of the voting shares of Harvey. The Company has agreed to file a registration statement registering the shares of its restricted common stock issued to Harvey by not later than June 25, 1999.

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

The Company generally capitalizes all costs incurred to produce a film or television program. Such costs include the actual direct costs of production, certain exploitation costs, production overhead and interest expense relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as participation and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the film or program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. In the event management reduces its estimates of the future gross revenues associated with a particular film or program, which had been expected to yield greater future proceeds, a significant write-down and a corresponding decrease in the Company's earnings for the quarter and fiscal year end in which such write-down is taken could result.

Gross profits for any period are a function, in part, of the number of films and programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the film or program has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period can materially affect a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's product mix during this fiscal year may further affect the Company's quarter-to-quarter or year-to-year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources.

800-U.S. Search.   In November 1997, the Company acquired 80% control of
800-U.S. Search, a leading provider of fee-based people search and other customized individual reference services. Since its acquisition, Search's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of Search has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new line of business. Since such acquisition, the Company has consolidated $13,495,000 of revenues and over ($8,060,000) of net losses attributable to Search. Management's strategy is to build Search's long-term value through continued investment in enhancing Search's brand awareness and market position through increased advertising and distribution and marketing alliances. As a result, the Company believes that Search will continue to adversely affect the Company results of operations for the foreseeable future.

Gran Canal Latino. In November 1998, the Company launched Gran Canal Latino ("GCL"), its first satellite channel. GCL broadcasts 24 hours a day, with a selection of films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Through April 30, 1999, GCL's cable distributors had a base of 700,000 subscribers. To date GCL has generated no revenues as it continues to approach the end of initial free subscription periods following commencement of broadcasts in November 1998. The Company is planning to launch a second channel by the end of 1999. Under a distribution agreement with Enrique Cerezo, the Company is broadcasting selections from approximately 1,500 Spanish language movie titles. Until subscriber receipts exceed operating costs, the Company's new satellite operations will adversely affect the Company's results of operations. Such adverse effect is presently expected to continue throughout fiscal 1999.

Forward Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustments of the film costs, dependence on key personnel, production deficits, risks involved in the Internet, television and theatrical film industries, competition, government regulation, labor relations, limited operating history and continued operating losses of Search and GCL, reliance of Search on strategic relationships in Internet market, uncertain acceptance and maintenance of the 1-800-U.S.Search brand, risks associated with offering new services, risks associated with growth and expansion, liability for online content, rapidly changing technology, standards and consumer demands, online commerce security risks, including credit card fraud, system disruptions and capacity constraints for Search, risks associated with domain names, year 2000 compliance, shares available for future sale, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-72785), as filed with the Securities and Exchange Commission on March 2, 1999, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.


Results of Operations


Comparison of Three Months Ended March 31, 1999 and 1998

The Company's operating revenues for its second quarter ended March 31, 1999 were $10,208,000, a decrease of $(14,078,000) or (58%) from $24,286,000 from the prior fiscal year's second quarter ended March 31, 1998. The decrease resulted from a $(15,961,000) or (70%) decline in film and television program revenues due primarily to the timing of delivery and/or availability of films and television programs. Included in film and television operating revenues for the second quarter ended March 31, 1999 are $89,000 of equity in the net earnings of seven joint ventures whose gross revenues are not consolidated in the accompanying financial statements. This represents a $15,000 (14%) decrease from the $104,000 of equity in net earnings of unconsolidated joint ventures recognized in the quarter ended March 31, 1998. Partially offsetting this decrease was a $1,883,000 or 124% increase in quarterly revenues from Search versus the year-earlier quarter.

Revenues for the second quarter included $3,397,000 (33% of total revenues) from 800 U.S. Search. The Company recognized $2,539,000 (26%) of revenues during the second quarter of fiscal 1999 primarily from the delivery and/or availability of three feature films. In addition, $2,541,000 (25%) of quarterly revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors, including $1,587,000 from our KL/Phoenix subsidiary in Latin America. The Company also recognized $1,160,000 (11%) from producer fees on third party productions. The balance of the Company's quarterly revenues came from a diversified mix of product, including licensing of television programming, and distribution of Christian music on behalf of TV First, a Company joint venture. Gran Canal Latino generated no revenues as it continues to approach the end of initial free subscription periods following commencement of broadcasts in November 1998.

The Company recognized $9,600,000 (40%) of revenues during the second quarter of fiscal 1998 from the delivery and/or availability of eight feature films, including Minion starring Dolph Lundgren. In addition, the Company recognized $8,800,000 (36%) of revenues during the second quarter of fiscal 1998 from the delivery and/or availability of the remaining episodes of the first-run syndication series Hammer and Mowgli: The New Adventures of The Jungle Boy, and the net earnings from the delivery by a joint venture of the remaining episodes of the ABC network series Cracker. The television network's cancellation of the Cracker series is not expected to adversely affect the Company in the future, as the series' profit margin was small. Revenues of $1,600,000 (7%) came from deliveries in the Company's family division of direct-to-video product. In addition, the Company recognized $2,000,000 (8%) of revenues this quarter from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. Of the remaining 9% of revenues, $1,514,000 came from the then newly-acquired 800 U.S. Search business, whose revenues increased 157% from those recognized in the previous quarter.

Currently in principal photography for the Company's fiscal 1999 distribution slate is Picking Up The Pieces, starring Woody Allen, Sharon Stone, Kiefer Sutherland, David Schwimmer, Elliott Gould, Cheech Marin and Lou Diamond Phillips, and directed by Alfonso Arau. The Company also expects to commence principal photography within the next four months on The Last Producer, starring and directed by Burt Reynolds, and also starring Charles Durning, Ann-Margaret, Joe Mantenga, Robert Costanzo, Sean Austin, Greg Germann and Robert Goulet. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc. and KL/Phoenix.

Costs relating to operating revenues were $6,442,000 during the second quarter of fiscal 1999, a decrease of $15,121,000 (70%) as compared to $21,563,000 during the second quarter of fiscal 1998. As a percentage of operating revenues, costs relating to operating revenues were 63% for the second quarter of fiscal 1999 compared to 89% for the second quarter of fiscal 1998. The (70%) decrease resulted from a $(15,757,000) or (76%) decrease in film and television costs due to reduced deliveries/availabilities. Despite the reduced costs, the Company's film and television gross profits declined $202,000 (10%) as the fiscal 1999 release of two feature films are expected to be only nominally profitable. Partially offsetting the film and television licensing margin decrease was a $1,248,000 (185%) increase in gross profits realized from Search operations. Search's gross profit margin increased from 44% in the March 31, 1998 quarter to 57% in the March 31, 1999 quarter due primarily to increased Internet sales which involve less direct labor costs.

Selling, general and administrative expenses increased $3,819,000 or 205% to $5,684,000 in the second quarter of fiscal 1999 from $1,865,000 in the second quarter of fiscal 1998. The increase in such expenses is principally due to an approximate $1,930,000 or 281% increase in Search advertising expenses and an approximate $673,000 or 128% increase in Search administrative expenses. Included in Search's administrative expenses is $876,000 of Search director and officer stock option costs, which are not expected to recur. In addition, the Company's new Latin American operations, which commenced operations in the fiscal 1998 second quarter, incurred $389,000 of administrative expenses during the fiscal 1999 second quarter and none in the earlier year.

The provisions for doubtful accounts and notes increased $236,000 or 135% during the second quarter of fiscal 1999 principally due to a $236,000 increase in such provisions for Search. The Search increase is due to increased accruals for potential chargebacks regarding uncollectible consumer checks, credit card charges and 900 number telephone sales.

Interest expense for the second quarter ended March 31, 1999 was $2,253,000, an $893,000 or 66% increase as compared to $1,360,000 for the second quarter ended March 31, 1998. The increase was due to higher average borrowings under the Company's line of credit and decreased interest costs capitalized to productions. Total indebtedness for borrowed money increased 9% to $80,879,000 at March 31, 1999 from $74,313,000 at March 31, 1998.

The Company's estimated effective income tax expense was (1%) for the second fiscal quarter ended March 31, 1999 compared to an estimated effective income tax rate of (1%) for the fiscal quarter ended March 31, 1998. Tax expense in each of the quarters pertained to estimated federal alternative minimum taxes and state income taxes. Through September 30, 1998 the Company had Federal and state net operating loss carryforwards totaling $35,000,000 and $6,400,000, respectively, which exceed presently expected taxable income for fiscal 1999. The Federal net operating loss carryforwards expire from fiscal 2009 through fiscal 2013. The California net operating loss carryforwards expire from fiscal 2006 through fiscal 2013.

The Company reported a net loss of $(4,575,000) or $(0.42) per basic and diluted share, for the second quarter ended March 31, 1999 as compared to a net loss of ($679,000), or ($.07) per basic and diluted share, for the second quarter ended March 31, 1998. The principal factors resulting in the reported net loss were the decline in total revenues for the film and television segment, the increased investment in Search operations which have yielded significant continuing operating losses, the inclusion of new Latin American operations which are yielding start-up net losses, increases in provisions for doubtful accounts and increases in interest expense. Weighted number of common shares for the compared second quarters were 10,932,000 in fiscal 1999 and 9,192,000 in fiscal 1998.


Comparison of Six Months Ended March 31, 1999 and 1998

The Company's operating revenues for the six months ended March 31, 1999 were $24,194,000, a decrease of ($20,252,000) (46%) from $44,446,000 from the prior fiscal year's six month period. The decrease resulted from a $(23,788,000) or (56%) decline in film and television licensing revenues due primarily to the timing of delivery and/or availability of films and television programs and to the inclusion in 1998 of the revenues of certain films previously marketed by Conquistador. Partially offsetting this decrease was a $3,536,000 or 168% increase in six month revenues from Search versus the year-earlier period.

The Company recognized $10,046,000 (42%) of revenues during the six months ended March 31, 1999 from the delivery and/or availability of five feature films, including Ringmaster, starring Jerry Springer which was released in the United States by Artisan Entertainment and One Man's Hero starring Tom Berenger, which is licensed for United States release to MGM. The Company recognized $5,775,000 (24%) of revenues in the fiscal 1999 period from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors including KL/Phoenix. In addition, the Company recognized $5,640,000 (23%) of revenues during the six months ended March 31, 1999 from Search. Revenues of $1,280,000 (5%) came from deliveries in the Company's family division of direct-to-video product. Remaining revenues came from the sales of contemporary Christian music on behalf of a joint venture and a variety of other sources.

The Company recognized $13,900,000 (31%) of revenues during the six months ended March 31, 1998 from the delivery and/or availability of 12 feature films, including Minion starring Dolph Lundgren, Noose directed by Ted
Demme, Possums starring Mac Davis, Legion starring Parker Stevenson, and Denial starring Jason Alexander and directed by Adam Rifkin. In addition, the Company recognized $17,600,000 (40%) of revenues during the six months ended March 31, 1998, including revenues from the delivery and/or availability of the remaining episodes of the first-run syndication series Hammer and Mowgli:
The New Adventures of The Jungle Boy, and the net earnings from the delivery by a joint venture of the remaining episodes of the ABC network series Cracker. Revenues of $3,300,000 (8%) came from deliveries in the Company's family division of direct-to-video product. In addition, the Company recognized $3,800,000 (8%) of revenues during the six month period from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. The majority of remaining revenues (13%) came from the sales of contemporary Christian music on behalf of a joint venture and search services by Search.

Costs relating to operating revenues were $18,105,000 during the six months ended March 31, 1999, a decrease of $20,745,000 (53%) as compared to $38,850,000 during the six months ended March 31, 1998. As a percentage of operating revenues, costs relating to operating revenues were 75% for the six months ended March 31, 1999 compared to 87% for the six months ended March 31, 1998. The decreased percentage in the most recent period principally reflects a weighting of the product mix, which does not include in 1999 episodic television titles that are projected to be less profitable than titles included in the current period.

Selling, general and administrative expenses increased to $11,353,000 during the six months ended March 31, 1999 from $3,018,000 during the six months ended March 31, 1998. The $8,335,000 (277%) increase in such expenses is principally due to the increase in advertising and other expenses of Search. Included in Search's administrative expenses is $876,000 of Search director and officer stock option costs, which are not expected to recur.

The provisions for doubtful accounts and notes increased $851,000 or 243% during the first six months of fiscal 1999 versus 1998 principally due to a $842,000 increase in such provisions for Search. The Search increase is primarily due to increases in the accruals for potential chargebacks regarding uncollectible consumer checks, credit card charges and 900 number telephone sales. The remaining Search increase represents forgiveness of a $299,000 related party note receivable from a founding employee and shareholder of Search in connection with an agreement to enter into both a three year employment contract and a shareholder agreement, among other items.

Interest expense during the six months ended March 31, 1999 was $4,106,000 as compared to $2,754,000 for the six months ended March 31, 1998. The 49% increase was principally attributable to the increased overall levels of borrowing in the current period and decreased production-related interest capitalized in the current period. Total indebtedness for borrowed money increased 11% to $82,709,000 at March 31, 1999 from $74,313,000 at March 31,
1998.

The Company's estimated effective income tax rate was (1%) for the six months ended March 31, 1999 compared to an estimated effective income tax rate of (2%) for the six months ended March 31, 1998. Income tax expense for the six months ended March 31, 1999 consisted of estimated state income and federal alternative minimum taxes. Through September 30, 1998 the Company had Federal and state net operating loss carryforwards totaling $35,000,000 and $6,400,000,respectively, which exceed presently expected taxable income for fiscal 1999. The Federal net operating loss carryforwards expire from fiscal 2009 through fiscal 2013. The California net operating loss carryforwards expire from fiscal 2006 through fiscal 2013.

The Company reported a net loss of ($10,550,000), or ($1.04) per basic and diluted share, for the six months ended March 31, 1999 as compared to a net loss of ($501,000), or ($0.05) per basic and diluted share, for the six months ended March 31, 1998. Weighted number of common shares for the compared six-month periods were 10,149,000 in fiscal 1999 and 9,129,000 in fiscal 1998.


Liquidity and Capital Resources

The Company's production and distribution operations are capital intensive. The Company has funded its working capital requirements through receipt of third party domestic license payments and international licensing, as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees or other operating revenues. The Company funds production and acquisition costs out of its working capital, including its line of credit, and through certain pre-sales of rights in international markets. In addition, the expansion of the Company's Search business and international distribution business and the commencement of satellite broadcasting in Latin America have significantly increased the Company's working capital requirements and demand for capital.

Cash and cash equivalents at March 31, 1999 decreased to $2,658,000
(including $1,995,000 of restricted cash being used principally as collateral for film sale/leaseback transactions and $103,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $3,309,000 (including $1,988,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and $66,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1998. Unrestricted and unreserved cash and cash equivalents decreased ($695,000) since September 30, 1998.

The Company experienced net negative cash flows from operating activities of ($8,869,000) during the six months ended March 31, 1999, resulting primarily from the net loss reported for the six months. The Company capitalized $17,214,000 in new film and television property costs, which is $646,000 greater than the $16,568,000 of film and television property amortization included in results of operations. In addition to borrowings, those newly capitalized film and television property costs were principally funded by increased accounts payable. The Company received net proceeds of $5,673,000 in December 1998 ($6,000,000 of gross proceeds) through a private placement of 1,200,000 newly-issued shares of common stock and incurred costs of $217,000 in connection with the private placement. The Company has advanced most of those private placement net proceeds to Search to fund its operations. In addition, the Company obtained $2,671,000 from the exercise of warrants and stock options, and obtained net cash inflows from borrowing activities of $57,000 during the period as a result of new borrowings in excess of repayments. As a result primarily of the foregoing factors, net unrestricted cash decreased during the six month period by $695,000 to $560,000 on March 31, 1999 before taking into consideration amounts available under the Company's line of credit as of such dates. See "Credit Facility" below. As the Company expands production and distribution activities, funds increased operations at Search and in Latin America and increases its debt service burdens, it expects to experience net negative cash flows from operating activities, pending receipt of licensing revenues, Search revenues, broadcast revenues and sales from its library.


Credit Facility

In June 1996, the Company obtained a $40,000,000 syndicated revolving line of credit from a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000 and to extend its maturity to June 2000. In
December 1998 the facility was increased to a maximum of $75,000,000.   Such
agreement provides for borrowing by the Company of up to $60,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs (as adjusted). In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5% as of May 13, 1999) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is the greater of (a) Chase's Prime Rate (7.75% as of May 13,
1999), (b) Chase's Base 30-Day CD Rate (4.7% as of May 13, 1999) plus 1% or (c) the Federal Funds Effective Rate (7.2% as of May 13, 1999) plus
2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of 0.5% per annum of the unused portion of the credit line. The amount outstanding under the credit facility as of March 31, 1999 was $64,135,000 out of a borrowing base availability of $67,590,000, and as of May 14, 1999 $66,985,000 was
outstanding out of a borrowing base availability of $68,000,000.

The credit agreement contains various restrictive covenants to which the Company must adhere. These covenants, among other things, include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). For the quarter ended March 31, 1999, as a result of reported net losses, the Company was not in compliance with two covenants in its credit agreement pertaining to the maintenance of a certain capital base and to a certain interest coverage by earnings. The group of banks have waived such non-compliance.

Other Loans

The Company's other borrowings, totaling $9,073,000 as of March 31, 1999, consisted of production loans from Banque Paribas (Los Angeles Agency) ("Paribas") and Comerica Bank - California ("Comerica") to consolidated production entities. The Kushner-Locke Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

In February 1997, a $6,300,000 production loan was obtained by a consolidated subsidiary from Paribas to cover a portion of the production budget of Basil. The loan bears interest at Prime (7.75% as of May 13, 1999) plus 0.5% or at LIBOR (5% as of May 13, 1999) plus 2.5% payable monthly plus certain loan fee amounts. The loan is collateralized by the rights, title and assets related to the film. In May 1997 a third party invested $2,000,000 in the film project in exchange for certain rights and profit participations. In December 1998 Paribas extended the maturity of the production loan guaranteed by the Company to June 1999.

In November 1997, an $8,200,000 production loan was obtained from Comerica by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at Prime (7.75% as of May 13, 1999) plus 1% or at LIBOR (5% as of May 13, 1999) plus
2%. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. As extended, the loan matures on June 30, 1999. The loan is collateralized by the rights, title and assets related to the film. Uncollected Beowulf license receivables exceed the remaining balance of the loan.

In February 1998, Search obtained a collateralized line of credit from Comerica. Advances under the line bear interest at Prime (7.75% as of May 13, 1999) plus 2.50% payable monthly. In August 1998 the bank and the Company agreed that the loan would be capped at the $345,000 amount outstanding as of that date. In March 1999, Search repaid the loan. Through March 31, 1999 the Company had also loaned Search $5,662,000 and the Company continues to provide funding to Search.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (7.75% as of May 13, 1999) plus 1% or at
LIBOR (5% as of May 13, 1999) plus 2%.   The loan is collateralized
by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan.
As extended, the loan matures on June 30, 1999.

In April 1998, a $1,850,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Black & White. The loan bears interest at Prime (7.75% as of May 13, 1999) plus 2% or at LIBOR (5% as of May 13, 1999) plus 2.25%. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matures on June 30, 1999.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. The loan bears interest at Prime (7.75% as of May 13, 1999) plus 1% or at LIBOR (5% as of May 13, 1999) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan. As extended, the loan matures on June 30, 1999.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Mambo Cafe. The loan bears interest at Prime (7.75% as of May 13, 1999) plus
1.5%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on October 30, 1999.

In October 1998, a $2,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Freeway II: Confessions of a Trickbaby. The loan bears interest at Prime (7.75% as of May 13, 1999) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan matures on October 30, 1999.

Securities Offerings

The Company obtained net proceeds of $5,673,000 in December 1998 ($6,000,000 of gross proceeds) through a private placement of 1,200,000 newly-issued shares of common stock.

As of March 31, 1999, $1,330,000 principal amount of 8% Convertible Subordinated Debentures and $3,800,000 principal amount of 9% Convertible Subordinated Debentures were outstanding. As of March 31, 1999, $77,000 principal amount of Series A Debentures and $2,776,000 of Series B Debentures were outstanding. During the six months ended March 31, 1999, $420,000 principal amount of the Series B Debentures, $3,370,000 principal amount of the 8% Debentures and $300,000 principal amount of the 9% Debentures were converted into 653,055 shares of Common Stock.

On April 12, 1999, the Company's subsidiary Search filed a registration statement for an initial public offering of newly-issued common stock. The Company may sell a portion of its Search common stock in such offering.


On April 13, 1999 the Company announced the redemption effective May 14, 1999 of its Class C Warrants and its outstanding 10% Convertible Subordinated Debentures, Series A due 2000, each effective as of May 14, 1999, subject to certain broker protection periods. Through May 14, 1999 787,347 Class C Warrants were exercised for 787,347 shares of Common Stock and the Company was due to receive proceeds of $5,403,000. Through May 14, 1999 the Company was to issue 6,435 new shares of common stock in connection with the conversion of $49,000 aggregate principal amount of the Series A Debentures. Through May 14, 1999 the Company expected to redeem approximately 5,000 of the Class C Warrants and $28,000 aggregate principal amount of the Series A Debentures.

On April 26, 1999 the Company issued 468,883 shares of restricted common stock to The Harvey Entertainment Company ("Harvey") in exchange for 55,000 shares of Series A Preferred Stock of Harvey and 388,215 warrants exerciseable into common stock of Harvey, all pursuant to a stock purchase agreement involving a new Harvey investor group which includes the Company. The Harvey Series A Preferred Stock are convertible into 814,814 shares of Harvey common stock commencing October 26, 1999 and bear 7% annual dividends. On a fully-diluted basis, assuming all securities exerciseable or convertible into Harvey common stock are so exercised or converted, the Company would own 12% of the voting shares of Harvey. The Company has agreed to file a registration statement registering the shares of its restricted common stock issued to Harvey by not later than June 25, 1999.

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


Summary

Management believes that existing resources and cash generated from operating activities, together with amounts expected to be available under financing and investment activities, including the syndicated revolving credit agreement with Chase will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company (including its subsidiaries) from time to time may be required to seek additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company. The Company's ability to continue to finance investments in Search's advertising expenditures and operating losses is limited at current advertising expenditure levels. Such continued expenditures and recoupment of the Company's investments are dependent on Search's ability to obtain independent financing, whether through its proposed initial public offering or otherwise. No assurance can be given that such financing will be available or, if available, will be at costs comparable to current financings or on terms acceptable to the Company. In addition to expanding production and its distribution business and its investment activities, whether internally or by acquisition, the Company also considers acquisition and investment possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

The Company's business and operations have not been materially affected by inflation.


Year 2000 Issues

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

The Company has upgraded or replaced virtually all firmware in part to mitigate Year 2000 exposure. The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company believes that its off-the-shelf software is Year 2000 compliant. However, there is no assurance that the Company will not be required to modify or replace significant portions of its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. The Company is engaged in a two-phase process to evaluate its internal status with respect to the Year 2000 issue. The Company is completing a Year 2000 evaluation ("Phase One") including Information Technology ("IT") systems, non-IT systems, and critical third-party entities with which the Company transacts business. If required modifications to existing software and firmware or conversions to new software or firmware are not made, or are not completed timely, or if there is a malfunction in software or firmware used on computer systems utilized by those upon whom the Company depends for provision of its services, there is no assurance that potential systems interruptions or the cost necessary to update such software or firmware or any outages or delays in services will not have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Further, the failure of the Company to successfully resolve such issues could result in a shut-down of some or a substantial portion of the Company's operations (including those of Search), which could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

Search depends on information contained primarily in electronic format in Internet databases and computer systems maintained by third parties. The disruption of such third-party systems and the supply of information provided through such systems could have a material adverse effect on Search's, and therefore the Company's, business, financial condition, results of operations and prospects. In addition, Search relies on the integration of various systems in aggregating the content from multiple sources. The failure of any of those systems as a result of Year 2000 compliance issues could prevent Search from delivering its products and services, which could have a material adverse effect on Search's, and therefore the Company's, business, financial condition, results of operations and prospects. Search does not currently have any information concerning the Year 2000 compliance status of its customers and their Internet service providers. In the event that substantial numbers of Internet users do not successfully and timely achieve Year 2000 compliance, Search's, and therefore the Company's, business, financial condition, results of operations and prospects could be adversely affected.

The Company is developing a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations, and in particular those related to Search. There is no assurance that the Company's contingency plan will adequately address all Year 2000 issues. The failure of the Company to implement, if necessary, an appropriate contingency plan could have a material impact on the Company's business, financial condition, results of operations and prospects.

Finally, the Company is also vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company or Internet Year 2000 compliance failures and related service interruptions. Any significant interruption of general access to the Internet, or the customary function and operations of, the Internet could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Some commentators have predicted significant litigation regarding Year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

The Company currently believes that this issue will not pose significant operational problems, however delays in the modification or conversion of its or Search's systems, or those of vendors and suppliers of services to the Company and Search, or the failure to fully identify all Year 2000 dependencies in the systems could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

Until the completion of phase one, the Company cannot quantify the impact of the Year 2000 issue; however, failure of critical internal IT systems, non-IT systems, third-party vendors and financial institutions may limit or prevent the Company from performing services for its customers, and could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Through March 31, 1999 the Company incurred no material year 2000 remediation costs, and presently anticipates incurring no material remediation costs in the future.

                                   PART II
                              OTHER INFORMATION


Item 2. Recent Sales of Unregistered Securities; Uses of Proceeds

In December 1998, the Company issued to certain accredited investors 1,200,000 shares of Common Stock in a private placement with Allen & Company, Incorporated as placement agent. The net proceeds to the Company of the private placement were $5,673,000 after deducting a 5% placement agency fee ($6,000,000 of gross proceeds) and certain reimbursable expenses of Allen & Company. The Common Stock issued in the private placement was issued pursuant to exemptions from registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder, and accordingly the Common Stock was not registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In February 1999 the Company filed a registration statement covering the Common Stock issued in the private placement. In March 1999 such registration statement was declared effective by the Securities and Exchange Commission. The Company has used the net proceeds for working capital and general corporate purposes, primarily by providing additional funding to Search for its operations.

On April 26, 1999 the Company issued 468,883 shares of restricted common stock to The Harvey Entertainment Company ("Harvey") in exchange for 55,000 shares of Series A Preferred Stock of Harvey and 388,215 warrants exerciseable into common stock of Harvey, all pursuant to a stock purchase agreement involving a new Harvey investor group which includes the Company. The Harvey Series A Preferred Stock are convertible into 814,814 shares of Harvey common stock commencing October 26, 1999 and bear 7% annual dividends. On a fully-diluted basis, assuming all securities exerciseable or convertible into Harvey common stock are so exercised or converted, the Company would own 12% of the voting shares of Harvey. The Company has agreed to file a registration statement registering the shares of its restricted common stock issued to Harvey by not later than June 25, 1999


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:  Exhibits filed as part of this report are listed on the
                       "Index to Exhibits" which follows the signature pages hereto.

        (b) Reports on Form 8-K:

                       Current Report on Form 8-K, filed on April 13, 1999. Current Report on Form 8-K, filed on May 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE KUSHNER-LOCKE COMPANY
                             (Registrant)


Dated: May 14, 1999          /s/  PETER LOCKE
                             -------------------------
                             Peter Locke
                             Co-Chairman of the Board,
                             Co-Chief Executive Officer


Dated: May 14, 1999          /s/  DONALD KUSHNER
                             -------------------------
                             Donald Kushner
                             Co-Chairman of the Board,
                             Co-Chief Executive Officer
                             and Secretary


Dated: May 14, 1999          /s/  ROBERT SWAN
                             -------------------------
                             Robert Swan
                             Senior Vice President and Chief Financial Officer


                              INDEX TO EXHIBITS


10.65 Waiver letter agreement by and between The Kushner-Locke Company, The Chase Manhattan Bank, De Nationale Investeringsbank N.V., Comerica
       Bank - California, and Far East National Bank, dated as of May 14, 1999.

                                                    EXHIBIT 10.65



                                              as of May 14, 1999


The Kushner-Locke Company
11601 Wilshire Boulevard, 21st floor
Los Angeles, California 90025

Dear Sirs:

     Reference is hereby made to that certain Credit, Security, Guaranty and Pledge Agreement, dated as of June 19, 1996 (as the same had been, and may be, amended, supplemented or otherwise modified, renewed or replaced from time to time, the "Credit Agreement"), among The Kushner-Locke Company (the "Borrower"), the Guarantors referred to therein, the Lenders referred to therein, and The Chase Manhattan Bank (formerly known as Chemical Bank), as Agent. Capitalized terms used herein and not otherwise defined are used herein as defined in the Credit Agreement.

     The Borrower has requested that the Required Lenders waive the Credit Parties' non-compliance with (i) Section 6.14 of the Credit Agreement solely with respect to consolidated Capital Base for the fiscal quarter ended March 31, 1999, required by such Section 6.14 and (ii) section
6.19 of the Credit Agreement solely with respect to the ratio of EBIT to Consolidated Interest Expense for the rolling quarter period ended March 31, 1999, required by such Section 6.19.

     Each of the undersigned hereby waives the Credit Parties' non-compliance with Sections 6.14 and 6.19 of the Credit Agreement, solely to the extent set forth in the immediately preceding paragraph.

     By its execution hereof, the Borrower hereby represents and warrants that as of the date hereof, there exists no Default or Event of Default.

     In consideration for the Required Lenders and the Agent waiving the Credit Parties' compliance with Sections 6.14 and 6.19 of the Credit Agreement, the Borrower agrees to pay the Agent for the account of each of the Lenders who executes a counterpart of this Waiver Letter on or prior to May 17, 1999, a fee equal to 0.5% of such Lender's Commitment.

     This waiver may be executed in counterparts, each of which shall constitute an original, but all of which when taken together, shall constitute one and the same instrument.

     This waiver shall become effective when the Agent shall have received executed counterparts of this waiver which, when taken together, bear the signatures of the Required Lenders and all the Credit Parties.

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

     THIS WAIVER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

                                      Very Truly Yours,

THE CHASE MANHATTAN BANK (formerly
known as Chemical Bank), individually and as Agent

By:  /s/ WILLIAM E. ROTTINO
     ______________________________
     Name:  William E. Rottino
     Title: Vice President

DE NATIONALE INVESTERINGSBANK N.V.


By:
     ______________________________
     Name:
     Title:

By:
     ______________________________
     Name:
     Title:

COMERICA BANK - CALIFORNIA

By:   /s/ D. JEFFREY ANDRICK
     _______________________________
     Name:  D. J. Andrick
     Title: V.P.

FAR EAST NATIONAL BANK

By:  /s/ CHARLES AVIS
     _______________________________
     Name:  Charles Avis
     Title: Regional V.P.



AGREED TO BY:

THE KUSHNER-LOCKE COMPANY
KL PRODUCTIONS, INC.
KL INTERNATIONAL, INC.
ACME PRODUCTIONS, INC.
KUSHNER-LOCKE PRODUCTIONS, INC.
THE RELATIVES COMPANY
POST AND PRODUCTION SERVICES, INC.
L-K ENTERTAINMENT, INC.
INTERNATIONAL COURTROOM NEWS SERVICE
FAMILY PICTURES, INC.
TROPICAL HEAT, INC.
KL SYNDICATION, INC.
ANDRE PRODUCTIONS, INC.
TKLC NO. 2, INC.
TWILIGHT ENTERTAINMENT, INC.
KLC FILMS, INC.
KL FEATURES, INC.
KLF GUILD CO.
KLF DEVELOPMENT CO.
KLTV GUILD CO.
KLTV DEVELOPMENT CO.
KUSHNER-LOCKE INTERNATIONAL, INC.
KL INTERACTIVE MEDIA, INC.
DAYTON WAY PICTURES, INC.
DAYTON WAY PICTURES, II, INC.
DAYTON WAY PICTURES III, INC.
DAYTON WAY PICTURES IV, INC.
FW COLD., INC.

By   /s/ DONALD KUSHNER
     _________________________
     Name:
     Title:



KLC/NEW CITY
By its General Partner
THE KUSHNER-LOCKE COMPANY

By   /s/ DONALD KUSHNER
     ____________________________
     Name:
     Title:

800-U.S. SEARCH


By   /s/ DONALD KUSHNER
     ____________________________
     Name:
     Title: