Form 10-Q
period 1999-06-30
KUSHNER LOCKE CO
filed 1999-08-16
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the quarter ended June 30, 1999           Commission File No.  0-17295


                         THE KUSHNER-LOCKE COMPANY
            (Exact name of registrant as specified in its charter)

 California                                               95-4079057
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


     11601 Wilshire Blvd., 21st Floor, Los Angeles, California 90025
           (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code     (310) 481-2000

        Securities registered pursuant to Section 12(b) of the Act:
                               Not Applicable

        Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, without par value
              13-3/4% Convertible Subordinated Debentures, Series B due
2000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No

There were 13,788,703 shares of outstanding Common Stock of the Registrant as of August 13, 1999.

Total number of pages: 42.                Exhibit Index begins on page 41.

                        THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
              Form 10-Q for the Quarter ended June 30, 1999

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.


                        Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings:  Not Applicable.

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities:  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information:  Not Applicable.

Item 6. Exhibits and Reports on Form 8-K:  None.

             (a) Exhibits: Exhibits filed as part of this report are listed on the "Index to Exhibits" which follows the signature pages hereto.

             (b)  Reports on Form 8-K:  None.

                                 PART I
Item 1.

                        THE KUSHNER-LOCKE COMPANY
                            AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets

                                                   June 30,  September 30,
                                                    1999          1998
                                                 (unaudited)
                                                ------------  ------------

Assets

Cash and cash equivalents                        $46,926,000    $1,255,000
Reserved cash                                        216,000        66,000
Restricted cash                                    1,992,000     1,988,000
Accounts receivable, net of allowance for
  doubtful accounts                               30,964,000    40,418,000
Due from affiliates                                3,688,000     2,488,000
Note receivable from related party                       --        231,000
Film and television property costs, net of
  accumulated amortization                        93,154,000    73,773,000
Investments in unconsolidated entities, at
  Equity                                           9,929,000    10,798,000
Other assets                                      10,725,000     6,088,000
                                                ------------  ------------
                                                $198,579,000  $137,105,000
                                                ============  ============

Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities         $10,316,000    $6,031,000
Income taxes                                         659,000           --
Notes payable                                     86,111,000    73,151,000
Deferred film license fees                         4,079,000     4,111,000
Contractual obligations                           13,758,000    13,851,000
Production advances                                2,489,000     2,969,000
Convertible subordinated debentures, net of
  deferred issuance costs                          2,352,000    11,526,000
                                                ------------  ------------
  Total liabilities                              119,764,000   111,639,000
                                                ------------  ------------

Minority interest                                 14,080,000           --
                                                ------------  ------------
Stockholders' equity:
  Common stock, no par value.  Authorized
    50,000,000 shares; issued and outstanding
    13,746,201 shares at June 30, 1999 and
    9,217,029 shares at September 30, 1998        67,996,000    39,571,000
  Additional paid-in capital                       1,529,000           --
  Accumulated deficit                             (4,790,000)  (14,105,000)
                                                ------------  ------------
  Net stockholders' equity                        64,735,000    25,466,000
                                                ------------  ------------
                                                $198,579,000  $137,105,000
                                                ============  ============

See accompanying notes to condensed consolidated financial statements.

                          THE KUSHNER-LOCKE COMPANY
                              AND SUBSIDIARIES
               Condensed Consolidated Statements of Operations
                                (unaudited)

                            Three Months Ended         Nine Months Ended
                                  June 30,                 June 30,
                         -----------------------  ------------------------
                            1999          1998         1999         1998
                         ----------  -----------  -----------  -----------

Operating revenues:
  Film and television
    programming         $6,028,000  $12,634,000   $24,582,000  $54,977,000
  Search and individual
    reference services   3,983,000    2,689,000     9,623,000    4,792,000
                        ----------   ----------    ----------   ----------
  Total operating
    revenues            10,011,000   15,323,000    34,205,000   59,769,000
                        ----------   ----------    ----------   ----------
Costs related to
    operating revenues:
  Film and television
    programming         (9,516,000) (10,670,000)  (25,261,000) (48,469,000)
  Search and individual
    reference services  (1,497,000)  (1,129,000)   (3,857,000)  (2,180,000)
                        ----------   ----------    ----------   ----------
  Total costs related
    to operating
    revenues           (11,013,000) (11,799,000)  (29,118,000) (50,649,000)
                        ----------   ----------    ----------   ----------
  Gross profit (loss)   (1,002,000)   3,524,000     5,087,000    9,120,000

Selling, general and
   administrative
   expenses             (8,917,000)  (3,458,000)  (20,270,000)  (6,476,000)

Provision for doubtful
   accounts and notes   (1,798,000)    (758,000)   (2,999,000)  (1,108,000)
                        ----------     ---------    ---------   ----------
 Earnings (loss)
   from operations     (11,717,000)    (692,000)  (18,182,000)   1,536,000

Gain on sale of
   interest in
   subsidiary           13,148,000          --     13,148,000         --

Gain on issuance of
   stock by
   subsidiary           21,152,000          --     21,152,000         --

Interest income              1,000       27,000      104,000       64,000
Interest expense        (2,061,000)  (1,572,000)  (6,167,000)  (4,326,000)
                        ----------    ---------     ---------   ----------
 Earnings (loss)
   before income
   taxes                20,523,000   (2,237,000)   10,055,000  (2,726,000)

Income tax expense        (658,000)      (6,000)     (740,000)    (18,000)
                        ----------    ---------    ----------   ---------
 Net earnings (loss)   $19,865,000  ($2,243,000)   $9,315,000 ($2,744,000)
                        ==========    =========    ==========   =========
 Earnings (loss)
   available
   for common
   stockholders        $19,865,000  ($2,243,000)   $9,315,000 ($2,744,000)
                        ==========    =========    ==========   =========
 Earnings (loss)
  per share:

    Basic                    $1.53      ($0.24)         $0.84      ($0.30)
                             =====       =====          =====       =====
    Diluted                  $1.41      ($0.24)          $0.79     ($0.30)
                             =====       =====          =====       =====
Average number of
  shares of common
  stock outstanding     12,948,000   9,204,000    11,062,000    9,170,000
                        ==========   =========    ==========    =========


See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
                             AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                 (unaudited)

                                              Nine Months Ended  June 30,
                                           -------------------------------
                                                   1999            1998
                                               -----------   -----------

Cash flows from operating activities:

 Net earnings (loss)                              $9,315,000  $(2,744,000)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
   Amortization of film costs                     25,832,000   29,885,000
   Gain on issuance of stock by subsidiary       (21,152,000)         --
   Gain on sale od interest in subsidiary        (13,148,000)         --
   Depreciation and amortization                     283,000      195,000
   Amortization of other assets                      787,000      760,000
   Provision for doubtful accounts and notes       2,807,000    1,572,000
   Other                                              35,000           --
  Reserved and restricted cash                      (154,000)    (332,000)
  Accounts receivable                              6,902,000  (20,462,000)
  Due from affiliates                             (1,199,000)      13,000
  Increase in film and television property costs (45,213,000) (20,136,000)
  Other assets                                    (6,281,000)  (1,458,000)
  Accounts payable and accrued liabilities         4,283,000    1,417,000
  Income taxes                                       659,000          --
  Deferred film license fees                         (32,000)     712,000
  Contractual obligations                            (93,000)  (2,917,000)
  Production advances                               (480,000)  (5,840,000)
                                                 -----------  -----------
  Net cash used by operating activities          (36,849,000) (19,335,000)
                                                 -----------  -----------
Cash flows from investing activities:

 Decrease (increase) in investments in
    unconsolidated entities                          844,000     (336,000)
 Increase in other assets                           (260,000)    (668,000)
                                                 -----------  -----------
  Net cash provided (used) by investing
    Activities                                       584,000   (1,004,000)
                                                 -----------  -----------
Cash flows from financing activities:

 Borrowings under notes payable                   34,443,000   33,095,000
 Repayment of notes payable                      (21,483,000) (27,457,000)
 Public offering of subsidiary stock              48,818,000           --
 Private placement of common stock                 5,456,000           --
 Exercise of warrants and stock options            9,398,000           --
 Other                                             5,304,000       1,000
                                                 -----------  -----------
  Net cash provided by financing activities       81,936,000    5,639,000
                                                 -----------  -----------
  Net increase (decrease) in cash                 45,671,000  (14,700,000)

Cash and cash equivalents at beginning of period   1,255,000   15,077,000
                                                 -----------  -----------
Cash and cash equivalents at end of period       $46,926,000     $377,000
                                                 ===========  ===========

Supplemental disclosure of non-cash investing and financing activities:

(1) During the nine months ended June 30, 1999, $9,247,000 of convertible subordinated debentures were converted into 1,275,193 shares of common stock. In April 1999 the Company issued 468,883 shares of common stock to The Harvey Entertainment Company ("Harvey") in exchange for 55,000 shares of Series A Preferred Stock and warrants of Harvey. On a fully-diluted basis, the Company would own 12% of the voting shares of Harvey. In June 1999 the Company converted $5,500,000 of advances to its subsidiary US SEARCH.com, Inc. ("US SEARCH.com") into 2,493,651 shares of US SEARCH.com common stock.

(2) During the nine months ended June 30, 1998, $300,000 of convertible subordinated debentures were converted into 51,282 shares of common stock and the Company acquired control of US SEARCH.com.

See accompanying notes to condensed consolidated financial statements.

                       THE KUSHNER-LOCKE COMPANY
                           AND SUBSIDIARIES
         Condensed Consolidated Statement of Stockholders' Equity
                    Nine Months ended  June 30, 1999
                              (unaudited)

                                                     Additional
                 Number of     Common     Paid-in   Accumulated
                  Shares       Stock      Capital     Deficit      Net
                 ---------   ----------   --------  -----------   --------

Balance at
  September 30,
  1998           9,217,029  $39,571,000     $--  $(14,105,000) $25,466,000

Private
  placement
  of common
  stock          1,200,000    5,456,000      --           --     5,456,000

Issuance of
  common stock
  to The Harvey
  Entertainment
  Company         468,883     5,820,000      --           --     5,820,000

Exercises of
  Warrants,
  stock options
  and
  restricted
  stock grants  1,585,096     9,398,000      --           --     9,398,000

Conversion of
  subordinated
  debentures    1,275,193     9,247,000      --           --     9,247,000

Other                 --         33,000      --           --        33,000

Options
granted by
subsidiary            --           --   1,529,000         --     1,529,000

Net earnings          --           --         --    9,315,000    9,315,000
               ----------   ----------   -------   ----------   ----------
Balance at
  June 30,
  1999         13,746,201  $67,996,000  1,529,000  (4,790,000)  64,735,000
               ==========   ==========  =========  ==========   ==========


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

We established our feature film production operations in 1993. In 1994, we established an international theatrical film subsidiary to expand into foreign theatrical distribution. In 1995, we formed KLC/New City Tele-Ventures ("KLC/New City"), a joint venture 82.5% owned by us, to acquire films for distribution through emerging new delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems. In late 1997, we acquired control of US SEARCH.com Inc.("US SEARCH.com"), a leading provider of fee-based public record search and other customized individual reference services. In February 1998 we established KL/Phoenix, an 80% owned entity, which distributes feature films, television and video product throughout Latin America. In November 1998 KL/Phoenix launched a 24 hour Spanish language movie channel called Gran Canal Latino.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Kushner-Locke Company, its wholly-owned subsidiaries, and certain less than wholly-owned entities which the Company controls. Entities in which the Company holds a 20% to 50% interest and exercises significant influence are accounted for under the equity method. Entities in which the Company holds less than a 20% interest are accounted for under the cost method. All material intercompany balances and transactions have been eliminated.

During November 1997, the Company obtained control of US SEARCH.com and established a new 80%-owned joint venture for Latin American distribution and satellite television broadcasting. Those entities' accounts are consolidated in the accompanying financial statements from the date of acquisition or establishment. In June 1999 US SEARCH.com issued 4,500,000 new shares of its common stock in its initial public offering and the Company sold 1,500,000 out of its holdings of the shares of US
SEARCH.com to the public. The Company currently retains a 55.2% interest in the subsidiary. Because US SEARCH.com and Kushner-Locke's new Latin American distribution and satellite television broadcasting subsidiaries have incurred net losses since inception or acquisition and the Company has funded 100% of such losses through June 30,1999, the Company has recognized 100% of those incurred net losses in its consolidated financial statements. As a result of the public offering, as of June 30, 1999 the Company recognized a minority interest of $14,080,000 in its consolidated financial statements, which represents the net third party interest in the net equity of US SEARCH.com. No minority interest in the reported losses of US SEARCH.com were recognized for the three or nine month periods ended June 30, 1999, as the public investment occurred at the end of the period. However in the future the Company will give effect in its consolidated statements of operations to a minority interest in the net earnings or losses of US SEARCH.com proportionate to the ownership portion of third parties (which is presently 44.8%).

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

The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the three and nine month periods ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Gain on Sale of Interest in Subsidiary

On June 24, 1999 the Company sold 1,500,000 of its shares in US SEARCH.com to the public in conjunction with the subsidiary's initial public offering. The Company retains a 55.2% interest in the subsidiary and continues to consolidate the subsidiary in the accompanying financial statements. The Company recognized a gain on the sale of the subsidiary shares.

Gain on Issuance of Stock by Subsidiary

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the value of the Company's net investment in that subsidiary increases. If at that time the subsidiary is an operating entity, the Company recognizes an increase in its revised proportionate share of the subsidiary's net equity as a gain.

Investments in Equity Securities

Included in other assets are investments in preferred stock and warrants of The Harvey Entertainment Company. Such investments are not accounted for pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as they are not traded in a secondary market in which readily determinable fair values can be measured. The amounts of such investments are reported at cost. If converted or exercised in the future, the Company will obtain publicly-traded Harvey common stock.

Restricted and Reserved Cash

At June 30, 1999, out of $49,134,000 of total cash the Company had $1,992,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions. In addition, at June 30, 1999, the Company had $216,000 in cash collected by the Company and reserved for use principally by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operating results in the period encompassing the enactment date of such change. The accompanying consolidated financial statements include no deferred tax assets or liabilities due to the existence of net operating loss carryforwards and valuation allowances.

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


Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' deficit during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. SFAS No. 130 defines comprehensive income as net income plus all other changes in equity from nonowner sources. The Company had no other comprehensive income items and accordingly no separate statement of comprehensive income is presented.




(2) US SEARCH.com Public Offering

On June 24, 1999 the Company's majority-owned subsidiary US SEARCH.com issued 4,500,000 new shares of its common stock to the public and obtained $36,263,000 of net proceeds. On the same date the Company sold 1,500,000 of its shares in US SEARCH.com to the public in conjunction with the offering and obtained $12,555,000 of net proceeds. The Company retains a 55.2% interest in the subsidiary and continues to consolidate the subsidiary in the accompanying financial statements. The Company recognized a $13,148,000 pre-tax gain on the sale of the 1,500,000 shares and a $21,152,000 pre-tax gain on the increased value of its remaining equity in the subsidiary in comparison to its previously existing investment net of consolidated US SEARCH.com net losses.



(3) Film and Television Property Costs

Film and television property costs consist of the following:

                                                 June 30,    September 30,
                                                   1999          1998
                                               -----------   -----------
In process or development                       $22,916,000   $10,570,000

Released, principally feature films and
  television  productions, net of accumulated
  amortization                                   70,238,000    63,203,000
                                                -----------   -----------
                                                $93,154,000   $73,773,000
                                                ===========   ===========


(4) Notes Payable

Notes payable consist of the following:

                                                   June 30,   September 30,
                                                     1999         1998
                                                  -----------  -----------

Note payable to bank, under the revolving
  credit facility collateralized by
  substantially all Company assets, interest
  at varying rates, outstanding principal
  balance due June 2000                           $66,695,000  $58,980,000

Notes payable to banks and financial
  institutions, principally consisting of
  production loans collateralized by film
  rights, interest at varying rates, and
  maturities at varying dates                      19,416,000   14,171,000
                                                   ----------   ----------
                                                  $86,111,000  $73,151,000
                                                   ==========   ==========



In June 1996 the Company obtained a $40,000,000 syndicated borrowing base revolving credit facility. In September 1997 the facility was increased to $60,000,000 and the maturity was extended to June 2000. In December 1998 the facility was increased to a maximum of $75,000,000, subject to the addition of new banks to the syndicated group and to the availability of sufficient collateral. In July 1999 the Company repaid $10,750,000 of borrowings under the facility. As of August 13, 1999 a maximum of $68,000,000 could be borrowed based upon available collateral, and $58,300,000 was then outstanding.


(5) Convertible Subordinated Debentures

Convertible Subordinated Debentures consist of the following:

                                                  June 30,   September 30,
                                                    1999          1998
                                               ------------   ------------

Series A Convertible Subordinated Debentures
  due December 2000, bearing interest at 10%
  payable June 15 and December 15, net                 $--         $73,000

Series B Convertible Subordinated Debentures
  due December 2000, bearing interest at
  13.75% payable monthly, net                     1,571,000      3,061,000

8% Convertible Subordinated Debentures due
  December 2000, interest payable February 1
  and August 1                                      781,000      4,513,000

9% Convertible Subordinated Debentures due
  July 2002, interest payable January 1 and
  July 1, net                                           --       3,879,000
                                                -----------    -----------
                                                 $2,352,000    $11,526,000
                                                ===========    ===========


Series A Debentures

On April 13, 1999 the Company called the Series A Debentures for redemption on or before May 14, 1999. Holders of $49,000 principal amount of such debentures converted such debentures into 6,435 newly-issued shares of common stock, and the remaining $28,000 was redeemed. As of June 30, 1999 no Series A Debentures were outstanding. Approximately $4,000 of issuance costs were amortized as interest expense for the nine months ended June 30, 1999.


Series B Debentures

As of June 30, 1999 the Company had outstanding $1,620,000 principal amount of Series B Debentures due 2000. The Series B Debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $49,000 at June 30, 1999, which are amortized using the interest method to interest expense over the term of the debentures. During the nine months ended June 30, 1999, $1,575,000 principal amount of the Series B Debentures converted into 170,000 newly-issued shares of common stock. Approximately $796,000 of issuance costs were amortized as interest expense for the nine months ended June 30, 1999.

8% Debentures

As of June 30, 1999, the Company had outstanding $802,000 principal amount of 8% Debentures. The debentures are recorded net of unamortized underwriting discounts and expenses associated with the offering totaling $21,000 at June 30, 1999, which are amortized using the interest method to interest expense over the term of the debentures. During the nine months ended June 30, 1999, $3,898,000 principal amount of the 8% Debentures converted into 666,000 shares of common stock. Approximately $166,000 of issuance costs were amortized as interest expense for the nine months ended June 30, 1999.

9% Debentures

During the nine months ended June 30, 1999, holders converted all 9% Debentures into 401,000 newly-issued shares of common stock.
Approximately $221,000 of issuance costs were amortized as interest expense for the nine months ended June 30, 1999.


(6) Income Taxes

Income taxes for the three and nine month periods ended June 30, 1999 and 1998 were computed using the effective income tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. Management currently expects that Federal and state taxable income for the fiscal year except for alternative minimum taxes will be offset by utilization of existing net operating loss carryforwards.


(7) Commitments and Contingencies

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

In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of June 30, 1999 the Company had agreed to pay approximately $3,900,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.

US SEARCH.com has non-cancelable advertising and marketing agreements with several Internet companies. The agreements provide for varying levels of exclusivity and require US SEARCH.com to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. As of June 30, 1999, the minimum non-cancelable payments required under the agreements are approximately $5,700,000 for the remainder of calendar 1999, $9,000,000 in calendar 2000, $3,900,000 in calendar 2001, and $1,000,000 in calendar 2002.

In July 1999, US SEARCH.com entered into an agreement with a supplier of online public record data pursuant to which US SEARCH.com has committed to purchase approximately $20,000,000 of such data and public record information over a five and one-half year term.


(8) Earnings (Loss) Per Share

The table below reconciles net earnings (loss) and average shares of common stock outstanding to those amounts used to calculate basic and diluted earnings (loss) per share.

                              Three Months Ended       Nine Months Ended
                                   June 30,                 June 30,
                              ------------------      --------------------
                              1999         1998         1999         1998
                         -----------  ----------   ----------  -----------

Numerator:

Numerator for basic
  earnings per share -
  earnings (loss)
  available to
  common stockholders     $19,865,000 $(2,243,000) $9,315,000 $(2,744,000)

Effect of dilutive
  securities: interest on
  convertible debt             65,000         --        43,000         --

Numerator for diluted
  earnings per share -
  earnings (loss)
  available to common
  stockholders after      -----------   ---------   ----------  ---------
  assumed conversions     $19,930,000 $(2,243,000) $9,358,000 $(2,744,000)
                          ===========   =========   ==========  =========
Denominator:

Denominator for basic
  earnings per share -
  weighted average
  shares                   12,948,000   9,204,000   11,062,000  9,170,000

Effect of dilutive
 securities:
  Employee stock options      651,000         --       528,000        --
  Warrants                    216,000         --       181,000        --
  Convertible debentures      312,000         --        43,000        --
                           ----------  ----------   ----------  ---------
  Dilutive potential
    common shares           1,179,000         --       752,000        --

Denominator for diluted
  earnings per
  share - adjusted
  weighted average
  shares and               ----------  ----------   ----------  ---------
  assumed conversions      14,127,000   9,204,000   11,814,000  9,170,000
                           ==========  ==========   ==========  =========

Basic earnings (loss)
  per share                     $1.54     $(0.24)        $0.84    $(0.30)
                               ======     ======        ======    ======

Diluted earnings (loss)
  per share                     $1.41     $(0.24)        $0.79    $(0.30)
                               ======     ======        ======    ======

A total of 167,000 shares representing the potential conversion of debentures were not included in the calculation of diluted loss per share for the nine month period ended June 30, 1999, as the impact of including such securities would be antidilutive. Shares of common stock representing the potential exercise of approximately 1,105,000 options and 1,651,000 warrants to acquire common stock, and 1,597,000 shares representing the potential conversion of debentures were not included in the calculation of diluted loss per share for the three month period ended June 30, 1998, as the impact of including such securities would be antidilutive. Shares of common stock representing the potential exercise of approximately 712,000 options and 1,584,000 warrants to acquire common stock, and 1,608,000 shares representing the potential conversion of debentures were not included in the calculation of diluted loss per share for the nine month period ended June 30, 1998, as the impact of including such securities would be antidilutive.


(9)  Investment

On April 26, 1999 the Company issued 468,883 shares of restricted common stock to The Harvey Entertainment Company ("Harvey") in exchange for 55,000 shares of Series A Preferred Stock of Harvey and 388,215 warrants exerciseable into common stock of Harvey, all pursuant to a stock purchase agreement involving a new Harvey investor group which includes the Company. The Harvey Series A Preferred Stock are convertible into 814,814 shares of Harvey common stock commencing October 26, 1999 and require payment of quarterly dividends in cash or additional shares of Harvey Series A Preferred Stock at a 7% annual rate. The Company holds certain demand and piggyback registration rights relating to its Harvey securities. On a fully-diluted basis, assuming all securities exerciseable or convertible into Harvey common stock are so exercised or converted, the Company would own 12% of the voting shares of Harvey. In June 1999 the Company filed a registration statement registering the shares of its restricted common stock issued to Harvey.


(10)  Redemptions of Certain Subordinated Debt and Warrants

Effective May 14, 1999 the Company redeemed all of its Class C Redeemable Common Stock Purchase Warrants (the "Class C Warrants") and its outstanding 10% Convertible Subordinated Debentures, Series A due 2000. A total of 792,282 Class C Warrants were exercised for 792,282 shares of Common Stock and the Company received proceeds of $5,406,000. The Company issued 6,435 new shares of common stock in connection with the conversion of $49,000 aggregate principal amount of the Series A Debentures. The Company redeemed $28,000 aggregate principal amount of the Series A Debentures.

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

In late 1997, the Company acquired control of US SEARCH.com Inc. ("US SEARCH.com"), a leading provider of fee-based people search and other customized individual reference services. In June 1999 US SEARCH.com sold 4,500,000 shares to the public and the Company sold 1,500,000 of the shares of US SEARCH.com that it held. The Company retains 55.2% of the outstanding shares of US SEARCH.com.

In February 1998 the Company established KL/Phoenix, an 80% owned entity, which distributes film and television product in Latin America and broadcasts Spanish-language movies via Gran Canal Latino, a satellite distributor system to cable operators in Latin America.

Film and television program licensing. The Company's revenues and results of operations are significantly affected by accounting policies required for the industry and management's estimates of the ultimate realizable value of its films and television programs. Production advances or license fees received prior to delivery or completion of a program are deferred. Production advances and deferred license fees are recognized as revenue on the date of product availability and/or delivery. Activities conducted by joint ventures, wherein the Company reports its equity in the ventures' earnings as revenues, also can significantly affect the comparability of revenues.

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

US SEARCH.com.   In November 1997, the Company acquired control of US
SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 US SEARCH.com sold 4,500,000 shares to the public and the Company sold 1,500,000 of the shares of US SEARCH.com that it held. Since its acquisition, US SEARCH.com's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of US SEARCH.com has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new line of business. Since such acquisition, the Company has consolidated $17,478,000 of revenues and over ($11,434,000) of net losses attributable to US SEARCH.com. Commencing July 1, 1999, the Company will give effect in its consolidated statements of operations to a minority interest in US SEARCH.com's net earnings or losses proportionate to the ownership portion of third parties (which is presently 44.8%). US SEARCH.com management's strategy is to build its long-term value through continued investment in enhancing brand awareness and market position through increased advertising and marketing alliances. As a result, the Company believes that US SEARCH.com will continue to adversely affect the Company's consolidated results of operations for the foreseeable future.

Gran Canal Latino.  In November 1998, the Company launched Gran Canal
Latino ("GCL"), its first satellite channel. GCL broadcasts 24 hours a day, with a selection of films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America. Through July 31, 1999, cable operators have advised the Company that there is a base of 250,000 subscribers. To date GCL has generated minimal revenues as almost all of its subscribers have been in a free subscription period with various cable operators. A limited number of subscribers have paid for services to date. The
Company expects most GCL subscribers to be paying for service by October 1, 1999, and also anticipates an increase of 125,000 in the number of subscribers based upon completing a new agreement with a satellite distributor. Under a distribution agreement with Enrique Cerezo, the Company is broadcasting selections from approximately 1,500 Spanish language movie titles. Until subscriber receipts exceed operating costs, the Company's new satellite operations will adversely affect the Company's consolidated results of operations. Such adverse effect will continue throughout the remainder of fiscal 1999.

Forward Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustments of the film costs, dependence on key personnel, production deficits, risks involved in the Internet, television and theatrical film industries, competition, government regulation, labor relations, limited operating history and continued operating losses of US SEARCH.com and GCL, reliance of US SEARCH.com on strategic relationships in Internet market, uncertain acceptance and maintenance of the US Search.com brand, risks associated with offering new services, risks associated with growth and expansion, liability for online content, rapidly changing technology, standards and consumer demands, online commerce security risks, including credit card fraud, system disruptions and capacity constraints for US SEARCH.com, risks associated with domain names, year 2000 compliance, shares available for future sale, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-80521), as filed with the Securities and Exchange Commission on June 16, 1999, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business. See also the risks and uncertainties pertaining to US SEARCH.com in its amended registration statement on Form S-1 (Registration No. 333-76099), as filed with the Securities and Exchange Commission on June 24, 1999.

Results of Operations


Comparison of Three Months Ended June 30, 1999 and 1998

The Company's operating revenues for its third quarter ended June 30, 1999 were $10,011,000, a decrease of $(5,312,000) or (35%) from $15,323,000 from the prior fiscal year's third quarter ended June 30, 1998. The decrease resulted from a $(6,606,000) or (52%) decline in film and television program revenues due primarily to the timing of delivery and/or availability of films and television programs. Included in film and television operating revenues for the third quarter ended June 30, 1999 are ($403,000) of equity in the net losses of seven joint ventures whose gross revenues are not consolidated in the accompanying financial statements. This represents a ($406,000) decrease from the $3,000 of equity in net earnings of unconsolidated joint ventures recognized in the quarter ended June 30, 1998. Partially offsetting this decrease was a $1,294,000 or 48% increase in quarterly revenues from Search versus the year-earlier quarter.

Operating revenues for the third quarter included $3,983,000 (31% of total revenues) from US SEARCH.com. The Company recognized $5,344,000 (53%) of operating revenues during the third quarter of fiscal 1999 primarily from the delivery and/or availability of eight feature films. In addition, $612,000 (6%) of quarterly operating revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors, including $280,000 from our KL/Phoenix subsidiary in Latin America. The balance of the Company's quarterly operating revenues came from a diversified mix of product, including licensing of television programming, and distribution of Christian music on behalf of TV First, a Company joint venture. To date GCL has generated minimal revenues as it approaches the end of initial free subscription periods with many cable operators.

The Company recognized $8,800,000 (57%) of revenues during the third quarter of fiscal 1998 from the delivery and/or availability of four feature films, including Girl starring Dominique Swain, One Man's Hero starring Tom Berenger, and Taxman starring Joe Pantoliano. Revenues of $700,000 (5%) came from deliveries in the Company's family division of direct-to-video product. In addition, the Company recognized $2,000,000 (13%) of revenues this quarter from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. Of the remaining 25% of revenues, $2,700,000 (17%) came from the Company's recently acquired subsidiary, US SEARCH.com, which experienced a 78% increase in revenues from those recognized in the previous quarter.

Currently in post production for the remainder of the Company's 1999 distribution slate is Picking Up The Pieces, starring Woody Allen, Sharon Stone, Kiefer Sutherland, David Schwimmer, Elliott Gould, Cheech Marin and Lou Diamond Phillips, and directed by Alfonso Arau, and The Last Producer, starring and directed by Burt Reynolds, and also starring Charles Durning, Ann-Margaret, Joe Mantenga, Robert Costanzo, Sean Austin, Greg Germann and Robert Goulet. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc. and KL/Phoenix.

Costs relating to operating revenues were $11,013,000 during the third quarter of fiscal 1999, a decrease of $786,000 (7%) as compared to $11,799,000 during the third quarter of fiscal 1998. As a percentage of operating revenues, costs relating to operating revenues were 110% for the third quarter of fiscal 1999 compared to 77% for the third quarter of fiscal 1998. The (7%) cost decrease resulted from a $(1,154,000) or (11%) decrease in film and television costs due to reduced deliveries/availabilities. Despite the reduced costs, the Company's film and television gross profits declined $5,452,000 (278%) principally because management reduced its estimates of likely future revenues on several released titles. Partially offsetting the film and television licensing margin decrease was a $926,000 (59%) increase in gross profits realized from US SEARCH.com Inc. operations. US SEARCH.com's gross profit margin increased from 58% in the June 30, 1998 quarter to 62% in the June 30, 1999 quarter due primarily to increased Internet sales which involve less direct labor costs.

Gross profit (loss) was ($1,002,000) during the third quarter of fiscal 1999, a decrease of ($4,526,000) (128%) as compared to gross profit of $3,524,000 during the third quarter of fiscal 1998. As a percentage of operating revenues, gross profit (loss) was (10%) for the third quarter of fiscal 1999 compared to 23% for the third quarter of fiscal 1998. The (33%) margin decrease resulted from reduced film and television programming revenues and management reducing its estimates of likely future revenues on several released titles.

Selling, general and administrative expenses increased $5,447,000 or 158% to $8,905,000 in the quarter of fiscal 1999 from $3,458,000 in the third quarter of fiscal 1998. The increase in such expenses is principally due to a $2,017,000 (109%) increase in US SEARCH.com advertising expenses, a $1,900,000 (379%) increase in US SEARCH.com administrative expenses, and a $1,110,000 increase in bonuses. As a percentage of US SEARCH.com's net revenues, advertising and marketing expenses increased to approximately
98% for the three months ended June 30, 1999, from approximately 79% for the three months ended June 30, 1998. This increase is primarily attributable to an increase in the level of Internet-based advertising.
US SEARCH.com has non-cancelable advertising and marketing agreements with several Internet companies. The agreements provide for varying levels of exclusivity and require US SEARCH.com to make monthly minimum payments based on the number of impressions displayed on affiliate Web sites. As of June 30, 1999, the minimum non-cancelable payments required under the agreements are approximately $5,700,000 for the remainder of calendar
1999, $9,000,000 in calendar 2000, $3,900,000 in calendar 2001, and
$1,000,000 in calendar 2002. In July 1999, US SEARCH.com entered into an agreement with a supplier of online public record data pursuant to which US SEARCH.com has committed to purchase approximately $20,000,000 of such data and public record information over a five and one-half year term. As a percentage of US SEARCH.com's net revenues, general and administrative expenses increased to approximately 43% for the three months ended June
30, 1999, from approximately 21% for the three months ended June 30, 1998. This increase in US SEARCH.com's general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel in 1999. Also included in US SEARCH.com's 1999 selling, general and administrative expenses is $653,000 of US SEARCH.com non-cash director and officer stock option costs in connection with options granted in 1999. US SEARCH.com's management expects to incur a charge of approximately $728,000 for the remainder of calendar 1999, $735,000 for 2000, $315,000 for 2001, $75,000 for 2002 and $1,000 for 2003 in connection with these options. No options were granted in the corresponding three month period ended June 30, 1998.
Also included in 1999 expenses are $1,110,000 of bonuses to the Co-
Chairmen and Co-Chief Executive Officers, the President and Chief
Operating Officer, and the Chief Financial Officer of the Company. No such bonuses were included in 1998 expenses. In addition, the Company's
Latin American operations, which commenced operations in the fiscal
1998 second quarter, incurred $1,720,000 of administrative expenses during the fiscal 1999 third quarter and none in the earlier year.

The provisions for doubtful accounts and notes increased $1,040,000 or 137% during the third quarter of fiscal 1999 principally due to a $850,000 increase in such provisions for film and television license receivables based upon estimated collections.

During the third quarter of fiscal 1999 the Company recognized a $21,152,000 pre-tax gain on the issuance of stock by its subsidiary, US SEARCH.com. This resulted from the subsidiary's initial public offering on June 24, 1999, in which new shareholders invested an amount per share substantially in excess of the Company's per-share investment in the subsidiary, resulting in a substantial increase in the subsidiary's net worth. The gain represents the increase in the Company's revised proportionate share of the subsidiary's net equity. No comparable transaction occurred in the third quarter of fiscal 1998.

During the third quarter of fiscal 1999 the Company recognized a $13,148,000 pre-tax gain on sale of 1,500,000 shares out of its holdings in its subsidiary US SEARCH.com at the time of the initial public offering by the subsidiary. No comparable transaction occurred in the third quarter of fiscal 1998.

Interest expense for the third quarter ended June 30, 1999 was $2,042,000, a $470,000 or 30% increase as compared to $1,572,000 for the third quarter ended June 30, 1998. The increase was due to higher average borrowings under the Company's line of credit and increased bank fees, partially offset by reduced subordinated debenture interest due to conversions of $5,532,000 of subordinated debentures into common stock during the three months ended June 30, 1999. Total indebtedness for borrowed money increased 11% to $88,463,000 at June 30, 1999 from $79,757,000 at June 30,
1998.

Earnings before income taxes of $20,554,000 were reported for the quarter ended June 30, 1999, versus a loss before income taxes of ($2,237,000) for the quarter ended June 30, 1998.

The Company's estimated effective income tax expense was 3% for the third fiscal quarter ended June 30, 1999 compared to an estimated effective income tax rate of less than (1%) for the third fiscal quarter ended June 30, 1998. Income tax expense for the quarter ended June 30, 1999 are calculated so year-to-date expense as a proportion of earnings before income taxes equal the estimated annual income tax rates expected for the fiscal year ended September 30, 1999. Income tax expense for the quarter ended June 30, 1998 pertained to estimated alternative minimum taxes and state minimum income taxes. Through September 30, 1998 the Company had Federal and state net operating loss carryforwards totaling $31,000,000 and $5,000,000, respectively, which exceed presently expected taxable income for fiscal 1999. The Federal net operating loss carryforwards expire from fiscal 2009 through fiscal 2013. The state net operating loss carryforwards expire from fiscal 2006 through fiscal 2013. Due to the sale of US SEARCH.com common stock in connection with the subsidiary's initial public offering in June 1999, effective July 1999 US SEARCH.com taxable income or loss will not be consolidated in the Company's income tax returns.

The Company reported net earnings of $19,896,000 or $1.54 per basic share and $1.41 per diluted share, for the third quarter ended June 30, 1999 as compared to a net loss of ($2,243,000), or ($.24) per basic and diluted share, for the third quarter ended June 30, 1998. The principal factors resulting in the reported net earnings were the gains on the Company's increased net equity in US SEARCH.com resulting from the issuance of stock by the subsidiary and on the Company's sale of a portion of its holdings in US SEARCH.com. Adversely impacting net results are US SEARCH.com operations which have yielded significant continuing operating losses, the decline in total revenues for the film and television segment, the reduced estimates of likely future revenues on several released film and television titles, the inclusion of new Latin American operations which are yielding start-up net losses, increases in provisions for doubtful accounts and notes, and increases in interest expense and income taxes. Weighted number of common shares for the compared third quarters were 12,990,000 (basic) and 14,127,000 (diluted) in fiscal 1999 and 9,204,000
(basic and diluted) in fiscal 1998.


Comparison of Nine Months Ended June 30, 1999 and 1998

The Company's operating revenues for the nine months ended June 30, 1999 were $34,205,000, a decrease of ($25,564,000) (43%) from $59,769,000 from the prior fiscal year's nine month period. The decrease resulted from a $(30,394,000) or (55%) decline in film and television licensing revenues due primarily to the timing of delivery and/or availability of films and television programs. Partially offsetting this decrease was a $4,830,000 or 101% increase in nine month revenues from US SEARCH.com versus the year-earlier period.

The Company recognized $9,623,000 (26%) of revenues during the nine months ended June 30, 1999 from US SEARCH.com. The Company recognized $15,390,000 (45%) of revenues during the nine months ended June 30, 1999 from the delivery and/or availability of thirteen feature films, including Ringmaster, starring Jerry Springer which was released in the United States by Artisan Entertainment and One Man's Hero starring Tom Berenger, which is licensed for United States release to MGM. The Company recognized $6,478,000 (19%) of revenues in the fiscal 1999 period from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors including KL/Phoenix Revenues of $1,135,000 (3%) came from producer fees on third party productions. Revenues of $861,000 (3%) came from deliveries in the Company's family division of direct-to-video product. Remaining revenues came from a variety of sources, including the sales of contemporary Christian music on behalf of a joint venture.

The Company recognized $22,450,000 (38%) of revenues during the nine months ended June 30, 1998 from the delivery and/or availability of 16 feature films, including Girl starring Dominique Swain, One Man's Hero starring Tom Berenger, Possums starring Mac Davis, and Denial starring Jason Alexander and directed by Adam Rifkin. In addition, the Company recognized $17,600,000 (29%) of revenues during the nine months ended June 30, 1998, including revenues from the delivery and/or availability of the remaining episodes of the first-run syndication series Hammer and Mowgli:
The New Adventures of The Jungle Boy, and the net earnings from the delivery by a joint venture of the remaining episodes of the ABC network series Cracker. Revenues of $4,400,000 (7%) came from deliveries in the Company's family division of direct-to-video product. In addition, the Company recognized $5,800,000 (10%) of revenues from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. Revenues of approximately $4,800,000 (8%) came from services provided by US SEARCH.com. Remaining revenues principally came from the sales of contemporary Christian music on behalf of a joint venture.

Costs relating to operating revenues were $29,118,000 during the nine months ended June 30, 1999, a decrease of $21,531,000 (43%) as compared to $50,649,000 during the nine months ended June 30, 1998. As a percentage of operating revenues, costs relating to operating revenues were 85% for the nine months ended June 30, 1999, equal to the 85% rate for the nine months ended June 30, 1998. Film and television costs declined 48%, which was less than the revenue decline principally because management reduced its estimates of likely future revenues on several released titles in the 1999 period. US SEARCH.com costs increased 77%, which was less than the revenue increase as Internet-sourced revenues were less costly to provide to consumers.

Gross profit was $5,087,000 during the nine months ended June 30, 1999, a decrease of ($4,033,000) (44%) as compared to $9,120,000 during the nine months ended June 30, 1998. As a percentage of operating revenues, gross profit was 15% for the nine months ended June 30, 1999, equal to the 15% rate for the nine months ended June 30, 1998. Film and television gross profits declined 110%, principally because management reduced its estimates of likely future revenues on several released titles in the 1999 period. US SEARCH.com gross profits increased 121%, as Internet-sourced revenues were less costly to provide to consumers.

Selling, general and administrative expenses increased $13,794,000 or 213% to $20,270,000 for the nine months ended June 30, 1999 from $6,476,000 for the nine months ended June 30, 1998. The increase in such expenses is principally due to a $5,794,000 (216%) increase in US SEARCH.com advertising expenses and a $6,730,000 (633%) increase in US SEARCH.com administrative expenses. As a percentage of US SEARCH.com's net revenues, advertising and marketing expenses increased to approximately 89% for the nine months ended June 30, 1999, from approximately 56% for the nine months ended June 30, 1998. This increase is primarily attributable to an increase in the level of Internet-based advertising. As a percentage of net revenues, general and administrative expenses increased to approximately 81% for the nine months ended June 30, 1999, from approximately 22% for the nine months ended June 30, 1998. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel in 1999. Also included in US SEARCH.com's 1999 selling, general and administrative expenses is $1,529,000 of US SEARCH.com non-cash director and officer stock option costs in connection with options granted in 1999. No options were granted in the corresponding nine month period ended June 30, 1998. Also included in 1999 expenses are $1,110,000 of bonuses to the Co-Chairmen and Co-Chief Executive Officers, the President and Chief Operating Officer, and the Chief Financial Officer. No such bonuses were included in 1998 expenses. In addition, the Company's new Latin American operations, which commenced operations in the fiscal 1998 second quarter, incurred $1,720,000 of administrative expenses during the nine months ended June 30, 1999 and none in the corresponding 1998 period.

The provisions for doubtful accounts and notes increased $1,891,000 or 170% during the first nine months of fiscal 1999 versus 1998 principally due to a $1,591,000 increase in such provisions for film and television license receivables based upon estimated collections, and a $300,000 increase in such provisions for US SEARCH.com. The SEARCH.com increase is primarily due to increases in the accruals for potential chargebacks regarding uncollectible consumer checks, credit card charges and 900 number telephone sales. The remaining US SEARCH.com increase represents forgiveness of a $299,000 related party note receivable from a founding employee and shareholder of US SEARCH.com in connection with an agreement to enter into both a three year employment contract and a shareholder agreement, among other items.

During the nine months ended June 30, 1999 the Company recognized a $21,152,000 pre-tax gain on the issuance of stock by its subsidiary, US SEARCH.com. This resulted from the subsidiary's initial public offering on June 24, 1999, in which new shareholders invested an amount per share substantially in excess of the Company's per-share investment in the subsidiary, resulting in a substantial increase in the subsidiary's net worth. The gain represents the increase in the Company's revised proportionate share of the subsidiary's net equity. No comparable transaction occurred in the nine months ended June 30, 1998.

During the nine months ended June 30, 1999 the Company recognized a $13,148,000 pre-tax gain on sale of 1,500,000 shares out of its holdings in its subsidiary US SEARCH.com at the time of the initial public offering by the subsidiary. No comparable transaction occurred in the nine months ended June 30, 1998.

Interest expense during the nine months ended June 30, 1999 was $6,148,000 as compared to $4,326,000 for the nine months ended June 30, 1998. The 42% increase was principally attributable to the increased overall levels of borrowing in the current period and increased bank fees. Total indebtedness for borrowed money increased 11% to $88,463,000 at June 30, 1999 from $79,757,000 at June 30, 1998.

Earnings before income taxes of $10,086,000 were reported for the nine months ended June 30, 1999, versus a loss before income taxes of ($2,744,000) for the nine months ended June 30, 1998.

The Company's estimated effective income tax rate was 7% for the nine months ended June 30, 1999 compared to an estimated effective income tax rate of (1%) for the nine months ended June 30, 1998. Income tax expense for the nine months ended June 30, 1999 are calculated so that, as a proportion of earnings before income taxes, they equal the estimated annual income tax rates expected for the fiscal year ended September 30, 1999. Income tax expense for the nine months ended June 30, 1998 consisted of estimated alternative minimum taxes and state minimum income taxes. Through September 30, 1998 the Company had Federal and state net operating loss carryforwards totaling $31,000,000 and $5,000,000, respectively, which exceed presently expected taxable income for fiscal 1999. The Federal net operating loss carryforwards expire from fiscal 2009 through fiscal 2013. The state net operating loss carryforwards expire from fiscal 2006 through fiscal 2013. Due to the sale of US SEARCH.com common stock in connection with the subsidiary's initial public offering in June 1999, effective July 1999 US SEARCH.com taxable income or loss will not be consolidated in the Company's income tax returns.


The Company reported net earnings of $9,346,000, or $0.84 per basic share and $0.79 per diluted share, for the nine months ended June 30, 1999 as compared to a net loss of ($2,744,000), or ($0.30) per basic and diluted share, for the nine months ended June 30, 1998. Weighted number of common shares for the compared nine-month periods were 11,103,000 (basic) and 11,814,000 (diluted) in fiscal 1999 and 9,170,000 (basic and diluted) in fiscal 1998.


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

Cash and cash equivalents at June 30, 1999 increased to $49,134,000 (including $33,754,000 of unrestricted cash held by US SEARCH.com, a majority-owned subsidiary, $1,992,000 of restricted cash being used principally as collateral for film sale/leaseback transactions and $216,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $3,309,000 (including $1,988,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and $66,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1998. Unrestricted and unreserved cash and cash equivalents increased $45,671,000 since September 30, 1998.

The Company experienced net negative cash flows from operating activities of ($23,701,000) during the nine months ended June 30, 1999, resulting primarily from expenditures on new film and television productions. The Company capitalized $45,213,000 in new film and television property costs, which is $19381,000 greater than the $25,832,000 of film and television property amortization included in results of operations. In addition to borrowings, those newly capitalized film and television property costs were principally funded by increased accounts payable. The Company received net proceeds of $5,673,000 in December 1998 ($6,000,000 of gross proceeds) through a private placement of 1,200,000 newly-issued shares of common stock and incurred costs of $217,000 in connection with the private placement. The Company advanced most of those private placement net proceeds to US SEARCH.com to fund its operations. On June 24, 1999, the Company's subsidiary US SEARCH.com consummated an initial public offering ("IPO") of newly-issued common stock. The subsidiary sold 4,500,000 newly-issued shares and obtained $36,263,000 of net proceeds. US SEARCH.com is funding operating cash requirements out of its IPO proceeds, not from the Company. Also on June 24, 1999 the Company sold 1,500,000 shares out of its holdings of US SEARCH.com common stock and obtained $12,555,000 of net proceeds. In connection with the IPO, the Company agreed not to sell additional shares of stock of US SEARCH.com for six months from the date of the IPO. In addition, the Company obtained $9,398,000 from the exercise of warrants and stock options, and obtained net cash inflows from borrowing activities of $12,960,000 during the period as a result of new borrowings in excess of repayments. As a result primarily of the foregoing factors, net unrestricted cash increased during the nine month period by $45,671,000 to $46,926,000 on June 30, 1999 before taking into consideration amounts available under the Company's line of credit as of such dates. See "Credit Facility" below. As the Company continues production and distribution activities, funds increased operations in Latin America and increases its debt service burdens, it expects to experience net negative cash flows from operating activities, pending receipt of licensing revenues, US SEARCH.com revenues, broadcast revenues, sales from its library, and further proceeds, if any, from its US SEARCH.com investment.


Credit Facility

In June 1996, the Company obtained a $40,000,000 syndicated revolving line of credit from a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). In September 1997 that agreement was amended to increase the maximum amount of revolving credit to $60,000,000 and to extend its maturity to June 2000. In December 1998 the facility was increased to a maximum of $75,000,000. Such agreement provides for borrowing by the Company of up to $60,000,000 based on specified percentages of domestic and international accounts and contracts receivable and a specified percentage of the Company's book value of unamortized library film costs (as adjusted). In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow up to 50% of the production deficit after accounting for specified percentages of pre-sales, licensing fees and similar revenues from third parties and a required Company equity participation. All loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.25% as of August 13, 1999) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is the greater of (a) Chase's Prime Rate (8% as of August 13, 1999), (b) Chase's Base 30-Day CD Rate (5.26% as of August 13, 1999) plus 1% or (c) the Federal Funds Effective Rate (5.10% as of August 13, 1999) plus 2% (for that portion of the borrowing base supported by accounts or contracts receivable) or 3% (for that portion of the borrowing base supported by unamortized library film costs or loans made under the production tranche). The Company is required to pay a commitment fee of 0.5% per annum of the unused portion of the credit line. The amount outstanding under the credit facility as of June 30, 1999 was $66,695,000 out of a borrowing base availability of $68,000,000, and as of August 13, 1999 $58,300,000 was outstanding out of a borrowing base availability of $68,000,000.

The credit facility expires in June 2000. The Company is currently in discussions with the existing group of banks regarding extending the secured revolving financing beyond June 2000. The discussions are presently in an early stage.

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

Other Loans

The Company's other borrowings, totaling $19,416,000 as of June 30, 1999, consisted of production loans from Comerica Bank - California ("Comerica") and Far East National Bank to consolidated production entities. The Kushner-Locke Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

In February 1997, a $6,300,000 production loan was obtained by a consolidated subsidiary from Banque Paribas (Los Angeles Agency) to cover a portion of the production budget of Basil. In June 1999 the $229,000 remaining balance of the loan was repaid.

In November 1997, an $8,200,000 production loan was obtained from Comerica by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at Prime (8% as of August 13, 1999) plus 1% or at LIBOR (5.25% as of August 13, 1999) plus 2%. The Company has provided a corporate guaranty in the reduced amount of $500,000 in connection with this loan. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matures on December 31, 1999.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (8% as of August 13, 1999) plus 1% or at
LIBOR (5.25% as of August 13, 1999) plus 2%.   The loan is collateralized
by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. As extended, the loan matures on June 30, 2000.

In April 1998, a $1,850,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Black and White. The loan bore interest at Prime (8% as of August 13, 1999) plus 2% or at LIBOR (5.25% as of August 13, 1999) plus 2.25%. The loan was collateralized by the rights, title and assets related to the film. In July 1999 the $379,000 remaining balance of the loan was repaid.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (8% as of August 13, 1999) plus 1% or at LIBOR (5.25% as of August 13, 1999) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan. As extended, the loan matures on December 31, 1999.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Mambo Cafe. The loan bears interest at Prime (8% as of August 13, 1999) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on October 30, 1999.

In October 1998, a $2,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Freeway II: Confessions of a Trickbaby. The loan bears interest at Prime (8% as of August 13, 1999) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan matures on October 30, 1999.

In April 1999 a $12,000,000 loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Picking Up The Pieces.
The loan bears interest at Prime (8% at August 13, 1999 plus 1% or at LIBOR (5.25% at August 13, 1999) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $700,000 in connection with this loan. The loan matures on March 31, 2000.

In June 1999, a $1,626,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover a portion of the production budget of The Last Producer. The loan bears interest at Prime (8% as of August 13,1999) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on June 30, 2000.

Securities Offerings

The Company obtained net proceeds of $5,673,000 in December 1998
($6,000,000 of gross proceeds) through a private placement of 1,200,000 newly-issued shares of common stock.

As of June 30, 1999, $802,000 principal amount of 8% Convertible
Subordinated Debentures and $1,620,000 of Series B Debentures were outstanding. During the nine months ended June 30, 1999, $28,000 principal amount of the Series A Debentures, $1,575,000 principal amount of the Series B Debentures, $3,898,000 principal amount of the 8%
Debentures and $4,100,000 principal amount of the 9% Debentures were converted into approximately 1,275,000 shares of Common Stock.

On June 24, 1999, the Company's subsidiary US SEARCH.com consummated an initial public offering of newly-issued common stock. The subsidiary sold 4,500,000 newly-issued shares and obtained $36,263,000 of net proceeds. Also on June 24, 1999 the Company sold 1,500,000 shares out of its holdings of US SEARCH.com common stock and obtained $12,555,000 of net proceeds. The Company retains a 55.2% interest in the subsidiary and continues to consolidate the subsidiary in the accompanying financial statements. The Company recognized a $13,148,000 pre-tax gain on the sale of the 1,500,000 shares and a $21,152,000 gain on the increased value of its proportion of the net equity of the subsidiary.

On April 26, 1999 the Company issued 468,883 shares of restricted common stock to The Harvey Entertainment Company ("Harvey") in exchange for 55,000 shares of Series A Preferred Stock of Harvey and 388,215 warrants exerciseable into common stock of Harvey, all pursuant to a stock purchase agreement involving a new Harvey investor group which includes the Company. The Harvey Series A Preferred Stock are convertible into 814,814 shares of Harvey common stock commencing October 26, 1999 and require payment of quarterly dividends in cash or in additional shares of Harvey Series A Preferred Stock at a 7% annual rate. The Company holds certain demand and piggyback registration rights relating to its Harvey securities. On a fully-diluted basis, assuming all securities exerciseable or convertible into Harvey common stock are so exercised or converted, the Company would own 12% of the voting shares of Harvey. In June 1999 the Company filed a registration statement registering the shares of its restricted common stock issued to Harvey.

Effective May 14, 1999 the Company redeemed all of its Class C Redeemable Common Stock Purchase Warrants (the "Class C Warrants") and its outstanding 10% Convertible Subordinated Debentures, Series A due 2000. A total of 792,282 Class C Warrants were exercised for 792,282 shares of Common Stock and the Company received proceeds of $5,406,000. The Company issued 6,435 new shares of common stock in connection with the conversion of $49,000 aggregate principal amount of the Series A Debentures. The Company redeemed $28,000 aggregate principal amount of the Series A Debentures.

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

With four other companies including Digital Domain, the Company has obtained a 20% interest in a German company that owns and operates a German special effects production facility. A German state government agency is providing substantial monetary subsidies to that business to enable it to attract an increased flow of special effects business. The Company is investing $300,000 in the German company, and the Company is due to receive a $150,000 return of capital this year. The Company has no additional financial obligations related to the facility.


Summary

Management believes that existing resources and cash generated from operating activities, together with amounts expected to be available under the syndicated credit facility with Chase (assuming that it is extended or replaced) will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The credit facility expires in June 2000. The Company is currently in discussions with the existing group of banks regarding secured revolving financing beyond June 2000. The discussions are presently in an early stage. No assurances can be provided that such facility will be extended or, alternatively, substantially modified or replaced by other satisfactory financial arrangements. The Company (including its subsidiaries) from time to time may be required to seek additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company. No assurance can be given that such financing will be available or, if available, will be at costs comparable to current financings or on terms acceptable to the Company. In addition to expanding production and its distribution business and its investment activities, whether internally or by acquisition, the Company also considers acquisition and investment possibilities from time to time, including film libraries and companies ancillary to the Company's business, subject to the availability of financing as necessary.

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

Corporate operations and film and television segment. The Company has upgraded or replaced virtually all firmware in part to mitigate Year 2000 exposure. The Company utilizes off-the-shelf and custom software developed internally and by third parties. The Company believes that its off-the-shelf software is Year 2000 compliant. However, there is no assurance that the Company will not be required to modify or replace significant portions of its software so that its systems will function properly with respect to dates in the year 2000 and thereafter.

The Company has completed a Year 2000 evaluation including Information Technology ("IT") systems, non-IT systems, and critical third-party entities with which the Company transacts business. If required modifications to existing software and firmware or conversions to new software or firmware are not made, or are not completed timely, or if there is a malfunction in software or firmware used on computer systems utilized by those upon whom the Company depends for provision of its services, there is no assurance that potential systems interruptions or the cost necessary to update such software or firmware or any outages or delays in services will not have a material adverse effect on the Company's business, financial condition, results of operations and prospects. Further, the failure of the Company to successfully resolve such issues could result in a shut-down of some or a substantial portion of the corporate or film and television operations, which could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

US SEARCH.com The Year 2000 Issue could result in a system failure or miscalculations causing significant disruption of operations, including, among other things, interruptions in Internet traffic, accessibility of the Web site, delivery of service, transaction processing or searching and other features of our services. It is possible that this disruption will continue for an extended period of time. US SEARCH.com depends on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. The disruption of third-party systems or our systems interacting with these third-party systems could prevent us from receiving orders or delivering search results in a timely manner. In addition, US SEARCH.com relies on the integration of many systems in aggregating search data from multiple sources. The failure of any of those systems as a result of Year 2000 compliance issues could prevent us from delivering products and services. Failure of our systems or third-party systems providing information used in our services could materially adversely affect US SEARCH.com's business and results of operations. We have received information confirming the Year 2000 compliance from present data suppliers. We have also confirmed Year 2000 compliance with key third party vendors.

US SEARCH.com is conducting an evaluation of internal systems. Our objective is to ensure uninterrupted transition into the Year 2000. The scope of the Year 2000 objective includes: (1) information technology ("IT") such as software and hardware, (2) non-IT systems such as components contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers. We are seeking written confirmation of the Year 2000 status of our third party software. We are also utilizing internal resources to test internally developed software for Year 2000 compliance. We may be required to modify or replace significant portions of our software so that our systems will function properly with respect to dates in the year 2000 and thereafter. If we are unable to make the required modifications or conversions in a timely and cost-effective manner or if there is a malfunction in our systems, potential systems interruptions or delays in services may have a material adverse effect on our business, financial condition and results of operations. Further, if we fail to successfully resolve these issues, some or all of US SEARCH.com's operations may shut-down, which would have a material adverse effect on our business, financial condition and results of operations.

US SEARCH has a process in place to assess the Year 2000 readiness of our business critical vendors and customers, and are involved in working with these vendors and customers on Year 2000 compliance issues. Disruptions with respect to computer systems of vendors or customers, whose systems are outside our control, could impair our ability to provide support to our customers, and could have a material adverse effect on our financial condition and results of operations.

Overall. We are currently developing contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems with our internal and Web-based systems. We expect to complete the majority of our plan by September 30, 1999, with the balance by October 31, 1999. Within the plans, we are addressing various problems, including disruptions to our Web-servers, significant interruption of data flow between us and third party data providers, and failures associated with internal systems. The contingency plans emphasize the identification and accessibility of additional data sources for our services. There is no assurance that our contingency plans will adequately address all Year 2000 issues.

We are currently evaluating (1) the use of multiple Web-hosting sites to assure availability of our services, (2) additional data sources, (3) manual procedures for order processing and delivery of search results (4) standby equipment and accelerated availability of replacement parts, and
(5) increased staffing levels for resolution of information technology issues and to manually process orders. Failure to implement any of these plans, if and when necessary, may have a material adverse effect on the Company's business and results of operations.

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

The Company currently believes that this issue will not pose significant operational problems for its corporate or film and television operations, however delays in the modification or conversion of its or US SEARCH.com's systems, or those of vendors and suppliers of services to the Company and US SEARCH.com, or the failure to fully identify all Year 2000 dependencies in the systems could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

The Company cannot quantify the impact of the Year 2000 issue; however, failure of critical internal IT systems, non-IT systems, third-party vendors and financial institutions may limit or prevent the Company from performing services for its customers, and could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. We estimate that the total cost of implementing and maintaining our Year 2000 compliance program will not exceed $300,000 and most of these expenses will be incurred during 1999. This estimate includes implementation of redundant hardware, software and communications systems. Our costs incurred to date with respect to Year 2000 compliance have not been significant.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes, foreign currency exchange rate changes, and changes in the market values of its investments as described below.

Interest Rate Risk

The Company's exposure to market rate risk for changes in interest rates relates primarily to US SEARCH.com's investment portfolio, and to the Company's variable rate loans.

US SEARCH.com has not used derivative financial instruments in its investment portfolio. US SEARCH.com invests its excess cash in debt instruments (either directly or through money market or mutual funds) of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. US SEARCH.com protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, US SEARCH.com's future investment income may fall short of expectations due to changes in interest rates, or US SEARCH.com may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

The following table is a summary of available-for-sale securities:

<CAPTIONS>
                         Fair                       Fair
                     Market Value    % Rate     Market Value    % Rate
                       9/30/98      of Return     9/30/97      of Return
                       -------      ---------     -------      ---------
US Government
  Securities          $ --            --%         $--             --%
Other debt
  Securities          $ --            --%         $--             --%

Virtually all of the Company's loans bear variable interest rates. The Company has not used derivative financial instruments in conjunction with its lending arrangements. Variable rate loans may produce higher expense if commercial lending interest rates rise, or the Company may lose its present liquidity if it cannot obtain loans at reasonable rates when alternative sources of financing are not available.

The Company's total outstanding interest-bearing indebtedness at June 30, 1999 and September 30, 1998 was $88,463,000 and $84,677,000, respectively.

Foreign Currency Exchange Risk

The Company licenses film and television programming throughout the world under payment arrangements almost exclusively denominated in US dollars. The Company has not used derivative financial instruments in conjunction with its licensing arrangements. As a result, foreign exchange fluctuations will not alter the amounts due to the Company, but may impact licensees' ability to pay. In such event, the Company may experience increased difficulties in obtaining licensee payments or in profitably licensing subsequent film and television programming to international licensees.

The effect of foreign currency exchange rate fluctuations on the Company in 1998 was not material.

Investment Risk

In late 1997, the Company acquired control of US SEARCH.com. In June 1999 US SEARCH.com sold 4,500,000 shares to the public and the Company sold 1,500,000 of the shares of US SEARCH.com that it held. The Company retains 55.2% of the outstanding shares of US SEARCH.com. Since acquiring its interest in the subsidiary, the Company has generated a material amount of revenue and significant net losses from its ownership interest in US SEARCH.com. This investment is consolidated.

In February 1998 the Company established KL/Phoenix, an 80% owned entity, which distributes film and television product in Latin America and broadcasts Spanish-language movies via Gran Canal Latino, a satellite distributor system to cable operators in Latin America. The Company owns 80% of the joint venture. To date, the Company has not generated a material amount of revenue from its ownership interest in KL/Phoenix. This investment is consolidated.

Since 1995 the Company has invested seven in joint ventures in which the Company owns 25% to 50% interests. These investments are included in other assets and are accounted for under the equity method. To date, the Company has not generated a material amount of revenue from its ownership interest in these joint ventures.

On April 26, 1999 the Company invested in 55,000 shares of Series A Preferred Stock of Harvey and 388,215 warrants exerciseable into common stock of Harvey. The Harvey Series A Preferred Stock are convertible into 814,814 shares of Harvey common stock commencing October 26, 1999. On a fully-diluted basis, the Company would own 12% of the voting shares of Harvey. This investment is included in other assets and is accounted for under the cost method. The Company's Harvey holdings are not presently registered with the Securities and Exchange Commission. Market prices of Harvey common stock have declined since the investment was made.

The Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying value of these investments. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

                                   PART II
                              OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

On April 26, 1999 the Company issued 468,883 shares of restricted common stock to The Harvey Entertainment Company ("Harvey") in exchange for 55,000 shares of Series A Preferred Stock of Harvey and 388,215 warrants exerciseable into common stock of Harvey, all pursuant to a stock purchase agreement involving a new Harvey investor group which includes the Company. The Harvey Series A Preferred Stock are convertible into 814,814 shares of Harvey common stock commencing October 26, 1999 and require payment of quarterly dividends in cash or additional shares of Harvey Series A Preferred Stock at a 7% annual rate. The Company holds certain demand and piggyback registration rights relating to its Harvey securities. On a fully-diluted basis, assuming all securities exerciseable or convertible into Harvey common stock are so exercised or converted, the Company would own 12% of the voting shares of Harvey. In June 1999 the Company filed a registration statement registering the shares of its restricted common stock issued to Harvey. In June 1999 such registration statement was declared effective by the Securities and Exchange Commission.

Effective May 14, 1999 the Company redeemed all of its Class C Redeemable Common Stock Purchase Warrants (the "Class C Warrants") and its outstanding 10% Convertible Subordinated Debentures, Series A due 2000. A total of 792,282 Class C Warrants were exercised for 792,282 shares of Common Stock and the Company received proceeds of $5,406,000. The Company issued 6,435 new shares of common stock in connection with the conversion of $49,000 aggregate principal amount of the Series A Debentures. The Company redeemed $28,000 aggregate principal amount of the Series A Debentures.

On June 24, 1999, the Company's subsidiary US SEARCH.com consummated an initial public offering of newly-issued common stock. The subsidiary sold 4,500,000 newly-issued shares and obtained $36,263,000 of net proceeds. On June 24, 1999 the Company sold 1,500,000 shares out of its holdings of US SEARCH.com common stock and obtained $12,555,000 of net proceeds. The Company retains a 55.2% interest in the subsidiary and continues to consolidate the subsidiary in the accompanying financial statements. The Company utilized the proceeds principally to repay advances under its syndicated revolving line of credit.


Item 4. Submission of Matters to a Vote of Security Holders

On April 29, 1999 the shareholders of the Company voted in the annual meeting to elect five directors and to amend the Company's 1988 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance from 1,250,000 to 1,820,000. The results of the voting were as follows:


Election of directors:
                                   FOR         AGAINST    ABSTAIN

Peter Locke                     9,793,741      32,991      4,582
Donald Kushner                  9,793,508      33,490      4,316
Irwin Friedman                  9,796,103      27,077      8,134
Stuart Hersch                   9,797,056      26,763      9,012
John Lannan                     9,796,237      26,065      9,012


Amend the Company's 1988 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance from 1,250,000 to 1,820,000:

       FOR        AGAINST     ABTAIN

    8,924,395     869,111     37,808


The Company is unaware of any withheld votes or broker non-votes.



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

                             THE KUSHNER-LOCKE COMPANY
                             (Registrant)


Dated: August 16, 1999        /s/  PETER LOCKE
                             -------------------------
                             Peter Locke
                             Co-Chairman of the Board,
                             Co-Chief Executive Officer


Dated: August 16, 1999        /s/  DONALD KUSHNER
                             -------------------------
                             Donald Kushner
                             Co-Chairman of the Board,
                             Co-Chief Executive Officer
                             and Secretary


Dated: August 16, 1999        /s/  ROBERT SWAN
                             -------------------------
                             Robert Swan
                             Senior Vice President and Chief Financial
Officer


                                                    EXHIBITS

None.