Form 10-K
period 1999-09-30
KUSHNER LOCKE CO
filed 1999-12-29
CIK 842009

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999         COMMISSION FILE NO. 0-17295

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

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
         13 3/4% Convertible Subordinated Debentures, Series B due 2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $48,550,000 as of December 16, 1999.

There were 13,818,767 shares of outstanding Common Stock of the Registrant as of December 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (September 30, 1999) are incorporated by reference in Part III Items 10, 11, 12 and 13 of this Form 10-K.

Total number of pages 144. Exhibit Index begins on page 72.

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

The Company established its feature film production operations in 1993. In 1994, the Company established an international theatrical film subsidiary to expand into foreign theatrical distribution. In 1995, in response to the increased demand for product by the pay-per-view, telephone delivery, pay cable and basic cable services, the Company formed an entity called KLC/New City Tele-Ventures to acquire product from third parties for distribution in the cable, pay service and satellite markets, as well as other emerging markets. The joint venture has acquired over 100 films for this purpose. The Company owns 82.5% of this entity.

In late 1997, the Company acquired an 80% interest in US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 US SEARCH.com completed an initial pubic offering in which the Company sold a portion of its shareholdings. Currently, the Company owns 55.2% of US SEARCH.com.

In February 1998 the Company established KL/Phoenix, an 80% owned venture, which distributes film and television product in Latin America. In November 1998, the Company launched Gran Canal Latino ("GCL"), a satellite channel through a newly-formed 80%-owned subsidiary. GCL broadcasts 24 hours a day, with a selection of Spanish language films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Under a distribution arrangement with Enrique Cerezo, the Company is broadcasting selections from 1,500 Spanish language movie titles. In June 1999 the Company obtained a 20% ownership interest in Digital Renaissance, a German digital special effects facility. In April 1999 the Company obtained warrants and a minority ownership interest in The Harvey Entertainment Company in exchange for 468,886 shares of common stock of the Company.

The Company's feature films for fiscal 1999 generated $14,081,000 of revenues. One Man's Hero starring Tom Berenger and distributed domestically by MGM, Ringmaster starring Jerry Springer, which Artisan Entertainment released domestically in November 1998, and But I'm A Cheerleader, which is to be released theatrically by New Line Cinema, were delivered by the Company in fiscal 1999. In addition, the Company has recently completed principal photography on Picking Up The Pieces starring Woody Allen, Sharon Stone and David Schwimmer, The St. Francisville Experiment and They Nest, starring Dean Stockwell, John Savage and Thomas Calabro, and is preparing for principal photography on Vlad the Impaler.

Since its inception in 1983, the Company has produced or distributed over 1,000 hours of original television programming, including various television series, movies-for-television and mini-series. For fiscal 1999, the Company's television slate generated $6,878,000 of revenue, principally from network and international licensing of three feature length television movies, The Last Producer directed by Burt Reynolds and starring Burt Reynolds, Lauren Holly and Benjamin Bratt, Mambo Cafe starring Thalia and Danny Aiello, Freeway II:
Confessions of a Trick Baby starring Natasha Leone, Vincent Gallo, a pilot for a television series and a co-produced 13-episode series, Would You Believe It for the Discovery Channel.

TV First, a partnership 50% owned by the Company, purchases media time for Christian music infomercials and commenced retail marketing of compact discs and audio and video cassettes in fiscal 1999. Fiscal 1999 sales by the joint venture exceeded $1,300,000. In October 1999 the Company sold its partnership interest to its partner.

The Company's operating revenues were $49,890,000 for the fiscal year ended September 30, 1999, a decrease of 34% from the $76,130,000 recognized for the fiscal year ended September 30, 1998. This decrease reflects reduced television series production, partially offset by increased revenues from US SEARCH.com and increased availabilities of feature films.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization of film costs, dependence on key personnel, production deficits, the risk involved in the Internet, television and theatrical film industries, competition, government regulation, labor relations, limited operating history and continued operating losses of US SEARCH.com, reliance of US SEARCH.com on strategic relationships in Internet market, uncertain acceptance and maintenance of the 1-800-US SEARCH brand, risks associated with offering new services, risks associated with growth and expansion, liability for online content, rapidly changing technology, standards and consumer demands, online commerce security risks, including credit card fraud, system disruptions and capacity constraints for US SEARCH.com, risks associated with domain names, year 2000 compliance, shares available for future sale, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-80521), as filed on June 11, 1999 and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties pertaining to the Company and its business.


U.S. SEARCH.COM, INC.

GENERAL. US SEARCH.com, Inc. ("US SEARCH.com"), a 55.2% owned subsidiary of the Company as of September 30, 1999, is a leading provider of fee-based people search and other customized individual reference services. US SEARCH.com uses a wide variety of public records and other publicly available information on individuals. In June 1999 US SEARCH.com completed an initial pubic offering in which the Company sold a portion of its shareholdings as well.

US SEARCH.com's services are marketed through its US SEARCH.COM and 1800USSEARCH.COM Internet world wide web ("Web") sites and through its direct response 1-800USSEARCH telephone number. US SEARCH.com operates a 24 hour, seven days a week sales and service center, where its employees research, aggregate and cross-check data from a wide variety of sources. Research results are placed in a pre-formatted template and then delivered to US SEARCH.com's customers via e-mail, fax or U.S. mail.

US SEARCH.com's quarterly revenues have grown from $1,804,000 in the quarter ended March 31, 1998 to $6,163,000 in the quarter ended September 30, 1999. Unique visitors to the websites have increased from 4,600,000 in the quarter ended March 31, 1999 to 11,200,000 in the quarter ended September 30, 1999.

US SEARCH Services

US SEARCH.com provides individual, corporate and professional clients with quick, easy and inexpensive access to a broad range of public record information about individuals. A client can request a search from anywhere, at any time through US SEARCH.com's Web site, 1800USSEARCH.com, or by calling its toll free telephone number, 1-800 U.S. SEARCH. The search is performed quickly by electronically accessing multiple, geographically-dispersed public record databases, aggregating the requested information, and then delivering the search results in a user-friendly format, often within seconds or minutes. US SEARCH.com is often able to fulfill a client's search requests based on minimal client input information, such as a first and last name or a date of birth.

US SEARCH.com provides clients with a single, comprehensive access point to a broad range of public record information about individuals. The fees for US SEARCH.com's services range from $10.00 to $500.00 per transaction based on the nature and amount of information gathered and whether or not the search is assisted by a search specialist. In November 1999 US SEARCH.com expanded its service offerings to include pre-employment background screening and other services for corporate and professional clients and government agencies.

Instant Searches. US SEARCH.com offers Internet-based "Instant Searches," which include general individual locator, first name only, national death records, real estate records, civil court records, civil judgments and bankruptcy searches. Instant Searches are performed automatically and results are delivered via the Web site, often in a matter of seconds or minutes. US SEARCH.com applies up to a portion of the cost of the individual locator "Instant Searches" purchased online by the client towards the cost of the more comprehensive search.

Individual Locator. This service is targeted at individual, corporate and professional clients interested in locating missing individuals such as long-lost friends, family, former employees, or business contacts. Corporate and professional organizations may also wish to locate a large number of members in connection with class reunions, corporate gatherings or fundraising efforts.

Individual Public Record Reports. Individual or corporate clients can order a public record search to verify information about a person and determine whether there is any material information about a person's history that has not been disclosed. Using this service, a client will receive information about a person's previous addresses, lawsuits, judgments, UCC filings, property ownership and corporate affiliations.

Anti-Fraud Identification Verification. This service allows clients to search for evidence of anyone using their social security number or assuming their identity for fraudulent purposes. One of the major causes of credit card fraud is the unlawful use of a person's social security number to gain credit. US SEARCH.com's service allows for early detection of this activity, avoiding time consuming and costly resolution.

Nationwide Court Records Search. This service allows clients to search court records across all 50 states to determine if an individual has filed any lawsuits, had lawsuits filed against them, obtained a civil judgment, had a civil judgment filed against them, had property or tax liens against them, had any foreclosures, or had any unlawful detainers filed against them. US SEARCH.com also recently introduced Criminal Records Searches on a county-by county basis in all 50 states.

For the nine months ended September 30, 1999, US SEARCH.com's individual locator and "Instant Searches" services accounted for over 85% of its revenues.

Services Under Development During Fiscal 1999

Additional "Instant Searches." US SEARCH.com intends to begin offering several additional Internet-based "Instant Searches" on its Web site. For example, US SEARCH.com recently began offering "Instant" lawsuit searches, legal judgment searches, real property searches, and intends to introduce instant UCC filings searches and unclaimed property searches. As with its current "Instant Searches," clients would be able to directly access these services online and receive results in a completely automated fashion via its Web site, often in as little as seconds or minutes.

Pre-Employment Background Screening. In November 1999, US SEARCH.com began offering pre-employment background screening services to corporate and professional clients. This service allows corporate and professional clients to conduct automated public record information searches in connection with hiring and other employment decisions. US SEARCH.com expects to design customized templates with appropriate fields on separate Web pages with secure access for its corporate and professional clients.

Using US SEARCH Services

Using US SEARCH.com's services is quick, easy and inexpensive. Clients can access US SEARCH.com's services through its user-friendly Web site, 1800USSEARCH.com, as well as its toll free telephone number, 1-800 U.S. SEARCH. Services are available 24 hours a day, seven days a week.

1800USSEARCH.Com Web Site. Clients can access US SEARCH.com's Web site directly or can click through via its advertising on the people search services of one of the following Internet search engines and popular Web sites: AOL.com, msn.com, Excite.com, InfoSpace.com, Lycos.com, Snap.com, Infoseek.com, WhoWhere.com, Tripod.com and Angelfire.com. From US SEARCH.com's Web site, a client can choose from one of its completely automated "Instant Searches" or from several different types of assisted searches. Once a search is selected, a client will be prompted to fill in specific information, such as the full name, birth date, social security number or last known address of the individual about whom the information is requested.

In the case of Internet-based "Instant Searches," the search request is processed online, and the results are delivered in often as little as a few seconds or minutes. In the case of partially-automated searches, the request is forwarded to one of US SEARCH.com's search specialists for fulfillment. US SEARCH.com's computer system then assembles the results into a pre-formatted template. After review, the completed report is delivered to the client by email, facsimile or mail.

US SEARCH Telephone Services. Through its toll free telephone number, 1-800 U.S. SEARCH, US SEARCH.com provides additional search services for more complex and in- depth search requests. US SEARCH.com's operations and support center has trained search specialists and customer service agents available 24 hours a day, seven days a week. If a client's online search via US SEARCH.com's Web site is unsuccessful or he desires additional information, the client can then call in to request additional, more comprehensive search services which may include using a search specialist to assist in completing the search request.

Public Record Information Database Sources. US SEARCH.com has direct and indirect electronic access to a broad range of public record databases and other information sources such as CSRA/Ameridex, Metromail and DBT Online. US SEARCH.com maintains open accounts with its data providers and pays fixed fees per inquiry.

US SEARCH.com continually evaluates its information database sources both to ensure that it has access to the most timely, cost-effective, accurate and comprehensive data, and to expand the number of automated searches offered to its clients. If US SEARCH.com determines that a particular information database source is inadequate or it otherwise becomes unavailable, US SEARCH.com believes it can switch to an alternative data source with some increase in cost and without significant delay. From time to time US SEARCH.com expects to evaluate potential acquisitions or investments in in-house proprietary information databases to complement its access to third party data providers.

Marketing and Brand Awareness

US SEARCH.com markets its services through a combination of Internet and television advertising featuring its US SEARCH brand. US SEARCH.com intends to strengthen its US SEARCH brand through extensive advertising, emphasis on its 1800USSEARCH.com Web site and promotion of additional public record information and search services under the US SEARCH brand. US SEARCH.com also intends to combine an increasing level of key Internet advertising with strategically placed television advertising to attract a great number of users to its Web site.

Internet Advertising. US SEARCH.com believes that marketing agreements with Internet search engines and popular Web sites have increased its brand recognition and attracted clients. US SEARCH.com generates visitors to its Web site from its various forms of Internet advertising, such as banners, buttons, text links and key words within search engines, and online white pages. US SEARCH.com maintains marketing agreements with leading Internet search engines and popular Web sites, including InfoSpace.com, The Lycos Network, Go Network/Infoseek, Snap.com and Yahoo!. These marketing agreements have placed its advertising on major Web sites such as InfoSpace.com, AOL.com, msn.com, Lycos.com, Snap.com, WhoWhere.com, Tripod.com, Angelfire.com, Go Network/Infoseek.com, Excite.com and Yahoo.com. US SEARCH.com intends to develop relationships with other companies, based on traffic patterns, customer profiles, and related services in order to increase its advertising presence on the Internet.

Television Advertising. US SEARCH.com uses television advertising to promote its services. The principal form of television advertising used includes 10-second promotional fee spots on national television programs that prominently feature its toll free telephone number, 1-800 U.S. SEARCH, and Web site address, 1800USSEARCH.com. US SEARCH.com believes that its television advertising has enabled it to increase the reach of its US SEARCH brand and services.

US SEARCH.com is currently the network closed captioning sponsor for CNBC and regularly appears on other cable networks including MSNBC, CNN, CNN Headline News and Fox News. US SEARCH.com is also a fee spot sponsor of the two highest rated syndicated television programs, Jeopardy and Wheel of Fortune. US SEARCH.com advertises weekly on Leeza, The Ricki Lake Show, Hollywood Squares, Judge Judy, The Dating Game, Newlywed Game and Judge Joe Brown. US SEARCH.com intends to expand its fee spot advertising as opportunities arise. US SEARCH.com intends to reach a wider audience and to attract more clients through the use of longer length commercials (15, 30 and 60 seconds) and longer format commercials which provide marketing flexibility not available with the 10-second fee spots.

Marketing to Corporate and Professional Clients. US SEARCH.com is establishing a corporate sales force and a team of research specialists to promote and increase the marketing of its services to prospective professional and corporate clients and to address the specific needs of each corporate and professional client. US SEARCH.com also has begun to offer corporate accounts with volume discounts to promote and market its services. For example, beginning in November 1999, US SEARCH.com began offering pre-employment background screening services to corporate and professional clients, allowing these clients to conduct automated public record information searches in connection with hiring and other employment decisions. In addition, US SEARCH.com expects to design customized Web pages with specific search criteria tailored to the needs of each corporate and professional client.

US SEARCH.com's executive offices are currently located at 9107 Wilshire Blvd., Suite 700, Beverly Hills, California 90210, and its telephone number is (310) 553-7000. US SEARCH.com had 198 full time employees and 45 part time employees as of December 10, 1999.


MOTION PICTURE INDUSTRY OVERVIEW

The business of the motion picture industry may be broadly divided into two major segments: production, involving the development, financing and making of motion pictures; and distribution, involving the promotion and exploitation of completed motion pictures in a variety of media.

Historically, the largest companies, the so-called "Majors" and "mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant theatrical box office receipts. Over the past 15 years, however, "Independents" or smaller film production and distribution companies, such as the Company, have played an increasing role in the production and distribution of motion pictures to fill the increasing worldwide demand for filmed entertainment product.

The Majors (and mini-Majors) include Universal Pictures (a division of Seagram), Warner Bros. Pictures (a division of Time Warner), Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom) , Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have nationwide or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $75,000,000, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "independent" distributors of motion pictures. These "independent" divisions of Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of News Corporation), and New Line (a division of Time Warner) and its Fine Line distribution label.
Most of these divisions were formerly Independents.

In addition to the Majors, the Independents engaged primarily in the distribution of motion pictures produced by companies other than the Majors include, among others, Trimark Holdings and Artisan Entertainment. The Independents typically do not own production studios or employ as large a development or production staff as the Majors.


MOTION PICTURE PRODUCTION AND FINANCING

The production of a motion picture requires the financing of the direct costs and indirect overhead costs of production. Direct production costs include film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to pay or otherwise provide for their production costs. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities which Majors maintain on a full-time basis. Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

Independents generally avoid incurring substantial overhead costs by hiring creative and other production personnel, but retaining the other elements required for pre-production, principal photography and post-production activities only on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

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

Both Majors and Independents often acquire motion pictures for distribution through an arrangement known as a "negative pickup" under which the Major or Independent agrees to acquire from another production company some or all rights to a film upon its completion. The Independent often finances production of the motion picture pursuant to financing arrangements with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Independent "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the production company is often paid a production fee and is granted a participation in the profits from distribution of the motion picture.

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

Theatrical Distribution and Exhibition. Motion pictures are often exhibited first in theaters open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints, licensing of motion pictures to theatrical exhibitors, and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross." Box office gross represents the total amounts paid by patrons at motion picture theaters for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theaters during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues. Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on the audience response to the film.

Films with theatrical releases (which generally may continue for several months domestically) typically are made available for release in other media as follows:

   Market                                                             Months After Theatrical Release   Approximate Release Period
   ---------------------------------------------------------------------------------------------------------------------------------
     Domestic home video...........................................              4 - 6 months                      6 months
     Domestic pay-per-view.........................................              6 - 9 months                      3 months
     Domestic pay cable............................................             10 - 18 months                  12 - 21 months
     Domestic network or basic cable...............................             30 - 36 months                  18 - 36 months
     Domestic syndication..........................................             30 - 36 months                   3 - 15 years
     International theatrical......................................                   ---                        4 - 6 months
     International home video......................................              6 - 12 months                     6 months
     International television......................................             18 - 24 months               18 months - 10 years

Home Video. The home video distribution business involves the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. The home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or distributors at $20.00 to $50.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

Technological developments, including videoserver and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD and laser discs, could make competing delivery systems economically viable and could significantly impact the home video market generally and, as a consequence, the Company's home video revenues.

Pay-Per-View. Pay-per-view television allows cable and satellite television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay- per-view operator and the cable operator.

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

International Markets. The worldwide demand for motion pictures has expanded significantly as evidenced by the development of new international markets and media. This growth is primarily driven by the overseas privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration. .

COMPANY MOTION PICTURE ACQUISITIONS

In addition to its own production activities, the Company continually seeks to acquire rights to films and other programming from Independent film producers, distribution companies and others in order to increase the number of films it can distribute in the emerging new delivery systems. To be successful, the Company must locate and track the development and production of numerous independent feature films.

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

Acquisition Process. If the Company locates a motion picture project which it believes satisfies its criteria, the Company may pay an advance or a guaranteed minimum payment conditioned upon delivery of a completed film ("minimum guarantee") against a share or participation in the revenue actually received by the Company from the exploitation of a film in each licensed media. The minimum guarantee is generally paid prior to the film's release. Typically, the Company will have the right to recoup the minimum guarantee and certain other amounts from the distribution revenues realized by the Company prior to paying any additional revenue participation to the production company.

Film Library. The Company's distribution rights for acquired films and television programs, which may include worldwide, foreign, or domestic rights, generally range from an initial licensing cycle of seven to 21 years to perpetuity.

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

The following films were released or delivered by the Company or its joint ventures in fiscal 1999:

Picture                                 Initial Media         Delivery/Release Date             Principal Talent
---------------------------------------------------------------------------------------------------------------------------
Ringmaster                                 Theatrical             November 1998              Jerry Springer
One Man's Hero                             Theatrical             June 1999                  Tom Berenger
But I'm A Cheerleader                      Theatrical             June 1999                  Natasha Lyonne, Clea
                                                                                                   DuVall

The following films are currently scheduled for release or delivery by the Company in fiscal 2000:

                                              Expected
Picture                                       Initial Media
--------------------------------------------------------------------------
Picking Up The Pieces                         Theatrical
The St. Francisville Experiment               Theatrical

There is no assurance that any motion picture which has not yet been released will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. The Company has various additional potential feature films under development. There is no assurance that any project under development will be produced.

International Distribution

In September 1994 the Company established foreign distribution operations for its own and third party product. The Company recently hired Rob Aft to handle the Company's international distribution activities as President of International Distribution. Arturo Feliu handles Latin American distribution activities as President of KL/Phoenix. See Note 10 of Notes to Consolidated Financial Statements for information on international revenues.

TELEVISION INDUSTRY OVERVIEW

The United States television market remains the largest in the world, consisting of the principal broadcast networks and their affiliates, independent television stations and cable television networks. Expanding international television broadcast, cable and satellite delivery systems offer further opportunities for the exploitation of television programming.

Domestic Market. The domestic market for television programming primarily is composed of four submarkets: the broadcast television networks (ABC, CBS, NBC and Fox and emerging networks UPN and WBN), pay cable services (such as HBO/Cinemax, Encore/Starz and Showtime/The Movie Channel), basic cable services (such as USA Network, the Arts & Entertainment Network, Lifetime, The Family Channel, The Disney Channel, and Turner Broadcasting Network) and syndicators of first-run programming (such as Universal, King World Productions and Multimedia, Inc.).

The domestic broadcast television market currently is dominated by the four major networks, each of which has approximately 200 affiliated stations. Two of the four major networks are owned by major motion picture companies. The affiliates broadcast network-supplied programming and national commercials in return for payments by the major networks. This relationship results in the networks being able to reach virtually all of the significant domestic television markets. There are also a significant number of independent commercial television stations in the United States. These stations offer an alternative to network distribution through syndication. The network schedule provides affiliates with only a portion of their daily program schedule, and the balance of the time is filled with programs acquired through television syndication companies or produced locally by the station.

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

Television Programming. Each of the four major television networks currently broadcasts approximately 22 hours of prime-time programming and approximately 30 hours of daytime programming each week. The increased channel capacity and large base of cable subscribers that have developed during the 1980s and 1990s have made possible the development of a number of pay cable and basic cable networks which have become important purchasers of both original and rerun television programming, including movies-for-television, mini-series and series. Suppliers of television programming include the production division or affiliated companies of the major networks, major film studios (Majors), station owners and independent producers (Independents) such as the Company.

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

Due to the major networks' ability to produce programming as well as distribute it, the Company has decreased the amount of programming it provides to the major U.S. networks. To position itself for the perceived growth in the overall television market, the Company is actively acquiring various forms of domestic cable, video-on-demand and satellite rights from third party producers for license periods ranging from fifteen years to perpetuity through its KLC/New City joint venture. The customary release cycle includes a period of approximately six months of pay-per-view followed by 18 to 24 months of pay cable (HBO, Showtime or USA Network, for example), followed by 24 to 48 months of basic cable (Romance Channel, Discovery Channel or A&E, for example), and free television thereafter.

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

Program Licensing. Generally, the Company licenses to United States media the right to broadcast a program for a period ending the earlier of the second broadcast of the program or four years from delivery in exchange for a license fee which represents a portion of the program's budgeted production cost. A production order sets forth the principal terms for a license of the Company's product to a network and specifies the license fee to be paid and the conditions to be met for payment. Production orders typically are contingent on the producer's obtaining certain approvals from the network, including the script, principal cast and director, prior to commencement of principal photography. The Company generally retains all other rights to the program and will usually license certain rights to international broadcasters, enabling the Company to recoup all, or a portion, of the production costs. In addition, the Company will typically license additional domestic releases in other media to cover the remainder, if any, of the production costs. The Company usually receives its license fee in installments, with one-third due on or prior to commencement of principal photography, one-third due upon completion of principal photography and one-third due upon delivery of the completed program. International distribution typically involves licensing the rights to exhibit programming in international territories to broadcasters within those territories for a fixed license fee usually payable after the program has been completed. Due to timing differences between the Company's receipt of license fees and its payment of production costs, the Company generally is required to fund at least a portion of its production costs from working capital or secured borrowings, even if the original license fees equal or exceed budgeted production costs.

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

The Company seeks to cover all of its production costs with license fees and other pre-committed revenues, however it may finance some of the production costs on its own and may rely on subsequent licensing in international or other ancillary markets to recoup the remaining production costs. Additional profits from a television program initially shown on a network or cable service are realized from subsequent reruns of the program on local television stations, international delivery systems and cable services after exhibition on a major network or cable service. In any event, any production is subject to the risk of cost overruns, and there is no assurance that the Company will be able to recover any investment it undertakes in a deficit-financed project.

International Co-Productions. The Company has entered into international co-production arrangements in the past. An international co-production is a joint venture or partnership between entities in two or more countries which in certain cases take advantage of alternative sources of financing for its productions, to utilize international tax benefits, to pass foreign quota restrictions and to benefit from lower pre-production costs in certain foreign countries. In a typical co-production arrangement, the Company transfers all or part of its copyright ownership in the project to third parties (the co-production entities), which generally provide a portion of the production financing and other services. Typically, the co-production partners grant distribution rights to the Company. Receipts from its distribution of the project recoup production funding, production fees, talent participations, distribution fees and expenses. Excess receipts, if any, are distributed to the various parties in accordance with their agreed-upon profit participation. The Adventures of Pinocchio is an example of a co-production with German, French and English participation, and Swing was a co-production with English participation.

Producer-for-Hire. In addition to developing and producing its own programs, the Company on occasion is engaged as a producer-for-hire for a creative concept or literary property owned by another person. During the late 1980s, as a producer for hire, the Company produced 860 episodes of Divorce Court, 65 episodes of the Night Games game show, the animated feature film Pound Puppies: The Legend of Big Paw and the Family Dog episode of Steven Spielberg's Amazing Stories. This programming is not included in the Company's library. There are at least two types of producer-for-hire arrangements. Under the first type, the Company receives a set fee and agrees to deliver the completed program for that fee. The Company's profit is the excess of its fee over its production costs. If production costs exceed the package fee, the Company bears the deficit. Under the second type, the Company furnishes personnel as a producer, receives a fixed fee per episode and the production costs of the program are reimbursed directly by the distributor.

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

The following table summarizes the Company's television programming for fiscal 1999, the type of program and the network or other medium where such programming initially exhibited or will exhibit:

    Title                                    Type of program                   First
                                                                            Exhibition
--------------------------------------------------------------------------------------
  Killer App                                 Pilot of a one hour Series         Fox
  Criminal Minds                             Pilot of a one hour Series         CBS
  Mambo Cafe                                 Television movie                   Cable
  Freeway II: Confessions of a Trickbaby     Television movie                   Cable
  The Last Producer                          Television movie                   Cable


There is no assurance that any television program which has not yet aired will be aired, that a change in the scheduled airing date of such programming will not occur or, if such television program is aired, that it will be successful.

TELEVISION PROJECTS IN DEVELOPMENT

To develop successful television projects, the Company requires adequate access to program concepts, ideas and scripts. Such access is dependent upon numerous factors, including the reputation and credibility of the Company in the creative community, the relationships the Company has in the entertainment industry and the Company's financial and other resources. The Company occasionally enters into agreements with producers and writers to develop or acquire new programming. While the Company may finance the early development of such projects, the Company typically does not proceed with the preparation of a script or the production of a pilot, which involves a more significant financial commitment, unless a network or other buyer has agreed to fund all or a substantial portion of the costs associated therewith.

The following table sets forth potential television programming in various stages of development and the potential network or other medium to which each may be delivered, if known:

    Working Title                        Type of Program
------------------------------------------------------------------------

  They Nest                              Cable Premiere
  Vlad the Impaler                       Cable Premiere
  Aliens Ate My Homework                 Movie-of-the-week (Showtime)
  The Life She Left Behind               Movie-of-the-week (CBS)
  Coast Guard                            One Hour Drama (ABC)
  Murder of Tut                          Movie-of-the-Week (Fox)
  Death Cloud                            Movie-of-the-week (TBS)

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

TELEVISION DISTRIBUTION ACTIVITIES

United States Distribution. The Company's original and acquired programming generally is initially licensed to a network or cable broadcaster for a period expiring on the earlier of two broadcasts or a period of up to four years from delivery. Following the expiration of the license, the rights typically revert to the Company's library and become available for additional licensing. Further revenues are generally obtained from subsequent licensing in the domestic market in other media, including syndication, cable and home video.

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


LIBRARY

Since its inception in 1983, the Company has produced or acquired more than 1,000 hours of television programming. The Company's current library includes a variety of feature films, movies-for-television, television series, game shows and talk shows produced or acquired by the Company since its inception. The following table sets forth, as of December 15, 1999, certain completed feature films and television programming in which the Company has ownership rights, distribution rights or the right to share in future profit participation:

                               Title                                           First Exhibition
---------------------------------------------------------------------------------------------------------
ABOUT SARAH                                                                        TELEVISION
ADVENTURE EXPRESS                                                                  HOME VIDEO
ALIEN ABDUCTION: INTIMATE SECRETS                                                  HOME VIDEO
ALIEN ARSENAL                                                                      HOME VIDEO
ALIENS IN THE WILD WILD WEST                                                       HOME VIDEO
ANDRE                                                                              THEATRICAL
ANDROMINA: THE FANTASY PLANET                                                      HOME VIDEO
ANGEL EYES                                                                         HOME VIDEO
ANGEL IN TRAINING                                                                  HOME VIDEO
ANGEL OF PASSION                                                                   HOME VIDEO
ANGRY DOGS                                                                         TELEVISION
ANIMALYMPICS                                                                       THEATRICAL
BABYSITTERS                                                                        HOME VIDEO
BACKLASH: OBLIVION 2                                                               HOME VIDEO
BARE EXPOSURE                                                                      HOME VIDEO
BASIL                                                                              THEATRICAL

BEACH BABES FROM BEYOND                                                            HOME VIDEO
BEOWULF                                                                            THEATRICAL
BIKINI DRIVE-IN                                                                    HOME VIDEO
BIKINI HOE DOWN                                                                    HOME VIDEO
BIKINI SUMMER 3: SOUTH BEACH HEAT                                                  HOME VIDEO
BIKINI TRAFFIC SCHOOL                                                              HOME VIDEO
BILLY LONE BEAR                                                                    TELEVISION
BIMBO MOVIE BASH                                                                   HOME VIDEO
BLACK AND WHITE                                                                    PAY CABLE
BLONDE HEAVEN                                                                      HOME VIDEO
BLOOD DOLLS                                                                        HOME VIDEO
BLUE ICE                                                                           PAY CABLE
BODY STROKES                                                                       HOME VIDEO
BONE DADDY                                                                         PAY CABLE
BRAVE LITTLE TOASTER                                                               HOME VIDEO
BRAVE LITTLE TOASTER GOES TO MARS                                                  HOME VIDEO
BRAVE LITTLE TOASTER  TO THE RESCUE                                                HOME VIDEO
BUT I'M A CHEERLEADER                                                              THEATRICAL
CAB TO CANADA                                                                      TELEVISION
CAFE SOCIETY                                                                       PAY CABLE
CAGED HEARTS                                                                       HOME VIDEO
CALL GIRL                                                                          HOME VIDEO
CARNAL FATE                                                                        HOME VIDEO
CAVE GIRL ISLAND                                                                   HOME VIDEO
CELL BLOCK SISTERS                                                                 HOME VIDEO
CENTERFOLD                                                                         HOME VIDEO
CHRISTMAS WISH                                                                     TELEVISION
CLOCKMAKER, THE                                                                    HOME VIDEO
CLOSER, THE                                                                        THEATRICAL
COMING UNGLUED                                                                     TELEVISION
CONFESSIONS OF A LAPDANCER                                                         HOME VIDEO
CREEPS, THE                                                                        HOME VIDEO
CRISS CROSS                                                                        HOME VIDEO
CURSE OF THE PUPPETMASTER                                                          HOME VIDEO
DEAD HATE THE LIVING                                                               HOME VIDEO
DENIAL                                                                             PAY CABLE
DESIRES OF INNOCENCE                                                               HOME VIDEO
DIARY OF LUST                                                                      HOME VIDEO
DIFFERENT STROKES                                                                  HOME VIDEO
DISH DOGS                                                                          TELEVISION
DONOR, THE                                                                         HOME VIDEO
DOUBLE EXPOSURE                                                                    HOME VIDEO
DOUBLE TAP                                                                         PAY CABLE
DRAGONBALL Z                                                                       THEATRICAL
DRAGON WORLD: THE LEGEND CONTINUES                                                 HOME VIDEO
DREAM MASTER: THE EROTIC INVADER                                                   HOME VIDEO
DREAM WITH THE FISHES                                                              THEATRICAL
DUNGEON OF DESIRE                                                                  HOME VIDEO
EGGS FROM 70 MILLION BC                                                            HOME VIDEO
ELECTRA                                                                            HOME VIDEO

ELKE'S EROTIC NIGHTS                                                               HOME VIDEO
EROTIC BOUNDARIES                                                                  HOME VIDEO
EROTIC HOUSE OF WAX                                                                HOME VIDEO
ESCORT, THE                                                                        HOME VIDEO
ESCORT 2, THE                                                                      HOME VIDEO
ESCORT 3, THE                                                                      HOME VIDEO
EXCALIBUR KID, THE                                                                 HOME VIDEO
EXOTIC TIME MACHINE                                                                HOME VIDEO
FATAL COMBAT                                                                       HOME VIDEO
FEMALIEN                                                                           HOME VIDEO
FEMALIEN 2                                                                         HOME VIDEO
FLESH SUITCASE                                                                     PAY CABLE
FORBIDDEN GAMES                                                                    HOME VIDEO
FORBIDDEN GAMES II                                                                 HOME VIDEO
FORBIDDEN PASSIONS                                                                 HOME VIDEO
FOREVER LOVE                                                                       TELEVISION
FREEWAY                                                                            PAY CABLE
FREEWAY II: CONFESSIONS OF A TRICKBABY                                             HOME VIDEO
FUGITIVE RAGE                                                                      HOME VIDEO
GALAXY GIRLS                                                                       HOME VIDEO
GIRL                                                                               PAY CABLE
GIRLS OF SURRENDER CINEMA                                                          HOME VIDEO
GRAVE, THE                                                                         PAY CABLE
HARBINGER                                                                          TELEVISION
HARD BOUNTY                                                                        HOME VIDEO
HEAD OF THE FAMILY                                                                 HOME VIDEO
HEATWAVE                                                                           HOME VIDEO
HIDDEN BEAUTIES                                                                    HOME VIDEO
HIDEOUS                                                                            HOME VIDEO
HOLLYWOOD MADAM (aka LADY IN WAITING)                                              PAY CABLE
HOTEL EXOTICA                                                                      HOME VIDEO
HOTTEST BID, THE                                                                   HOME VIDEO
HUMAN PETS                                                                         HOME VIDEO
HUSBAND, WIFE,  AND LOVER                                                          PAY CABLE
IF I DIE BEFORE I WAKE                                                             PAY CABLE
ILLICIT DREAMS                                                                     HOME VIDEO
ILLICIT DREAMS II                                                                  HOME VIDEO
ILLUSIONS OF SIN                                                                   HOME VIDEO
IMPROPER CONDUCT                                                                   HOME VIDEO
INCREDIBLE GENIE, THE                                                              HOME VIDEO
INDECENT BEHAVIOR 3                                                                HOME VIDEO
INDECENT BEHAVIOR 4                                                                HOME VIDEO
INNER ACTION                                                                       HOME VIDEO
INNOCENCE BETRAYED                                                                 HOME VIDEO
INSATIABLE WIVES                                                                   HOME VIDEO
INVISIBLE                                                                          HOME VIDEO
IRRESISTIBLE IMPULSE                                                               HOME VIDEO
JACK-O                                                                             HOME VIDEO
JOHNNY MYSTO: BOY WIZARD                                                           HOME VIDEO
JOURNEY TO THE MAGIC CAVERN                                                        HOME VIDEO

JUNGLE BOOK, THE: SEARCH FOR THE LOST TREASURE                                     HOME VIDEO
KILLER EYE, THE                                                                    HOME VIDEO
KISS AND TELL                                                                      TELEVISION
KISSING A DREAM                                                                    HOME VIDEO
KRAA! THE SEA MONSTER                                                              HOME VIDEO
LA CUCARACHA                                                                       TELEVISION
LADY IN BLUE                                                                       HOME VIDEO
LAP DANCER                                                                         HOME VIDEO
LAST BATTLE FOR THE UNIVERSE                                                       HOME VIDEO
LAST PRODUCER, THE                                                                 CABLE
LAST TIME I COMMITTED SUICIDE, THE                                                 THEATRICAL
L.I.P. SERVICE                                                                     HOME VIDEO
LITTLE GHOST                                                                       HOME VIDEO
LITTLE MISS MAGIC                                                                  HOME VIDEO
LONG WEEKEND                                                                       TELEVISION
LOVE ME TWICE                                                                      HOME VIDEO
LOVE ME TWICE 2                                                                    HOME VIDEO
LOVER'S LEAP                                                                       HOME VIDEO
LURED INNOCENCE                                                                    TELEVISION
LURID TALES OF THE CASTLE QUEEN                                                    HOME VIDEO
LURKING FEAR                                                                       HOME VIDEO
MAMBO CAFE                                                                         THEATRICAL
MANDROID                                                                           HOME VIDEO
MASSEUSE                                                                           HOME VIDEO
MASSEUSE 3                                                                         HOME VIDEO
MAXIMUM REVENGE                                                                    HOME VIDEO
MIAMI MODELS                                                                       HOME VIDEO
MICROSCOPIC BOY, THE                                                               HOME VIDEO
MIDAS TOUCH, THE                                                                   HOME VIDEO
MIDNIGHT CONFESSIONS                                                               HOME VIDEO
MIDNIGHT TEASE II                                                                  HOME VIDEO
MIDNIGHT TEMPTATIONS                                                               HOME VIDEO
MIDNIGHT TEMPTATIONS II                                                            HOME VIDEO
MILO                                                                               TELEVISION
MINDRIPPER, THE                                                                    PAY CABLE
MISTRESS CLUB                                                                      HOME VIDEO
MISTRESS OF SEDUCTION                                                              HOME VIDEO
MURDERCYCLE                                                                        HOME VIDEO
MY SANTA, MY DAD                                                                   HOME VIDEO
MYSTERIOUS MUSEUM                                                                  HOME VIDEO
MYSTERY MONSTERS                                                                   HOME VIDEO
NAKED SOULS                                                                        HOME VIDEO
NEMESIS-CRY OF ANGELS                                                              HOME VIDEO
NIGHTMARE STREET                                                                   TELEVISION
NOOSE                                                                              THEATRICAL
O LITA 2000                                                                        HOME VIDEO
OBLIVION                                                                           HOME VIDEO
ONE HELL OF A GUY                                                                  TELEVISION
ONE MAN'S HERO                                                                     THEATRICAL
PASSION'S DESIRE                                                                   HOME VIDEO

PASSION OBSESSION                                                                  HOME VIDEO
PERFECT GETAWAY                                                                    TELEVISION
PETTICOAT PLANET                                                                   HOME VIDEO
PHANTOM LOVE                                                                       HOME VIDEO
PHANTOM TOWN                                                                       HOME VIDEO
PHOENIX                                                                            THEATRICAL
PICKING UP THE PIECES                                                              THEATRICAL
PINOCCHIO, THE ADVENTURES OF                                                       THEATRICAL
PLANET OF THE DINO-KNIGHTS                                                         HOME VIDEO
PLANET PATROL                                                                      HOME VIDEO
PLEASURE IN PARADISE                                                               HOME VIDEO
PLEASURECRAFT                                                                      HOME VIDEO
POSSUMS                                                                            HOME VIDEO
POWDER BURN                                                                        HOME VIDEO
PRELUDE TO LOVE                                                                    HOME VIDEO
PRIVATE LESSONS II                                                                 HOME VIDEO
PRIVATE OBSESSION                                                                  HOME VIDEO
PROFESSIONAL AFFAIR                                                                HOME VIDEO
RAPID ASSAULT                                                                      HOME VIDEO
REBECCA'S SECRET                                                                   HOME VIDEO
RED RIBBON BLUES                                                                   PAY CABLE
RETRO-PUPPETMASTER                                                                 HOME VIDEO
RINGMASTER                                                                         THEATRICAL
SAVIOR                                                                             THEATRICAL
SCORING                                                                            HOME VIDEO
SECRET KINGDOM, THE                                                                HOME VIDEO
SEDUCTION OF INNOCENCE                                                             HOME VIDEO
SENSATIONS                                                                         HOME VIDEO
SENSUOUS SUMMER, A                                                                 HOME VIDEO
SERPENT'S LAIR                                                                     PAY CABLE
SEXUAL IMPULSE                                                                     HOME VIDEO
SEXUAL ROULETTE                                                                    HOME VIDEO
SHADOWDANCER                                                                       HOME VIDEO
SHANDRA: THE JUNGLE GIRL                                                           HOME VIDEO
SHAPESHIFTER                                                                       HOME VIDEO
SHOOTER, THE                                                                       PAY CABLE
SHRIEK                                                                             HOME VIDEO
SHRUNKEN CITY, THE                                                                 HOME VIDEO
SHRUNKEN HEADS                                                                     HOME VIDEO
SINFUL INTRIGUE                                                                    HOME VIDEO
SKYJACKED                                                                          TELEVISION
SMOOTH TALKER                                                                      TELEVISION
SPIRIT OF THE NIGHT                                                                HOME VIDEO
ST. FRANCISVILLE EXPERIMENT, THE                                                   THEATRICAL
STOLEN HEARTS                                                                      HOME VIDEO
STORM SWEPT                                                                        HOME VIDEO
STORMY NIGHTS                                                                      HOME VIDEO
STREET LAW                                                                         HOME VIDEO
STRIPSHOW                                                                          HOME VIDEO
SUBSPECIES: THE AWAKENING                                                          HOME VIDEO

SUSAN'S PLAN                                                                       PAY CABLE
SWING                                                                              THEATRICAL
TALISMAN                                                                           HOME VIDEO
TARGET OF SEDUCTION                                                                HOME VIDEO
TAXMAN                                                                             THEATRICAL
TEEN KNIGHT                                                                        HOME VIDEO
TEEN SORCERY                                                                       HOME VIDEO
TEEN TASK FORCE                                                                    HOME VIDEO
TEENAGE SPACE VAMPIRES                                                             HOME VIDEO
TEST TUBE TEENS FROM THE YEAR 2000                                                 HOME VIDEO
THE BRAVE                                                                          TELEVISION
THE KIDNAPPING                                                                     TELEVISION
THE LAST LIE                                                                       TELEVISION
THE POET                                                                           TELEVISION
THE STAIRCASE                                                                      TELEVISION
TIMEGATE: TALES OF THE SADDLE TRAMPS                                               HOME VIDEO
TOTALLY EXPOSED                                                                    HOME VIDEO
TRAINSPOTTING                                                                      THEATRICAL
TRAPPED ON TOY WORLD                                                               HOME VIDEO
TROPICAL TEASE                                                                     HOME VIDEO
ULTIMATE TABOO                                                                     HOME VIDEO
UNDER LOCK AND KEY                                                                 HOME VIDEO
UNDER THE GUN                                                                      HOME VIDEO
UNINHIBITED                                                                        HOME VIDEO
UNWED FATHER                                                                       TELEVISION
VAMPIRE JOURNALS                                                                   HOME VIDEO
VERONICA 2030                                                                      HOME VIDEO
VERY BAD THINGS                                                                    THEATRICAL
VICE GIRLS                                                                         HOME VIDEO
VIRGINS OF SHERWOOD FOREST                                                         HOME VIDEO
VIRTUAL DESIRE                                                                     HOME VIDEO
VIRTUAL ENCOUNTERS                                                                 HOME VIDEO
VIRTUAL ENCOUNTERS II                                                              HOME VIDEO
VOYEUR, THE                                                                        HOME VIDEO
WAGER OF LOVE                                                                      HOME VIDEO
WAITING FOR SUNSET                                                                 PAY CABLE
WAITING FOR THE MAN                                                                PAY CABLE
WHOLE WIDE WORLD                                                                   THEATRICAL
WITCHOUSE                                                                          HOME VIDEO
X-RAY KID, THE                                                                     HOME VIDEO
YOUNGER & YOUNGER                                                                  THEATRICAL
ZARKORR! THE INVADER                                                               HOME VIDEO
ZORRITA: PASSION'S AVENGER                                                         HOME VIDEO

Television Movies and Mini-Series

   Title                                                        First Exhibition
--------------------------------------------------------------------------------
A Husband, A Wife and A Lover                                     CBS
Aladdin                                                           International
Candles in the Dark                                               Family Channel
Carolina Skeletons                                                NBC
Child in the Night                                                CBS
City Boy                                                          CBS

Confessions: Two Faces of Evil                                    NBC
Dangerous Intentions                                              CBS
Echo                                                              ABC
Every Woman's Dream                                               CBS
Family Pictures (4 hours)                                         ABC
Father and Son: Dangerous Relations                               NBC
Fire in the Dark                                                  CBS
Getting Gotti: The Diane Giacalone Story                          CBS
Glory Years (6 hours)                                             HBO
Good Cops, Bad Cops                                               NBC
Innocent Victims (4 hours)                                        NBC
Jack Reed: A Search For Justice                                   NBC
Jack Reed: A Killer Amongst Us                                    NBC
Jack Reed: Death and Vengeance                                    NBC
JFK: Reckless Youth (4 hours)                                     ABC
Kiss Shot                                                         CBS
Lady Killer                                                       CBS
Liberace: Behind the Music                                        CBS
Murder C.O.D                                                      NBC
Overruled                                                         NBC
Princess in Love                                                  CBS
Sins of the Mother                                                CBS
Sweet Bird of Youth                                               NBC
Then There Were Giants (4 hours)                                  NBC
To Save the Children                                              CBS
Unlikely Angel                                                    CBS
Your Mother Wears Combat Boots                                    NBC


Television Series/Game Shows

                                                               Episodes
    Title                                                      Produced           First Exhibition
-----------------------------------------------------------------------------------------------------
  1st and Ten                                                     80              HBO
  Could It Be a Miracle                                           24              Syndication
  Cracker                                                         16              ABC
  Erotic Confessions                                              39              HBO
  Gun                                                              6              ABC
  Harts of the West                                               15              CBS
  Heroes: Made in the USA                                         38              Syndication
  Mapletown                                                       39              Syndication
  Mike Hammer                                                     26              Syndication
  Mowgli:  The New Adventures of The Jungle Book                  26              Fox Kids Worldwide
  Pigasso's Place                                                 13              Syndication
  Profiles-Unauthorized Biographies                                4              A&E
  Relatively Speaking                                             90              Syndication
  Sweating Bullets                                                66              CBS
  Teen Wolf                                                       21              CBS
  The Barbara De Angelis Show                                     70              CBS
  Trial Watch                                                     118             NBC
  Would You Believe It?                                           13              Discovery Channel

A significant portion of the Company's library is under license in many of the major domestic and international markets. Following the expiration of the licenses, rights generally revert to the Company for relicensing.

JOINT VENTURES AND ANCILLARY ACTIVITIES

The Company has expanded into areas which exploit the characters and story ideas in its feature films and television programs through joint ventures and partnerships. The Company markets the music used in its productions through an arrangement with Cherry Lane Music, Inc., a music publisher. Using its expertise as a television producer, the Company produced two infomercials for its 50% owned partnership TVFirst. TVFirst markets recorded Christian music sung by contemporary Christian artists. From October 1995 through September 1999 music revenues have exceeded $12,900,000.

The Company sold its interest in TVFirst in October 1999.

The Company currently holds 50% ownership interests in BLT Ventures, which produced the two sequels to the animated feature Brave Little Toaster, Cracker Company LLC, which produced the network television series Cracker, Swing Ventures, which produced the feature Swing, Trick Productions which produced the feature Freeway II: Confessions of A Trickbaby, and a 25% interest in Grendel Productions LLC, which produced the feature Beowulf.

The Company currently holds a 55.2% ownership interest in US SEARCH.com, an 82.5% ownership interest in KLC/New City, and an 80% ownership interest in Gran Canal Latino, each as previously described.

COMPETITION

In the film and television program business, the Company competes against many vertically integrated production and distribution businesses that have substantially greater resources than the Company, and smaller independent companies of a similar size to the Company. See "Motion Picture Industry Overview" above and "Government Regulations" below. Due to the artistic quality of the product produced, consumer acceptance of individual productions rather than distributor brand name tend to generate revenues.

The individual reference service industry is highly competitive and highly fragmented. Currently, US SEARCH.com's primary competitors in the area of individual locator searches include major telephone companies and other third parties who publish free printed or electronic directories, private investigation firms and a variety of other companies. Their primary competitors for individual profile report search services include these companies, as well as LEXIS-NEXIS, a division of Reed Elsevier Inc., The Dun & Bradstreet Corporation, Reuters Limited, Avert, Inc., Choice Point, KnowX.com, a division of DBT Online, inc., the primary data supplier to US SEARCH.com, The Kroll-O'Gara Company, Pinkerton and the Proudfoot Reports Division of ASI Solutions, Inc. Many of these companies have greater financial and marketing resources than US SEARCH.com does and may have significant competitive advantages through other lines of business and existing business relationships. US SEARCH.com also competes with online services and other Web site operators, as well as traditional media such as television, radio and print for a share of advertisers' total advertising space or programs. US SEARCH.com does not presently consider major Internet search directories or Web sites as competitors. In fact, US SEARCH.com views them as lead generators through their search directories and other services, and presently benefits from strategic advertising arrangements with several of the major Internet portals and Web sites. However, there is no guarantee that these Web sites, many of which have financial and other resources greater than those of US SEARCH.com will not acquire businesses that compete with or introduce new products and services in direct competition with US SEARCH.com. More generally, competitors or potential competitors of US SEARCH.com may develop services that are superior, are less expensive or achieve greater market acceptance.


BUSINESS CONCENTRATION AND DEPENDENCE

The Company conducts its film and television business world-wide, with no concentrations in one or a few geographic areas, or to one or a few individual customers the loss of whom would materially adversely affect Company results.


GOVERNMENT REGULATIONS

The United States Federal Communications Commission ("FCC") repealed its financial interest and syndication rules in September 1995. Those FCC rules, which had been adopted in 1970 to limit television network control over television programming and thereby foster the development of diverse programming sources, restricted the ability of U.S. television networks ABC, CBS and NBC to own and syndicate television programming. As a result of the repeal of the FCC's financial interest and syndication rules, there has been an increase in internal television network production of programming for their own use. This has placed additional competitive pressures on program suppliers, such as the Company.

Under the Telecommunications Act of 1996 (the "1996 Act"), manufacturers of television set equipment are required to equip all new television receivers with a so-called "V-Chip" which allows for parental blocking of violent, sexually-explicit or indecent programming based on a rating for any given program that is broadcast along with the program. The FCC was directed by the 1996 Act to develop a ratings system based upon the recommendations of an advisory committee selected by the FCC unless the television industry established its own voluntary ratings system by February 1997. The majority of the television networks did establish and have implemented such a system. Other provisions of the 1996 Act revise the broadcast multiple ownership rules, allow local exchange telephone companies to offer multichannel video programming service, subject to certain regulatory requirements, and allow for cable companies to offer local exchange telephone service, subject to certain regulatory requirements.

The full impact on the Company of the changes brought about by the 1996 Act, including the new content ratings guidelines and accompanying changes in FCC rules cannot be predicted at the present time. However, it is possible that recent alliances of certain program producers and television station group owners may place additional competitive pressures on program suppliers, such as the Company, to the extent they are unaligned with the major networks or any television station group owners. These alliances have been further encouraged by recent FCC rule revisions which permit greater consolidation of ownership of television stations on the national level by allowing a single television station licensee to own television stations reaching up to 35% of the nation's television households and which permit a single owner to own two television stations in a single market.

The FCC has also adopted rules that require certain programs to be broadcast with closed captioning for the hearing impaired and the Company may have to make additional closed-captioning expenditures to ensure the value of its library for television licensing. Further, the FCC is considering a proposal to require that programs be accompanied by a video description of settings and actions not otherwise in the dialogue for the visually impaired which may result in the Company being required to further enhance its library for future television licensing.

Recently enacted legislation requires direct broadcast satellite operators to carry certain local broadcast channels. Such legislation may limit the number of pay-per-view and other niche channels available for the Company's programming.

The FCC is considering whether to compel cable systems to carry all the digital signals that a local station broadcasts. Since local stations will be able to broadcast multiple signals, this may result in decreased availability of open cable channels for pay-per-view and other niche channels. If this occurs, the Company may face increased competition for a limited supply of pay-per-view and other niche channels for distribution.

In international markets, the Company's programming is occasionally subject to domestic content and quota requirements, and/or other limitations, which prohibit or limit the amount of programming produced outside of the local market. Although the Company believes these requirements have not affected the Company's licensing of its programs in international markets to date, such restrictions, or new or different restrictions, could have an adverse impact on the Company's operations.

In connection with certain services provided or intended to be provided by US SEARCH.com, particularly individual background checks used for certain purposes, US SEARCH.com may be considered a "consumer reporting agency" as such term is used in the Fair Credit Reporting Act, as amended ("FCRA"), and, therefore, may be required to comply with the various consumer credit disclosure requirements of the FCRA. While US SEARCH.com intends to comply with the FCRA as a "consumer reporting agency" in connection with providing individual background checks for employment purposes, the procedures which are implemented by the Company may be deemed to be insufficient. In addition, US SEARCH.com's limited procedures to date to avoid being regulated as a consumer reporting agency by attempting to restrict its individual background check service to permissible purposes (which do not permit use for employment purposes), may not be sufficient. Willful or negligent noncompliance with the FCRA, including with respect to US SEARCH.com's prior operations, could result in civil liability to the subjects of reports. Also, the Americans with Disabilities Act of 1990 ("ADA") contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. The use by US SEARCH.com's customers of certain information sold to them is also regulated, both in respect to the type of information and the timing of its use by the ADA. Similarly, there are a number of states which have laws similar to the FCRA, and some states which have laws more restrictive than the ADA. Further, many state laws limit the type of information which can be made available to the public. In addition, certain state laws may require US SEARCH.com to be licensed in order to conduct its background check business within those states. Customers in such states can access US SEARCH.com's Web site, which may subject US SEARCH.com to the laws of such states. There is no assurance that US SEARCH.com will not be subject to the laws of states in which US SEARCH.com has no contacts other than through residents of such state ordering services through US SEARCH.com's Web site and US SEARCH.com mailing, faxing or e-mailing reports to the resident within such state. In the event US SEARCH.com is determined to have violated any of the federal or state laws referred to herein, US SEARCH.com could be subject to substantial civil and/or criminal liability which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

EMPLOYEES

The Company and its subsidiaries had approximately 265 full-time and 45 part-time employees as of December 10, 1999. The Company's executive offices are located at 11601 Wilshire Boulevard, Suite 2100, Los Angeles, California 90025, and its telephone number is (310) 481-2000.

The Company has employment contracts with certain key executives due to its reliance upon them for critical functions. The Company relies upon the personal contacts of its senior officers which have been generated through their prior business and personal dealings with Majors, other Independents, legal and accounting firms, business management firms, talent agencies, production lenders and personal managers who are actively involved in the production community. No employees of the Company are represented by unions, although staff temporarily employed for specific film and television program productions are often so represented. Management believes that employee relations are wholly satisfactory.

2. PROPERTIES

The Company leases approximately 23,000 square feet of office space on the 20th and 21st floors at 11601 Wilshire Boulevard, Los Angeles, California under a lease agreement recently extended through June 2005. The minimum annual rent under the lease currently is $528,000 but will increase in fiscal 2000 and beyond. The Company's subsidiary, US SEARCH.com, leases approximately 8,000 square feet of office space in Beverly Hills, California under a lease agreement through February 2001. The minimum annual rent under the lease is $188,000. US SEARCH.com recently entered into a five year lease for approximately 52,500 square feet of office space in Marina Del Rey, California commencing in December 1999. The minimum annual rent under that lease will be $1,006,000.

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


4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "KLOC." Additionally, the stock is listed on the Pacific Stock Exchange under the symbol "KLO." The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the NNM, for the periods indicated:

                                       COMMON STOCK                                            HIGH         LOW
                                       ------------                                         ----------------------
FISCAL 1998
First Quarter (ended December 31, 1997)..................................................      $5.25         $2.44
Second Quarter (ended March 31, 1998)....................................................      $3.19         $1.75
Third Quarter (ended June 30, 1998)......................................................      $3.78         $1.75
Fourth Quarter (ended September 30, 1998)................................................      $5.13         $2.44
FISCAL 1999
First Quarter (ended December 31, 1998)                                                        $8.38         $1.63
Second Quarter (ended March 31, 1999)                                                         $16.00         $7.00
Third Quarter (ended June 30, 1999)                                                           $21.63         $4.88
Fourth Quarter (ended September 30, 1999)                                                      $8.75         $3.03
FISCAL 2000
First Quarter (through December 14, 1999)................................................      $5.63         $3.56

On December 14, 1999, the last sale price for the Common Stock as reported on the NNM was $3.97. On November 30,

1999, there were approximately 596 record holders

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS

None.

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

6. SELECTED FINANCIAL DATA

The following table summarizes selected consolidated financial data for the Company and should be read in conjunction with the detailed consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data for the fiscal years are derived from the consolidated financial statements audited by PricewaterhouseCoopers LLP, independent public accountants, whose report with respect to the consolidated balance sheets of the Company as of September 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended September 30, 1999 and 1998, and by KPMG LLP, independent public accountants, whose report with respect to the consolidated statements of operations, cash flows and stockholders' equity of the Company for the year ended September 30, 1997 each appears elsewhere in this Annual Report. On October 20, 1998, the Company changed its independent public accountants.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                                     Year Ended September 30,
                                                           -------------------------------------------------------------------------
                                                                              (in thousands, except per share data)

                                                                1999 (1)       1998 (1)         1997            1996           1995
                                                              --------       --------       --------       --------       --------
Operating revenues .....................................      $ 49,890       $ 76,130       $ 54,746       $ 80,157       $ 20,407
Costs relating to operating revenues ...................       (39,666)       (61,627)       (52,084)       (70,648)       (17,404)
Selling, general and administrative expenses ...........       (31,186)       (12,028)        (4,023)        (3,096)        (3,388)
Provision for doubtful accounts ........................        (2,959)        (2,118)        (1,310)          (499)          (450)
                                                              --------       --------       --------       --------       --------
Earnings (loss) from operations ........................       (23,921)           357         (2,671)         5,914           (835)
Equity in earnings (losses) of unconsolidated entities
                                                                  (520)          (330)         2,189           --             --
Gain on sale of interest in subsidiary .................        13,148           --             --             --             --
Gain on issuance of stock by subsidiary ................        21,018           --             --             --             --
Interest and dividend income ...........................           687             79            163            198            300
Interest expense .......................................        (7,782)        (6,261)        (4,027)        (4,027)        (3,409)
Interest expense related to bridge note financing ......          --             --             --             (943)          --
                                                              --------       --------       --------       --------       --------
Earnings (loss) before minority interest, income
  taxes and extraordinary item .........................         2,630         (6,155)        (4,346)         1,142         (3,944)
Minority interest in subsidiary net losses .............         2,567           --             --             --             --
                                                              --------       --------       --------       --------       --------
Earnings (loss) before income taxes and extraordinary
  item .................................................         5,197         (6,155)        (4,346)         1,142         (3,944)
Income taxes ...........................................          (726)          (181)           (23)           (47)           (31)
                                                              --------       --------       --------       --------       --------
Earnings (loss) before extraordinary item ..............         4,471         (6,336)        (4,369)         1,095         (3,975)
Extraordinary item: costs associated with repayment
  of credit facility ...................................          --             --             --             (365)          --
                                                              --------       --------       --------       --------       --------
Net earnings (loss) ....................................      $  4,471       ($ 6,336)      $ (4,369)      $    730       $ (3,975)
                                                              ========       ========       ========       ========       ========
Basic earnings (loss) per share (2):
      Before extraordinary item ........................      $    .38       $   (.69)      $   (.49)      $    .16       $   (.75)
       Extraordinary item ..............................          --             --             --             (.05)          --
                                                                             --------       --------       --------       --------
       Net earnings (loss) .............................      $    .38       $   (.69)      $   (.49)      $    .11       $   (.75)
                                                              ========       ========       ========       ========       ========
 Diluted earnings (loss) per share (2):
      Before extraordinary item ........................      $    .36       $   (.69)      $   (.49)      $    .16       $   (.75)
      Extraordinary item
      Net
                                                                  --             --             --             (.05)          --
                                                              --------       --------       --------       --------       --------
                                                              $    .36       $   (.69)      $   (.49)      $    .11       $   (.75)
                                                              ========       ========       ========       ========       ========
          Weighted average common shares outstanding (2)        11,755          9,181          8,959          6,668          5,286
                                                              ========       ========       ========       ========       ========

CONDENSED CONSOLIDATED BALANCE SHEET DATA:

                                                                          September 30,
                                                ----------------------------------------------------------------
                                                                         (In thousands)

                                                1999 (1)      1998 (1)        1997          1996          1995
                                                --------      --------      --------      --------      --------
Cash and cash equivalents  (3) ...........      $ 36,434      $  3,309      $ 16,791      $ 11,636      $  4,301

Accounts receivable, net .................        30,030        40,418        27,696        22,885         7,864
Film and television program costs, net ...        91,499        73,773        68,507        58,463        73,716
Investments in unconsolidated subsidiaries        12,045        10,798         5,326         1,495          --
Total assets .............................       185,115       137,105       124,368       100,152        88,952
Notes payable and other indebtedness .....        85,194        84,677        74,278        53,520        46,143
Total liabilities ........................       112,790       111,639        93,232        65,902        69,745
Stockholders' equity .....................        60,745        25,466        31,136        34,250        19,207
                                                ========      ========      ========      ========      ========

-----------

(1) In November 1997 the Company acquired a controlling interest in US SEARCH.com. In June 1999 US SEARCH.com completed an initial public offering in which the Company sold a portion of its shareholdings as well. Because US SEARCH.com has incurred net losses since acquisition and the Company funded 100% of such losses through its initial public offering, the Company recognized 100% of those incurred net losses in its consolidated financial statements through June 1999. Subsequent to the public offering, the Company has recognized in its consolidated balance sheet a minority interest in the net equity of US SEARCH.com, and has recognized in its consolidated statements of operations a minority interest in the net losses of US SEARCH.com proportionate to the minority ownership. In April 1999 the Company acquired a minority interest in The Harvey Entertainment Company.

(2) In September 1997 the Company effected a 1-for-6 reverse stock split. Amounts for all periods presented herein give retroactive effect to the reverse split.

(3) $2,088 of cash and cash equivalents are restricted deposits that are collateral for a sale/leaseback transaction and for certain production loans for 1999 ($1,988 for 1998, $1,609 for 1997, $419 for 1996 and $1,162 for
    1995), $2,000 of cash and cash equivalents for 1999 are restricted deposits of subsidiary US SEARCH.com, and $734 is cash collected by the Company and reserved for use by Chase Manhattan Bank to pay down outstanding borrowings under the Company's credit facility ($66 for 1998, $105 for 1997, $4,126 for 1996 and none for 1995).


7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's revenues are derived primarily from the production or the acquisition of distribution rights in films licensed for release domestically; from the production and distribution of television programming for the major domestic television networks, basic and pay cable television and first-run syndicators; and from the licensing of rights to films and television programs in international markets. Major domestic television networks are reducing the volume of independently produced television programming. The Company generally finances all or a substantial portion of the budgeted production costs of films and television programming it produces through advances obtained from distributors and borrowings secured by domestic and international licenses. The Company typically retains rights to be exploited in future periods or in additional markets or media. The Company produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S. In November 1997, the Company acquired control of US SEARCH.com, Inc., a leading provider of fee-based people search and other customized individual reference services. In February 1998 the Company established KL/Phoenix, an 80% owned venture, which distributes film and television product in Latin America. In November 1998 the Company established Gran Canal Latino, an 80% owned venture which broadcasts Spanish and Portuguese language programming in the Americas.

The Company's revenues and results of operations are significantly affected by accounting policies required for the industries in which it operates (see Note 1 of Notes to Consolidated Financial Statements). Among the more significant policies are the following:

Film and Television Programs. The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, certain exploitation costs, production overhead, and interest relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film or program in future markets. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues for the program bear to management's estimate of anticipated total remaining gross revenues for such film or program from all sources. When management reduces its estimates of the future gross revenues for a particular product, a significant write-down and a corresponding decrease in the Company's earnings could result. See "Results of Operations" Below. Film and television program costs, net of accumulated amortization, increased to $91,499,000 at September 30, 1999 from $73,773,000 at September 30, 1998. Film and television program costs in process or development at September 30, 1999 increased to $20,472,000 from $10,570,000 at September 30, 1998. See "Results of Operations - Comparison of Fiscal Years Ended

September 30, 1999 and 1998" below.

Gross profits for any period are a function, in part, of the number of programs delivered in that period and the recognition of costs in that period. Because initial licensing revenues and related costs generally are recognized either when the program has been delivered or is available for delivery, significant fluctuations in revenues and net earnings may occur from period to period. Thus, a change in the amount of entertainment product available for delivery from period to period may materially affect a given period's revenues and results of operations and year-to-year results may not be comparable. The continuing shift of the Company's film and television program mix during a fiscal year may further affect the Company's quarter-to-quarter or year-to-year results of operations as new products may be amortized differently as determined by length of product life cycle and the number of related revenue sources.

Distributor production advances or license fees received prior to delivery or completion of a program are deferred. License fees are generally recognized as revenue on the date the film or program is delivered or available for delivery. Activities conducted through joint ventures, wherein the Company reports its equity in earnings (losses) as revenues, can significantly affect comparability of net earnings. See "Results of Operations" below.

US Search.com. In November 1997, the Company acquired an 80% interest of US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 the Company sold shares of US SEARCH.com and US SEARCH.com completed an initial public offering which resulted in the Company's ownership position declining to 55.2%. Since its acquisition, US SEARCH.com's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of Search has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new business segment. Since such acquisition, the Company has consolidated $23,616,000 of revenues and $15,291,000 of net losses attributable to US SEARCH.com. US SEARCH.com has significantly higher gross profit margins than the film and television program segment. Management's strategy is to enhance US SEARCH.com's brand awareness and market position through increased advertising and distribution and marketing alliances. As an expected result of increases in revenues trailing such increases in expenditures, the Company believes that US SEARCH.com will continue to adversely affect the Company's consolidated results of operations for the foreseeable future. See Note 10 of Notes to Consolidated Financial Statements.

Gran Canal Latino. In November 1998, the Company launched Gran Canal Latino ("GCL"), its first satellite channel. GCL broadcasts 24 hours a day, with a selection of films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Through November 30, 1999, GCL's cable distributors had a base of 1,300,000 subscribers including its multiple system operators. Under a distribution agreement with Enrique Cerezo, the Company is broadcasting selections from approximately 1,500 Spanish language movie titles.


RESULTS OF OPERATIONS


COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

The following tables provide the dollar and percentage changes in operating results by segment and in total for fiscal 1999 versus fiscal 1998:

                                                                $000                                             %
                                            ----------------------------------------------    -------------------------------------
                                               Film                                             Film
                                              and TV          Search          Consol.          and TV        Search        Consol.
                                            -------------    ------------    -------------    -----------    ----------    --------
Operating revenues                           $(34,118)          $7,878        $(26,240)        (50)%          100%          (34)%
Costs relating to operating  revenues        $(24,812)          $2,851        $(21,961)        (43)%           79%          (36)%
Gross profit                                  $(9,306)          $5,027         $(4,279)        (91)%          118%          (30)%

Selling, general and administrative
      expenses                                  $4,168         $14,990          $19,158         91%           202%          159%
Provision for doubtful accounts                   $390            $451             $841         28%            61%           40%
Earnings (loss) from operations               $(13,864)       $(10,414)        $(24,278)         NM           268%           NM

-----------------------
  NM - not meaningful

The Company's operating revenues for fiscal 1999 decreased ($26,240,000) (34%) from fiscal 1998. The decrease resulted from a $(34,118,000) or (50%) decline in film and television licensing revenues due primarily to a decline in the delivery and/or availability of films and television programs. Television program revenues declined $18,000,000 as episodic deliveries to networks concluded in fiscal 1998. Also seven larger feature films were delivered during fiscal 1999 in comparison to 25 moderate-sized feature films delivered or available in fiscal 1998. Partially offsetting this decrease was a $7,878,000 or 100% increase in revenues from US SEARCH.com versus 1998. This increase was attributable to increased marketing and advertising expenditures. See Note 10 to the consolidated financial statements for revenue information by territory and for significant customers.

The Company recognized $15,747,000 (32%) of revenues during the fiscal 1999 from US SEARCH.com. The Company recognized $14,081,000 (28%) of revenues during the fiscal 1999 from the delivery and/or availability of seven feature films, including Ringmaster, starring Jerry Springer which was released in the United States by Artisan Entertainment, and One Man's Hero starring Tom Berenger, which was released in the United States by MGM. The Company recognized $11,548,000 (23%) of revenues in fiscal 1999 from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors including KL/Phoenix. Revenues of $6,878,000 (14%) came from television feature or pilot productions. Revenues of $1,135,000 (2%) came from producer fees on third party productions. Revenues of $1,306,000 (3%) came from deliveries in the Company's family division of direct-to-video product.

In various stages of production for the Company's fiscal 2000 distribution slate are Picking Up The Pieces starring Woody Allen, The St. Francisville Experiment, They Nest starring Dean Stockwell, John Savage and Thomas Collabro, and Vlad the Impaler.

Costs relating to operating revenues during fiscal 1999 decreased $21,961,000 (36%) as compared to fiscal 1998. As a percentage of operating revenues, costs relating to operating revenues were 80% for fiscal 1999 in comparison to the 81% rate for fiscal 1998. Film and television costs declined 43%, which was less than the revenue decline principally because management reduced its estimates of likely future revenues on several released titles in fiscal 1999. US SEARCH.com costs increased 79%, which was less than the revenue increase as Internet-sourced revenues were less costly to provide to consumers.

Gross profit during fiscal 1999 decreased ($4,279,000) (30%) from fiscal 1998. As a percentage of operating revenues, gross profit was 20% for fiscal 1999, slightly more than the 19% rate for fiscal 1998. Film and television gross profit amounts declined 91%, principally due to reduced operating revenues and management reducing its estimates of likely future revenues on several released titles in fiscal 1999. US SEARCH.com gross profit amounts increased 118%, as Internet-sourced revenues were less costly to provide to consumers.

Selling, general and administrative expenses increased $19,158,000 or 159% for fiscal 1999 from fiscal 1998. The increase in such expenses is principally due to a $10,392,000 (200%) increase in US SEARCH.com advertising expenses and a $3,392,000 (122%) increase in US SEARCH.com administrative expenses. As a percentage of US SEARCH.com's net revenues, advertising and marketing expenses increased to approximately 99% for fiscal 1999, from approximately 67% for fiscal 1998. This increase is primarily attributable to an increase in the level of Internet-based advertising. As a percentage of net revenues, general and administrative expenses increased to approximately 64% for fiscal 1999, from approximately 16% for fiscal 1998. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel in 1999. Also included in US SEARCH.com's 1999 selling, general and administrative expenses is $1,834,000 of US SEARCH.com non-cash director and officer stock option costs in connection with options granted in fiscal 1999. No options were granted in fiscal 1998. Also included in fiscal 1999 expenses are $1,511,000 of bonuses to the Co-Chairmen and Co-Chief Executive Officers, the President and Chief Operating Officer, and the Chief Financial Officer. No such bonuses were included in fiscal 1998 expenses.

The provisions for doubtful accounts increased $841,000 or 40% during fiscal 1999 principally due to a $390,000 increase in such provisions for film and television license receivables based upon estimated collections, and a $451,000 increase in such provisions for US SEARCH.com. The US SEARCH.com increase is primarily due to increases in the accruals for potential chargebacks regarding uncollectible consumer checks, credit card charges and 900 number telephone sales.

During fiscal 1999 the Company recognized a $21,018,000 pre-tax gain on the issuance of stock by its subsidiary, US SEARCH.com. This resulted from the subsidiary's initial public offering on June 25, 1999, in which new shareholders invested an amount per share substantially in excess of the Company's per-share investment in the subsidiary, resulting in a substantial increase in the subsidiary's net worth. The gain represents the increase in the Company's revised proportionate share of the subsidiary's net equity. No comparable transaction occurred in fiscal 1998.

During fiscal 1999 the Company recognized a $13,148,000 pre-tax gain on sale to the public of 1,500,000 shares of its holdings in its subsidiary US SEARCH.com in conjunction with the initial public offering by the subsidiary. No comparable transaction occurred in fiscal 1998.

Interest and dividend income increased $608,000 (770%) during fiscal 1999 due to earnings on invested proceeds from the US SEARCH.com initial public offering and dividends received from the investment in The Harvey Entertainment Company during fiscal 1999.

Interest expense during fiscal 1999 increased $1,521,000. The 24% increase was principally attributable to the increased average levels of borrowing in fiscal 1999 and an increase in the average interest rate. Total indebtedness for borrowed money increased 1% to $85,194,000 at September 30, 1999 from $84,677,000 at September 30, 1998.

Earnings before income taxes of $5,197,000 were reported for fiscal 1999, versus a loss before income taxes of ($6,155,000) for fiscal 1998.

The Company's effective income tax rate was 13% for fiscal 1999 compared to an effective income tax rate of 3% for fiscal 1998. Income tax expense for fiscal 1999 consisted of alternative minimum taxes and state income taxes. Through September 30, 1999 the Company and US SEARCH.com had combined estimated Federal and state net operating loss carryforwards totaling $35,368,000 and $9,198,000, respectively. The Federal net operating loss carryforwards begin to expire in fiscal 2008. The state net operating loss carryforwards begin to expire in fiscal 2004. Due to the sale of US SEARCH.com common stock in connection with the subsidiary's initial public offering in June 1999, effective July 1999 US SEARCH.com taxable income or loss will not be consolidated in the Company's income tax returns. As a result, in future periods taxable income or loss could vary significantly from financial statement earnings or losses before income taxes.

The Company reported net earnings of $4,471,000, or $0.38 per basic share and $0.36 per diluted share, for fiscal 1999 as compared to a net loss of ($6,336,000), or losses of ($0.69) per basic and diluted share, for fiscal 1998. Weighted number of common shares for the compared year were 11,755,000 (basic) and 12,696,000 (diluted) in fiscal 1999 and 9,181,000 (basic and diluted) in fiscal 1998.


COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

The following tables provide the dollar and percentage changes in operating results by segment and in total for fiscal 1998 versus fiscal 1997:

                                                                 $000                                     %
                                                ------------------------------------------    --------------------------------------
                                                  Film                                          Film
                                                 and TV         Search         Consol.         and TV        Search        Consol.
                                                -----------    -----------    ------------    -----------    ----------    ---------
Operating revenues                               $13,515         $7,869         $21,384         25%            NM            39%
Costs relating to operating  revenues             $5,954         $3,589          $9,543         11%            NM            18%
Gross profit                                      $7,561         $4,280         $11,841         284%           NM           445%
Selling, general and administrative expenses
                                                    $574         $7,431          $8,005         14%            NM           199%
Provision for doubtful accounts                      $73           $735            $808          6%            NM            62%
Earnings (loss) from operations                   $6,914        $(3,886)         $3,028         259%           NM            113%

-----------------------
  NM - not meaningful

The Company's operating revenues for fiscal 1998 increased $21,384,000 (39%). This increase was due primarily to the timing of delivery and/or availability of films and television programs, to the increase during fiscal 1998 in revenues related to certain films previously marketed by Conquistador and to the inclusion in fiscal 1998 of the revenues of newly acquired US SEARCH.com.

The Company recognized $26,200,000 (34%) of revenues during the fiscal year ended September 30, 1998 from the delivery and/or availability of 25 feature films, including Susan's Plan written and directed by John Landis and starring Natassja Kinski, Billy Zane, Michael Biehn, Rob Schneider, Lara Flynn Boyle and Dan Aykroyd, Black and White starring Gina Gershon, Girl starring Dominique Swain, Taxman starring Joe Pantoliano, Minion starring Dolph Lundgren, Noose directed by Ted Demme, and Legion starring Parker Stevenson. Also included were the Company's equity in net earnings of joint ventures which delivered Beowulf starring Christopher Lambert, Swing starring Lisa Stansfield and Hugo Speer, and Denial starring Jason Alexander and directed by Adam Rifkin. In addition, the Company recognized $18,500,000 (24%) of revenues from its television slate during fiscal 1998, including revenues from the delivery and/or availability of the remaining episodes of the first-run syndication series Hammer and Mowgli:
The New Adventures of The Jungle Boy, and the net earnings from the delivery by a joint venture of the remaining episodes of the ABC network series Cracker. Revenues of $4,300,000 (6%) came from deliveries of nine films in the Company's family division of direct-to-video product. In addition, the Company recognized $12,900,000 (17%) of revenues from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors. Revenues of $7,869,000 (10%) were recognized from delivery of people search services by the recently acquired US SEARCH.com business. Remaining revenues of approximately $6,000,000 (8%) came from the sales of contemporary Christian music on behalf of a joint venture and from other sources.


Costs relating to operating revenues for fiscal 1998 increased $9,543,000 (18%). As a percentage of operating revenues, costs relating to operating revenues were 81% for fiscal 1998 compared to 95% for fiscal 1997. The decreased percentage in fiscal 1998 principally reflects a change in the product mix. This principally includes the effects in fiscal 1998 of consolidating $3,589,000 of Search costs which were substantially less than the related consolidation of $7,869,000 of Search revenues. The increase in gross profit margins was partially offset by the inclusion in fiscal 1998 of $15,265,000 of amortization expense pertaining to film titles produced by others which were previously marketed by Conquistador Entertainment that are expected to be less profitable than Company titles included in fiscal 1997 costs where the Company assumed greater risks.


Selling, general and administrative expenses for fiscal 1998 increased $8,005,000 (199%). The increase in such expenses is due to inclusion of $7,431,000 of advertising and administrative expenses of US SEARCH.com (primarily $4,747,000 of advertising expenses), which was acquired in fiscal 1998. In addition, the Company's new Latin American operations, which commenced operations in the fiscal 1998 second quarter, incurred $962,000 of administrative expenses during fiscal

1998 and none in fiscal 1997.

A $808,000 (62%) increase in the provision for doubtful accounts in fiscal 1998 resulted principally from a deterioration in net expected international collections.

Interest expense for fiscal 1998 increased $2,234,000 (55%). The increase was principally attributable to the increased average levels of borrowing in fiscal 1998, which was not offset by increased production-related interest capitalized. Total indebtedness for borrowed money increased 13% to $84,296,000 at September 30, 1998 from $74,278,000 at September 30, 1997.

The Company's effective income tax rate was 3% for fiscal year 1998 compared to an effective income tax rate of 1% for fiscal 1997. Income tax expense for fiscal 1998 consisted of minimum state income and federal alternative minimum taxes.

The Company reported a net loss of ($6,336,000) ($0.69 per basic and diluted share) for fiscal 1998 as compared to a net loss of ($4,369,000) ($0.49 per basic and diluted share) for the fiscal year ended September 30, 1997. Weighted number of common shares for the compared fiscal years were 9,181,000 in 1998 and 8,959,000 in 1997. The fiscal 1998 net loss resulted primarily from consolidating US SEARCH.com operations into the Company's financial statements resulting in a net loss of ($3,284,000). In addition, the Company's film and television business experienced a change in product mix in fiscal 1998, including the release of low profit margin titles formerly distributed by Conquistador which generated $15,689,000 of revenues but only $424,000 of gross profit.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased 1001% to $36,434,000 (including $2,088,000 of restricted cash being used as collateral for film sale/leaseback transactions, and $2,000,000 of restricted deposits of subsidiary US SEARCH.com, and $734,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1999 from $3,309,000 (including $1,988,000 of restricted cash and $66,000 of reserved cash) at September 30, 1998 primarily resulting from proceeds obtained from the initial public offering of US SEARCH.com.

The Company's film and television program operations, and operations of US SEARCH.com are capital intensive. The June 1999 initial public offering of US SEARCH.com financed that subsidiary's capital needs. While the Company is not contractually obligated to finance US SEARCH.com, from time to time the Company may consider doing so out of its capital resources. The Company has funded its working capital requirements through receipt of third party domestic and international licensing payments as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the expansion of the Company's international distribution business, the establishment of its feature film division and its Internet and direct marketing subsidiary US SEARCH.com have significantly increased the Company's working capital requirements and use of related production loans. The amount available under the credit facility as of December 17, 1999 was $3,906,000.

The Company experienced net negative cash flows of ($38,145,000) from operating activities primarily resulting from the Company's operating expenditures exceeding operating receipts at the Company and its subsidiary US SEARCH.com. This was offset by net cash of $58,324,000 provided by financing activities from production loans, greater usage of the Company's revolving line of credit, and receipt of proceeds from the US SEARCH.com initial public offering. Net unrestricted cash increased by $30,357,000 to $31,612,000 on September 30, 1999. On December 16, 1999 the Company and its subsidiaries held more than $25,000,000 in net unrestricted cash. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

CREDIT FACILITY

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights. In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow production funding after a required Company equity participation. Loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (6.46% as of December 17,1999) plus 3% or (ii) at the Alternate Base Rate (which is the greater of (a) Chase's Prime Rate (8.5% as of December 17, 1999), (b) Chase's Base CD Rate (6.44% as of December 17, 1999) plus 1% or (c) the Federal Funds Effective Rate (5.54% as of December 17, 1999) plus 1/2%) plus 2%. The Company pays an annual commitment fee of .5% of the unused portion of the credit line. As of December 16, 1999, the Company had drawn down $64,094,000 under the credit facility out of a total net borrowing base availability of $68,000,000. Also on that date, the Company held over $25,000,000 of unrestricted cash and over $4,000,000 of restricted cash.

The credit agreement contains restrictive covenants to which the Company must adhere. These covenants include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions, the use of proceeds, and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power. For fiscal 1999 the group has waived the Company's noncompliance with the annual overhead covenant.

In December 1998 the banks increased the maximum amount of the Company's collateralized line of credit from $60,000,000 to $75,000,000. Existing participants in the syndicate approved the increase and are committed to lend up to $68,000,000. Additional availability is subject to adding new banks to the syndicate. As of December 16, 1999, the principal amount outstanding under this credit line was $64,094,000 and $3,906,000 remained available for borrowing.

The credit facility expires in June 2000. The Company is currently in discussions with Chase regarding extending the secured revolving facility beyond its current maturity date. While the discussions are presently in an early stage and no agreement has been reached, Chase has expressed a willingness to extend the maturity date beyond fiscal 2000. See Summary below.

PROCEEDS FROM SECURITIES OFFERINGS

In September 1994, the Company filed a registration statement for 21,388,064 shares of common stock (now 3,564,678 shares giving effect to the fiscal 1997 1-for-6 reverse stock split) comprising the shares of common stock issuable upon conversion of the 8% Convertible Subordinated Debentures and the 9% Convertible Subordinated Debentures and certain warrants issued to underwriters.

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

In December 1998 the Company obtained net proceeds of $5,673,000 ($6,000,000 of gross proceeds) through a private placement of 1,200,000 newly-issued shares of common stock. In February 1999 the Company filed a registration statement for such shares.

On April 26, 1999 the Company issued 468,883 shares of restricted common stock to The Harvey Entertainment Company ("Harvey") in exchange for 55,000 shares of Series A Preferred Stock of Harvey and 388,215 warrants exerciseable into common stock of Harvey, all pursuant to a stock purchase agreement involving a new Harvey investor group which includes the Company. The Harvey Series A Preferred Stock are convertible into 814,814 shares of Harvey common stock commencing October 26, 1999 and require payment of quarterly dividends in cash or in additional shares of Harvey Series A Preferred Stock at a 7% annual rate. The Company holds certain demand and piggyback registration rights relating to its Harvey securities. On a fully-diluted basis, assuming all securities exerciseable or convertible into Harvey common stock are so exercised or converted, the Company would own 12% of the voting shares of Harvey. In June 1999 the Company filed a registration statement for the shares of its restricted common stock issued to Harvey.

Effective May 14, 1999 the Company called for redemption of all of its Class C Redeemable Common Stock Purchase Warrants (the "Class C Warrants") and its outstanding 10% Convertible Subordinated Debentures, Series A due 2000. In advance of the redemption, a total of 794,215 Class C Warrants were exercised for 794,215 shares of Common Stock and the Company received proceeds of $5,419,000. In advance of the redemption, the Company issued 6,435 new shares of common stock for the conversion of $49,000 aggregate principal amount of the Series A Debentures. The Company redeemed $28,000 aggregate principal amount of the Series A Debentures.

On June 25, 1999, the Company's subsidiary US SEARCH.com consummated an initial public offering of newly-issued common stock. The subsidiary sold 4,500,000 newly-issued shares and obtained $36,263,000 of net proceeds. Also on June 25, 1999 the Company sold 1,500,000 shares out of its holdings of US SEARCH.com common stock and obtained $12,555,000 of net proceeds. The Company retains a 55.2% interest in the subsidiary and continues to consolidate the subsidiary in the accompanying financial statements. The Company recognized a $13,148,000 pre-tax gain on the sale of the 1,500,000 shares and a $21,018152,000 gain on the increased value of its proportion of the net equity of the subsidiary.

PRODUCTION LOANS

The Company's production loans, totaling $16,272,000 as of September 30, 1999, consisted of production loans by Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") to consolidated production entities, and loans to the Company's 55.2%-owned subsidiary, US SEARCH.com. The Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. In general these loans are non-recourse to the Company except to the extent of the guaranties. However, the Company occasionally advances funds to the lenders in advance of receipts from customers. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders

The table below shows production loans as of September 30, 1999:

                                                                                                        KUSHNER-
                                                                                                         LOCKE
                                                 ORIGINAL              AMOUNT        WEIGHTED          CORPORATE        PRESENT
FILM OR COMPANY                LENDER           LOAN AMOUNT          OUTSTANDING     INTEREST           GUARANTY        MATURITY
-----------------------------------------------------------------------------------------------------------------------------------
     Susan's Plan             Comerica           $ 4,625,000          $ 2,529,000    Prime + 1%          $ 600,000     6/30/2000
     Ringmaster               Comerica             4,200,000            1,099,000    Prime + 1%            800,000    12/31/1999
     Mambo Cafe               Far East             1,400,000              743,000   Prime + 1.5%                --     4/30/2000
     Picking Up The           Comerica            12,000,000           10,544,000    Prime + 1%            700,000     3/31/2000
       Pieces
     The Last Producer        Far East             1,626,000            1,285,000    Prime + 1%                        6/30/2000
     Conquistador             Comerica                         (1)         72,000                               --
                                            -------------------     ----------------                -----------------

                                                 $23,851,000          $16,272,000                       $2,100,000
                                            ===================     ================                =================

-------------
(1) assumed from former employee.

In February 1997, a $6,300,000 production loan was obtained by a consolidated subsidiary from Banque Paribas (Los Angeles Agency) to cover a portion of the production budget of Basil. In June 1999 the $229,000 remaining balance of the loan was repaid.

In November 1997, an $8,200,000 production loan was obtained from Comerica by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bears interest at Prime (8.5 % as of December 17, 1999) plus 1% or at LIBOR (6.46% as of December 17, 1999) plus 2%. The Company has provided a corporate guaranty in the reduced amount of $500,000 in connection with this loan. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matures on December 31, 1999.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (8.5 % as of December 17, 1999) plus 1% or at LIBOR (6.46% as of December 17, 1999) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. As extended, the loan matures on June 30, 2000.

In April 1998, a $1,850,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Black and White. In July 1999 the $379,000 remaining balance of the loan was repaid.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (8.5 % as of December 17, 1999) plus 1% or at LIBOR (6.46% as of December 17 , 1999) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan. As extended, the loan matures on December 31, 1999.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East to cover the production budget of Mambo Cafe. The loan bears interest at Prime (8.5 % as of December 17, 1999) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matures on April 30, 2000.

In October 1998, a $2,500,000 production loan was obtained by an unconsolidated company from Far East to cover the production budget of Freeway II:
Confessions of a Trickbaby. The loan bears interest at Prime (8.5 % as of December 17, 1999) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. As extended, the loan matures on April 30, 2000.

In April 1999 a $12,000,000 loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Picking Up The Pieces. The loan bears interest at Prime (8.5 % at December 17, 1999) plus 1% or at LIBOR (6.46% at December 17, 1999) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $700,000 in connection with this loan. The loan matures on March 31, 2000.

\
In June 1999, a $1,626,000 production loan was obtained by a consolidated subsidiary from Far East to cover a portion of the production budget of The Last Producer. The loan bears interest at Prime (8.5 % as of December 17, 1999) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on June 30, 2000.

In February 1998, US SEARCH.com obtained a collateralized line of credit from Comerica. Advances under the line bore interest at Prime plus 2.50% payable monthly. In August 1998 the bank and the Company agreed that the loan would be capped at the $345,000 amount outstanding as of that date. In December 1998 Comerica extended the loan's maturity date from November 1998 to March 1999. In March 1999, US SEARCH.com repaid the loan.

In May 1998, a Canadian dollar 5,100,000 production loan was obtained from a Canadian financial institution, by a formerly consolidated subsidiary to cover a portion of the production budgets of six direct-to-video feature films. The loan bears interest at the Canadian Prime Rate plus 2%. The loan is collateralized by the rights, title and assets related to the films. The Company agreed to pay $550,000 to the former subsidiary borrower upon delivery of each of the films for the acquisition of distribution rights. The Company deconsolidated the subsidiary in March 1999. The Company made all $550,000 payments to the former subsidiary borrower.


CAPITAL EXPENDITURE COMMITMENTS


Management expects to finance future production, broadcast and distribution arrangements through a combination of production loans and credit facility borrowings. No assurance can be given that such financing will be available when and if needed. Management believes the Company will comply with the restrictive covenants of the Chase agreement and accordingly the credit facility will be available through June 2000, the current maturity date. The Company is currently in negotiations to extend the secured revolving facility beyond June 2000. Chase has expressed a willingness to extend the facility, however no agreement has been executed.

US SEARCH.com has several cancelable and noncancelable agreements with various Internet companies. At September 30, 1999, the minimum noncancelable payments required under these agreements are approximately $2,555,000, $3,300,000, $4,200,000 and $4,200,000 for 2000, 2001, 2002 and 2003, respectively. The
Company expects US SEARCH.com to increase its Internet and television advertising of US SEARCH.com's services. As a result, US SEARCH.com's net losses may continue to increase. Such losses would adversely impact the Company's consolidated results of operations, however the Company is not obligated to fund any US SEARCH.com operating cash flow deficiencies.


SUMMARY


The Company from time to time evaluates strategic alternatives for enhancing liquidity in its core and non-core businesses. To pursue strategic alternatives, the Company has engaged Prudential Securities. In addition the Company will continue its advisory agreement with Allen & Company Incorporated. Strategic alternatives include but are not limited to, the pursuit of opportunities to enhance the exploitation of the Company's library properties, its distribution system, and its satellite channel. This approach may include consolidations with, acquisition of or strategic partnering with companies in our core businesses or in businesses complementary to our core businesses. In addition to expanding production and its distribution business, whether internally or by acquisition, the Company also considers acquisition possibilities from time to time, including film libraries and companies which may or may not be ancillary to the Company's existing business, subject to the availability of financing as necessary. There can be no assurances that any of these transactions will occur. Many of these alternatives might require a change in the capital structure or equity or debt financing. There is no assurance that financing sources will be available or, if available, will be available on commercially acceptable terms.

Management believes that existing resources and cash generated from operating activities, together with amounts anticipated to be available under the syndicated revolving credit agreement with Chase will be sufficient to meet the Company's working capital requirements for at least the next twelve months The Company is currently in negotiations to extend the secured revolving facility beyond its current maturity date, however no agreement has been executed. Chase has expressed a willingness to extend the facility, however there can be no assurance that an extension of the maturity date will be obtained or, if obtained, will continue the credit facility on its present terms. If not extended, all amounts outstanding under the credit facility at June 30, 2000 will become due and payable on that date. The Company would then be required to obtain additional capital from other sources to satisfy such obligations. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company's cash flow, the scope of strategic alternatives available to the Company and its operations. The Company may seek other sources of financing to meet its working capital requirements, including a separate equity financing for US SEARCH.com or other possible sources of financing. The Company from time to time seeks additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital. The Company may not obtain additional financing on terms satisfactory to the Company or at all.

International operations are a significant portion of total operations. Therefore the Company is exposed to risks of currency translation losses, cash collection and repatriation risks and risks of adverse political, regulatory and economic changes.

The Company's business and operations have not been materially affected by inflation.

Management believes that the Company's film and television sales volumes are not subject to significant fluctuations based upon seasonality, however search services have generally declined during holiday periods.

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

US SEARCH.com. The Year 2000 Issue could result in a system failure or miscalculations causing significant disruption of operations, including, among other things, interruptions in Internet traffic, accessibility of the Web site, delivery of service, transaction processing or searching and other features of US SEARCH.com services. It is possible that this disruption will continue for an extended period of time. US SEARCH.com depends on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. The disruption of third-party systems or its systems interacting with these third-party systems could prevent US SEARCH.com from receiving orders or delivering search results in a timely manner. In addition, US SEARCH.com relies on the integration of many systems in aggregating search data from multiple sources. The failure of any of those systems as a result of Year 2000 compliance issues could prevent it from delivering products and services. Failure of its systems or third-party systems providing information used in our services could materially adversely affect US SEARCH.com's business and results of operations. Management has received information confirming the Year 2000 compliance from present data suppliers. Management has also confirmed Year 2000 compliance with key third party vendors.

US SEARCH.com has conducted an evaluation of internal systems. The objective was to ensure uninterrupted transition into the Year 2000. The scope of the Year 2000 objective included: (1) information technology ("IT") such as software and hardware, (2) non-IT systems such as components contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers. US SEARCH.com has obtained written confirmation of the Year 2000 status of its third party software. US SEARCH.com has utilized internal resources to test internally developed software for Year 2000 compliance. USEARCH.com has modified or replaced certain portions of its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. If there is a malfunction in its systems, potential systems interruptions or delays in services may have a material adverse effect on US SEARCH.com's business, financial condition and results of operations. Further, if management fails to successfully resolve these issues, some or all of US SEARCH.com's operations may shut-down, which would have a material adverse effect on its business, financial condition and results of operations.

US SEARCH.com has a process in place to assess the Year 2000 readiness of its business critical vendors and customers, and has worked with these vendors and customers on Year 2000 compliance issues. Disruptions with respect to computer systems of vendors or customers, whose systems are outside US SEARCH.com's control, could impair its ability to provide support to customers, and could have a material adverse effect on its financial condition and results of operations.

Overall. Management has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems with internal and Web-based systems. Within the plans, management addresses various problems, including disruptions to Web-servers, significant interruption of data flow between the Company and third party data providers, and failures associated with internal systems. The contingency plans emphasize the identification and accessibility of additional data sources for US SEARCH.com services. There is no assurance that the contingency plans will adequately address all Year 2000 issues.

US SEARCH.com has incorporated the utilization of (1) additional data sources,
(2) manual procedures for order processing and delivery of search results (3) standby equipment and accelerated availability of replacement parts, and (4) increased staffing levels for resolution of information technology issues and to manually process orders. Failure to implement any of these plans, if and when necessary, may have a material adverse effect on US SEARCH.com's business and results of operations.

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

The Company cannot quantify the impact of the Year 2000 Issue; however, failure of critical internal IT systems, non-IT systems, third-party vendors and financial institutions may limit or prevent the Company from performing services for its customers, and could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. We estimate that the total cost of implementing and maintaining our Year 2000 compliance program will not exceed $200,000 and most of these costs have been incurred to date. This estimate includes implementation of redundant hardware, software and communications systems.


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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1999) in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1999) in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1999) in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 1999) in the Company's definitive Proxy Statement in connection with its 1999 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



                                                                                                                          PAGE
        (a)   Financial Statements:
        (1)
              Report of Independent Accountants.......................................................................     43
              Independent Auditors' Report............................................................................     44
              Consolidated Balance Sheets at September 30, 1999 and 1998..............................................     45
              Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997.............     46
              Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998, and 1997..     47
              Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998, and 1997............     48
              Notes to Consolidated Financial Statements..............................................................     49

        (2)   Financial Statement Schedule
              Schedule II for the years ended September 30, 1999, 1998, and 1997......................................     69
                       All other schedules are inapplicable and, therefore, have been omitted.

        (3)   Exhibits
              Exhibits filed as part of this report are listed in the Exhibit Index, which follows the Signatures.....     72

        (b)   Report on Form 8-K: None



                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Stockholders of The Kushner-Locke Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of The Kushner-Locke Company (the "Company") and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended September 30, 1999 and 1998 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Century City, California
December 21, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
The Kushner-Locke Company:

We have audited the accompanying consolidated statements of operations, cash flows and stockholders' equity of The Kushner-Locke Company and subsidiaries for the year ended September 30, 1997. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedule for the year ended September 30, 1997. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Kushner-Locke Company and subsidiaries for the year ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended September 30, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


Los Angeles, California
December 26, 1997

                            THE KUSHNER-LOCKE COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          September 30,
                                                                                                 --------------------------------
                                                                                                     1999                 1998
                                                                                                 ------------        ------------

                                           ASSETS
Assets:
  Cash and cash equivalents...............................................................       $ 31,612,000        $  1,255,000
  Reserved cash...........................................................................            734,000              66,000
  Restricted cash.........................................................................          4,088,000           1,988,000
  Accounts receivable, net of allowance for doubtful accounts of  $3,248,000 in 1999
      and $2,509,000 in 1998..............................................................         30,030,000          40,418,000
  Due from related party..................................................................          2,611,000           2,719,000
  Film and television program costs, net of accumulated amortization......................         91,499,000          73,773,000
  Investments in unconsolidated entities, at equity.......................................         12,045,000          10,798,000
  Other assets............................................................................         12,496,000           6,088,000
                                                                                                 ------------        ------------


     Total assets.........................................................................       $185,115,000        $137,105,000
                                                                                                 ============        ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities................................................       $ 11,104,000        $  6,031,000
  Due to related party....................................................................            233,000                  --
  Notes payable...........................................................................         82,925,000          73,151,000
  Deferred revenue........................................................................          3,628,000           4,111,000
  Contractual obligations.................................................................         11,039,000          13,851,000
  Production advances.....................................................................          1,592,000           2,969,000
  Convertible subordinated debentures, net of deferred issuance costs.....................          2,269,000          11,526,000
                                                                                                 ------------        ------------
     Total liabilities....................................................................        112,790,000         111,639,000


Minority interest                                                                                  11,580,000                  --

Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock, no par value. Authorized 50,000,000 shares: issued and outstanding 13,810,767 shares at September 30, 1999 and 9,217,029 shares at
     September 30, 1998...................................................................         70,379,000          39,571,000
   Accumulated deficit....................................................................         (9,634,000)        (14,105,000)
                                                                                                 ------------        ------------

        Net stockholders' equity..........................................................         60,745,000          25,466,000
                                                                                                 ------------        ------------

         Total liabilities and stockholders' equity.......................................       $185,115,000        $137,105,000
                                                                                                 ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Year Ended September 30,
                                                                       ---------------------------------------------------------
                                                                             1999                1998                1997
                                                                       ------------------  -----------------   -----------------
Operating revenues:
     Film and television program licensing..........................       $34,143,000        $68,261,000         $54,746,000
     Search and individual reference services.......................        15,747,000          7,869,000                  --
                                                                           -----------        -----------         -----------
         Total operating revenues...................................        49,890,000         76,130,000          54,746,000
                                                                           -----------        -----------         -----------

Costs related to operating revenues:
     Film and television program licensing..........................       (33,226,000)       (58,038,000)        (52,084,000)
     Search and individual reference services.......................        (6,440,000)        (3,589,000)                 --
                                                                           -----------        -----------         -----------
          Total costs related to operating revenues.................       (39,666,000)       (61,627,000)        (52,084,000)
                                                                           -----------        -----------         -----------

         Gross profit...............................................        10,224,000         14,503,000           2,662,000

Selling, general and administrative expenses........................       (31,186,000)       (12,028,000)         (4,023,000)
Provision for doubtful accounts.....................................        (2,959,000)        (2,118,000)         (1,310,000)
                                                                           -----------        -----------         -----------

         (Losses) earnings from operations..........................       (23,921,000)           357,000          (2,671,000)

Equity in net (losses) earnings of unconsolidated entities.........           (520,000)          (330,000)          2,189,000
Dividend income.................................................               167,000                 --                  --
Interest income.....................................................           520,000             79,000             163,000
Interest expense....................................................        (7,782,000)        (6,261,000)         (4,027,000)
Gain on sale of interest in subsidiary..............................        13,148,000                 --                  --
Gain on issuance of stock by subsidiary.............................        21,018,000                 --                  --
                                                                           -----------        -----------         -----------


         Earnings (loss) before minority interest and income taxes..         2,630,000         (6,155,000)         (4,346,000)

Minority interest in subsidiary net losses..........................         2,567,000                 --                  --
                                                                           -----------        -----------         -----------

         Earnings (loss) before income taxes........................         5,197,000         (6,155,000)         (4,346,000)

Income tax expense..................................................          (726,000)          (181,000)            (23,000)
                                                                           -----------        -----------         -----------



          Net earnings (loss).......................................       $ 4,471,000        $(6,336,000)        $(4,369,000)
                                                                           ===========        ===========         ===========

Basic earnings (loss) per  share.................................                 $.38              $(.69)              $(.49)
                                                                           ===========        ===========         ===========

Diluted earnings (loss) per share...............................                  $.36              $(.69)              $(.49)
                                                                           ===========        ===========         ===========

Weighted average common shares outstanding..........................        11,755,000          9,181,000           8,959,000
                                                                           ===========        ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Common Stock                                             Net
                                                     -------------------------------         Accumulated          Stockholders'
                                                       Shares              Amount               Deficit             Equity
                                                     ----------          -----------          -----------         -----------

        Balance at September 30, 1996.........        8,777,541          $37,650,000          $(3,400,000)        $34,250,000

  Issuance of common stock....................          227,500              598,000                   --             598,000
  Conversion of subordinated debentures.......           84,562              613,000                   --             613,000
  Other                                                     477               44,000                   --              44,000
  Net loss....................................               --                   --           (4,369,000)         (4,369,000)
                                                     ----------          -----------          -----------         -----------

        Balance at September 30, 1997.........        9,090,080           38,905,000           (7,769,000)         31,136,000

  Stock options exercised.....................            9,000               34,000                   --              34,000
  Conversion of subordinated debentures.......           51,282              284,000                   --             284,000
  Issuance of stock grants....................           66,667               16,000                   --              16,000
  Compensatory warrant grants.................               --              332,000                   --             332,000
  Net loss....................................               --                   --           (6,336,000)         (6,336,000)
                                                     ----------          -----------          -----------         -----------

        Balance at September 30, 1998.........        9,217,029           39,571,000          (14,105,000)         25,466,000

  Private placement...........................        1,200,000            5,456,000                   --           5,456,000
  Investment in The Harvey Entertainment
         Company..............................          468,883            5,820,000                   --           5,820,000
  Exercises of warrants.......................        1,219,361            8,122,000                   --           8,122,000
  Stock options exercised.....................          317,309              857,000                   --             857,000
  Issuance of stock grants....................          100,000              488,000                   --             488,000
  Conversion of subordinated debentures.......        1,288,185            9,336,000                   --           9,336,000
  Compensatory option and warrant grants......               --              729,000                   --             729,000
  Net earnings................................               --                   --            4,471,000           4,471,000
                                                     ----------          -----------          -----------         -----------

        Balance at September 30, 1999.........       13,810,767          $70,379,000          $(9,634,000)        $60,745,000
                                                     ==========          ===========          ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year Ended September 30,
                                                                         --------------------------------------------------------
                                                                              1999                 1998               1997
                                                                         ------------------  -----------------   ----------------
 Cash flows from operating activities:
 Net earnings (loss)..................................................      $ 4,471,000        $(6,336,000)       $(4,369,000)
 Adjustments to reconcile net earnings (loss) to net cash
            Used by operating activities:
     Minority interest................................................       (2,567,000)                --                 --
     Gain on issuance of stock by subsidiary..........................      (21,018,000)                --                 --
     Gain on sale of interest in subsidiary...........................      (13,148,000)                --                 --
     Dividend income..................................................         (167,000)                --                 --
     Equity in net losses (earnings) of unconsolidated entities.......          520,000            330,000         (2,189,000)
     Depreciation and amortization....................................          435,000            530,000            192,000
     Provisions and allowances........................................        2,959,000          2,118,000          1,310,000
     Amortization of capitalized issuance costs.......................          123,000            213,000            969,000
     Issuance of stock grants.........................................          488,000             16,000                 --
     Compensatory options and warrants................................          729,000            332,000                 --
     Amortization of film costs.......................................       32,354,000         53,916,000         50,835,000
 Changes in assets and liabilities:
     Reserved cash....................................................         (668,000)          (379,000)        (1,190,000)
     Restricted cash..................................................       (2,100,000)            39,000          4,021,000
     Accounts receivable..............................................        7,413,000        (14,755,000)        (6,121,000)
     Due from related party...........................................           84,000         (1,708,000)           767,000
     Film and television program costs................................      (51,890,000)       (59,182,000)       (60,879,000)
     Other assets.....................................................        2,704,000           (130,000)                --
     Accounts payable and accrued liabilities.........................        5,303,000          1,608,000           (342,000)
     Due to related party.............................................          502,000                 --                 --
     Deferred revenue                                                          (483,000)           749,000            (98,000)
     Contractual obligations..........................................       (2,812,000)         6,901,000          2,643,000
     Production advances..............................................       (1,377,000)        (3,533,000)         4,369,000
                                                                         ------------------  -----------------   ----------------
                 Net cash used by operating activities                      (38,145,000)       (19,271,000)       (10,082,000)
                                                                         ------------------  -----------------   ----------------

 Cash flows from investing activities:
    Proceeds from  sale of interest in subsidiary, net................       12,555,000                 --                 --
    Investments in unconsolidated entities............................       (1,767,000)        (3,993,000)        (3,432,000)
    Purchases of property, plant and equipment........................         (610,000)          (786,000)          (157,000)
                                                                         ------------------  -----------------   ----------------
           Net cash provided (used) by investing activities                  10,178,000         (4,779,000)        (3,589,000)
                                                                         ------------------  -----------------   ----------------

 Cash flows from financing activities:
    Borrowings under notes payable....................................       43,626,000         42,094,000         54,716,000
    Repayment of notes payable........................................      (35,802,000)       (31,864,000)       (33,550,000)
    Proceeds from subsidiary's issuance of common stock...............       36,109,000                 --                 --
    Proceeds from issuance of common stock............................        5,456,000                 --                 --
    Proceeds from exercise of warrants and stock options..............        8,979,000             34,000                 --
    Repayment of debentures...........................................          (44,000)           (36,000)                --
    Other.............................................................               --                 --            491,000
                                                                         ------------------  -----------------   ----------------

               Net cash provided by financing activities                     58,324,000         10,228,000         21,657,000
                                                                         ------------------  -----------------   ----------------

 Net increase (decrease) in cash and cash equivalents.................       30,357,000        (13,822,000)         7,986,000
 Cash and cash equivalents at beginning of year.......................        1,255,000         15,077,000          7,091,000
                                                                         ------------------  -----------------   ----------------

 Cash and cash equivalents at end of year.............................      $31,612,000       $  1,255,000        $15,077,000
                                                                         ==================  =================   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

The Company

The Kushner-Locke Company (the "Company") is a leading independent entertainment company which principally develops, produces, and distributes original feature films and television programming. Feature films are developed and produced principally for the theatrical, video and pay cable motion picture markets. Television programming includes television series, mini-series, movies for television, animation, reality and game show programming.

The Company established feature film production operations in 1993. In 1994, an international theatrical film subsidiary was established to expand into foreign theatrical distribution. In 1995, the Company formed KLC/New City Tele-Ventures ("KLC/New City") to acquire films for distribution through other delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems. In 1997, the Company acquired control of US SEARCH.com Inc. ("US SEARCH.com"), a leading provider of fee-based public record search and other customized individual reference services. In November 1998 the Company launched a 24 hour Spanish language movie channel called Gran Canal Latino.

Fiscal Year

The Company's fiscal year ends on September 30. US SEARCH.com has a December 31 fiscal year end, however its financial position and results are consolidated herein from October 1 through September 30 of each year. All references to years herein refer to the Company's fiscal year end.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Entities in which the Company holds a 20% to 50% interest are not consolidated, but are accounted for under the equity method. Entities in which the Company holds less than a 20% interest are accounted for under the cost method and included in other assets.
All significant intercompany balances and transactions have been eliminated.

In 1995, the Company formed the 82.5%-owned subsidiary KLC/New City. Since establishment, the Company has consolidated 100% of the net losses of that subsidiary.

In November 1997, the Company acquired 80% of US SEARCH.com and commenced consolidation of its accounts. US SEARCH.com has incurred net losses since acquisition and the Company funded 100% of such losses through its initial public offering (Note 2). The Company recognized 100% of the net losses through June 30, 1999. Subsequent to the public offering, the Company has recognized a minority interest in the net losses and equity of US SEARCH.com proportionate to the 44.8% minority ownership percentage.

In November 1997, the Company established KL/Phoenix, an 80%-owned joint venture for Latin American distribution of film and television programs. In November 1998, the Company established Gran Canal Latino, an 80%-owned joint venture for satellite broadcasting of Spanish and Portuguese language film and television programs. Since establishment, the Company has consolidated 100% of these ventures' net losses.

Reclassifications

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

US SEARCH.com generates revenues by performing various information search services for customers. Revenue is recognized when the results of the search services are delivered to clients. The terms of each sale do not provide for client refunds after search services have been delivered, however, in certain instances, where the clients indicate that the initial search is unsuccessful, US SEARCH.com may perform, at no charge to the client, up to three identical searches during the one year period following their first search. The costs related to such additional searches are recorded in the period of the initial sale and are based upon the estimated number of additional searches. In addition, where clients request to broaden the scope of their fully automated searches, US SEARCH.com may apply up to a portion of the cost of the client's fully automated searches towards the cost of the broader and more extensive searches. The estimated credits are recorded in the period of the initial sale and are based upon the amount estimated to be redeemed by clients. To date, the costs of additional searches and estimated credits to be provided in future periods have not been material.

Advertising Costs

US SEARCH.com's advertising production costs are expensed the first time the advertisement is run. Media costs are expensed in the month the advertising appears. Advertising expense related to US SEARCH.com for fiscal 1999 and 1998 was $15,592,000 and $5,200,000, respectively.

Concentration of Risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited throughout the world with high credit quality financial institutions.

The Company's customers are located throughout the world. For certain revenue streams, the Company does not require guarantee of payment and establishes an allowance for doubtful accounts based upon historical trends and other information. To date, such losses have been within management's expectations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted and Reserved Cash

At September 30, 1999 and 1998, the Company had $ 2,088,000 and $1,988,000,
respectively, in restricted cash related to deposits held at a British bank pursuant to film sale/leaseback transactions, and $2,000,000 which are restricted deposits of US SEARCH.com pledged as collateral on an outstanding letter of credit related to a recent lease of a facility. In addition, the Company has $734,000 in cash collected and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the terms of the Company's credit facility ($66,000 at September 30, 1998).

Allowances for Doubtful Accounts

The Company provides for doubtful accounts based on historical collection experience and periodically adjusts the allowance based on the aging of accounts receivable and other conditions. Receivables are written off against the allowance in the period they are deemed uncollectible.

Accounting for Film and Television Program Costs

The Company capitalizes direct costs incurred to produce a film or television project. The costs include interest expense funded under production loans, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include prints and advertising that is expected to benefit the film in future markets. These costs, including management's estimates of anticipated total costs, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed quarterly and adjusted where appropriate.

Film and television program costs are stated at the lower of unamortized cost or estimated net realizable value. Losses are charged to operations through additional amortization.

Investments in Equity Securities - Cost Method

In April 1999, the Company issued 468,883 shares of common stock with a value of $5,820,000 to The Harvey Entertainment Company ("Harvey") in exchange for convertible preferred stock and detachable warrants. The investment is not subject to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as the Harvey preferred stock is not publicly traded.

The preferred stock is convertible into publicly traded common shares of Harvey and earns mandatory dividends payable in cash or additional shares of Harvey preferred stock. As of September 30, 1999 the Company earned approximately $167,000 of dividends in the form of additional Harvey preferred shares.

The detachable warrants are convertible into Harvey common stock and were fully exercisable at issuance. At September 30, 1999, the Company has warrants exercisable into 388,235 shares of Harvey common stock. The warrants begin to expire in 2005.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are amortized over the shorter of the estimated useful life or the life of the lease. Depreciation and amortization periods by asset category are as follows:

  Equipment................................3 - 10 years
  Furniture and fixtures...................5 -  7 years
  Leasehold improvements...................Shorter of useful life or lease term
  Equipment under capital lease............Shorter of useful life or lease term

Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the Statement of Operations.

Long-Lived Assets

The carrying value of long-lived assets, consisting primarily of investments and property and equipment, is periodically reviewed by management. The Company records impairment losses on long-lived assets when events or circumstances indicate that such assets might be impaired. Measurement of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the long-lived asset to the net carrying value of the long-lived asset.

Participants' Share Payable and Talent Residuals

The Company charges profit participation and talent residual costs to expense in the same manner as amortization of film and television program costs. Payments for profit participations are made in accordance with the participants' contractual agreements. Payments for talent residuals are remitted to the respective guilds in accordance with the provisions of their union agreements.

Production Advances

The Company receives license fees for projects in the production phase. Production advances are generally nonrefundable and are recognized as earned revenue when the film or television program is available for delivery.

International Currency Transactions

The majority of the Company's foreign sales transactions are payable in U.S. dollars. Accordingly, international currency transaction gains and losses included in the consolidated statements of operations for the three years ended September 30, 1999 were not significant.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimated amounts.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based upon the difference on the grant date between the fair value of the Company's common stock and the grant price. Pro forma disclosures reflect stock option grants subsequent to fiscal 1996.

Fair Value of Financial Instruments

The recorded value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, contractual obligations and participants' share payable for talent residuals approximate their fair value due to the relatively short maturities of these instruments. The fair value of notes payable and convertible subordinated debentures approximates the recorded value due to the stated interest rate on such instruments and the indeterminate nature of the value of the convertibility feature of such debt instruments.

Reverse Stock Split

In September 1997 the Company effected a 1-for-6 reverse split of the issued and outstanding shares of common stock. All references to shares outstanding give effect to this reverse stock split as if it had occurred at the beginning of the earliest period presented.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings
(loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares related to options and warrants are excluded from the computation when their effect is antidilutive.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. SFAS No. 130 defines comprehensive income as net income plus all other changes in equity from nonowner sources. The Company had no other comprehensive income items and accordingly net income equals comprehensive income.

Segment Reporting

The company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended September 30, 1999. Comparative fiscal 1998 and 1997 disclosures have been included. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company's management reporting structure provides for two reportable segments.


(2) Subsidiary Public Offering

On June 25, 1999 US SEARCH.com consummated its initial public offering ("offering") and issued 4,500,000 new shares of its common stock to the public. US SEARCH.com obtained $36,109,000 in net proceeds related to the offering. US SEARCH.com is traded on the NASDAQ National Market under the symbol "SRCH."

Concurrent with the offering, the Company exercised warrants to purchase 1,360,173 additional shares of US SEARCH.com common stock for $2,752,000. The Company has no remaining warrants to purchase additional common stock of US SEARCH.com.

In conjunction with the offering, the Company sold 1,500,000 of its shares in US SEARCH.com to the public in exchange for net proceeds of $12,555,000. The Company recognized a $13,148,000 pre-tax gain on the sale of the 1,500,000 shares.

Subsequent to the offering, the Company retains a 55.2% interest in the subsidiary. The Company recognized a $21,018,000 pre-tax gain based on its revised proportionate share in the subsidiary's increased net equity.


(3) Film and Television Program Costs

Film and television program costs consist of the following:


                                                                          September 30,        September 30,
                                                                              1999                 1998
                                                                        ------------------   ------------------
In process or development.........................................          $20,472,000          $10,570,000
Released, net of accumulated amortization.........................           71,027,000           63,203,000
                                                                        ------------------   ------------------
Total.............................................................          $91,499,000          $73,773,000
                                                                        ==================   ==================


Based upon present estimates of anticipated future revenues at September 30, 1999, approximately 70% of the costs related to released films and television programs will be amortized during the three-year period ending September 30, 2002.

The Company capitalized interest of $372,000, $982,000 and $1,429,000 to film and television program costs for the years ended September 30, 1999, 1998, and 1997, respectively. During the same respective periods, $8,154,000, $7,243,000 and $5,456,000 of total interest costs were incurred.


(4)  Investments in Unconsolidated Entities, at Equity

Significant investments in unconsolidated entities are accounted for under the equity method ("equity affiliates"). These entities are principally engaged in the production and distribution of films and television programs. The Company's share of earnings of these equity affiliates is included in income as earned. Investments in equity affiliates at September 30 consist of the following:


                                                      Ownership
                                                       Percentage            1999                 1998
                                                   --------------------------------------    -----------------

  BLT Ventures.....................................       50%              $   808,000          $   827,000
  Cracker Company LLC..............................       50%                5,829,000            5,648,000
  TV First.........................................       50%                  357,000              520,000
  Grendel Productions LLC..........................       25%                2,161,000            2,093,000
  Swing Ventures...................................       50%                1,188,000            1,230,000
  Trick Productions................................       50%                1,047,000                   --
  Others...........................................     20%-50%                655,000              480,000
                                                                        =================    =================
                                                                           $12,045,000          $10,798,000
                                                                        =================    =================

The summarized unaudited information below at September 30 represents an aggregation of the Company's equity affiliates:

Financial Information (unaudited)



    Balance Sheet Data                                                                      1999                  1998
                                                                                       ------------------   -------------------

  Assets..........................................................                         $22,710,000           $30,375,000
  Liabilities.....................................................                           4,133,000             9,238,000
  Net assets......................................................                          18,577,000            21,137,000
  Company's  equity in net assets.................................                         $12,045,000           $10,798,000



      Earnings Data                                                       1999                 1998                  1997
                                                                     -----------------   -------------------   -----------------

  Operating revenues..............................................       $4,229,000           $31,871,000           $24,681,000
  Gross profit....................................................         (293,000)              963,000             4,403,000
  Net (losses) earnings...........................................      $(1,168,000)             $972,000            $4,378,000
  Company's equity in net (losses) earnings.......................        $(520,000)            $(330,000)           $2,189,000


No dividends were received from equity affiliates for the years ended September 30, 1999, 1998, or 1997.

 (5) Credit Agreement and Financing Arrangements

Credit arrangements and borrowings consist of the following:

                                                                                                September 30,       September 30,
                                                                                                     1999               1998
                                                                                              ------------------  -----------------
  Note payable to bank, under a revolving
    credit facility collateralized by
    substantially all Company assets, interest
    at Libor (5.38% at September 30, 1999)
    plus 3%, outstanding principal balance due June 2000............................              $66,455,000         $58,980,000

  Notes payable to banks and/or financial
    institutions consisting of production
    loans principally collateralized by film
    rights, interest at rates from Libor
    (5.38% at September 30, 1999) plus 2% to
    Prime (8.25% at September 30, 1999) plus
    2.5%, and maturities at varying dates through June 2000..........................              16,272,000          13,432,000

  Series A Convertible Subordinated Debentures due December  2000,
    bearing interest at 10% per annum payable June 15 and December 15, net...........                     --               73,000

  Series B Convertible Subordinated Debentures due December 2000,
    bearing interest at 13-3/4% per annum payable monthly, net.......................               1,535,000           3,061,000

  8% Convertible Subordinated Debentures due December  2000,
    interest payable February 1 and August 1, net....................................                 734,000           4,513,000

  9% Convertible Subordinated Debentures due July  2002, interest
    payable January 1 and July 1, net................................................                     --            3,879,000

  Trade notes payable and debt of US SEARCH.com                                                       198,000             739,000
                                                                                             ===================   ================

                     Total credit agreements and financing arrangements                           $85,194,000         $84,677,000
                                                                                             ===================   ================

         Total notes payable.........................................................             $82,925,000         $73,151,000
                                                                                             ===================   ================
         Total convertible subordinated debentures, net of deferred issuance costs...              $2,269,000         $11,526,000
                                                                                             ===================   ================


At September 30, 1999 the Company had a $75,000,000 revolving credit facility with a syndicated group of banks. Chase Manhattan Bank is the agent bank. Unused borrowings on this facility were $1,148,000 at September 30, 1999. The credit facility expires in June 2000. The Company is currently in negotiations to extend the revolving facility beyond its current maturity date, however no agreement has been executed. The credit agreement contains restrictive covenants which include, but are not limited to, limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds, and prohibit the payment of cash dividends and prepayment of most subordinated debt. In addition, the Company must maintain a minimum liquidity level, limit overhead expense and to meet certain financial ratios. The bank could declare an event of default if either of Messrs. Locke or Kushner failed to be the Chief Executive Officer of the Company or if any person or group acquired ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). The Company received a waiver of default due to non-compliance with an overhead covenant for fiscal 1999.

At September 30, 1999, the Company had outstanding $16,272,000 of production loans to consolidated entities from Comerica Bank - California ("Comerica") and Far East National Bank. The unused portion of credit available under these production loans at September 30, 1999 was $671,000. The Company provided $2,100,000 in corporate guarantees for loans to consolidated entities and $400,000 for one loan to an equity affiliate. The guarantees are callable in the event the respective borrower does not repay the loan made by the respective maturity date. Deposits paid by distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the lenders.

In April 1999 the Company called the Series A Debentures for redemption. In May 1999, $49,000 of principal was converted into 6,435 newly-issued shares of common stock at a rate of $7.61 per share, and the remaining $28,000 was redeemed. Approximately $2,000 of capitalized issuance costs were amortized under the straight-line method as interest expense during each of the years ended September 30, 1999 and 1998.

During the year ended September 30, 1999, $1,616,000 of the Series B Debentures principal were converted into 174,382 newly-issued shares of common stock of the Company at a rate of $9.2664 per share. Unamortized discounts were $38,000 at September 30, 1999. Approximately $49,000 and $68,000 of these costs were amortized under the straight-line method as interest expense for the years ended September 30, 1999 and 1998, respectively.

During the year ended September 30, 1999, $3,948,000 of the 8% Debentures principal were converted into 674,873 new-issued shares of common stock at a rate of $5.85 per share. Unamortized discounts were $18,000 at September 30, 1999. Approximately $43,000 and $86,000 of these costs were amortized under the straight-line method as interest expense for the years ended September 30, 1999 and 1998, respectively. The Company has the right to redeem the debentures at a redemption price of 100% of par commencing in February 2000.

During the year ended September 30, 1999, all of the 9% Debentures were converted into 432,495 newly-issued shares of common stock at a rate of $9.48 per share. Approximately $29,000 and $59,000 of capitalized issuance costs were amortized under the straight-line method as interest expense for the years ended September 30, 1999 and 1998, respectively.

The debentures are subordinated to all existing and future senior indebtedness. The term senior indebtedness includes principal and interest on all indebtedness of the Company to banks, insurance companies and similar institutional lenders, and to the public for securities registered under the Securities Act of 1933. Senior indebtedness does not include other debentures, indebtedness to affiliates and indebtedness expressly subordinated to or on parity with the debentures.

Credit arrangements and borrowings are due as follows:



Fiscal Year Ending September 30,                                                                                        Amount
-----------------------------------------------------------------------------------------------------------------------------------

    2000                                                                                                                $82,875,000
    2001                                                                                                                  2,319,000
                                                                                                                   ----------------

      Total                                                                                                             $85,194,000
                                                                                                                   ================


(6)  Income Taxes

Income tax expense (benefit) consisted of the following:


                                                                                           Year Ended September 30,
                                                                              -----------------------------------------------------
                                                                                   1999               1998               1997
                                                                              -----------------   ---------------    --------------
 Current:
 Federal...................................................................         $186,000          $154,000           $   --
 State.....................................................................          540,000            27,000            23,000
                                                                              -----------------   ---------------    --------------

                                                                                     726,000           181,000            23,000

 Deferred:
 Federal...................................................................               --                --               --
 State.....................................................................               --                --               --
                                                                              -----------------   ---------------    --------------


    Total income tax expense ..............................................         $726,000          $181,000           $23,000
                                                                              =================   ===============    ==============


A reconciliation of the statutory Federal income tax rate to the effective rate is presented below:


                                                                                         Year Ended September 30,
                                                                            --------------------------------------------------
                                                                                  1999              1998            1997
                                                                            ----------------   --------------  ---------------

  Statutory Federal income tax rate.........................................      34%                (34)%           (34)%
  Alternative minimum taxes and permanent differences.......................       3                   2              --
  Change in valuation allowance.............................................     (30)                 34              34
  State income taxes, net of Federal tax benefit............................       6                   1               1
                                                                             ----------------   ---------------  --------------

                                                                                  13%                  3 %             1 %
                                                                             =================   ==============  ==============


Significant components of deferred tax assets and liabilities, using enacted tax rates, are as follows:


                                                                                                  At September 30,
                                                                                      ----------------------------------------
                                                                                             1999                 1998
                                                                                      ---------------------  -----------------
      Deferred tax assets:
      Net operating loss carryforwards and credits...............................            $13,589,000        $13,299,000
      Allowance for doubtful accounts and other reserves.........................              1,169,000            695,000
      Deferred film license fees.................................................              1,306,000          1,571,000
      Other temporary differences ...............................................              1,953,000            265,000
      Depreciation...............................................................                 85,000             53,000
      State taxes................................................................                212,000                 --
                                                                                      ---------------------  -----------------

         Total gross deferred assets.............................................             18,314,000         15,883,000
         Valuation allowance.....................................................             (5,432,000)        (7,694,000)
                                                                                      ---------------------  -----------------

         Net deferred tax assets.................................................            $12,882,000        $ 8,189,000
                                                                                      =====================  =================

      Deferred tax liabilities:
      Film amortization..........................................................            $ 5,150,000        $ 7,239,000
      Partnerships...............................................................                 94,000            721,000
      Deferred gain on sale of subsidiary stock..................................              7,638,000                 --
      State taxes................................................................                     --            229,000
                                                                                      ---------------------  -----------------

         Total deferred tax liabilities..........................................            $12,882,000        $ 8,189,000
                                                                                      =====================  =================



In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Due to the uncertainty surrounding the realizability of the net deferred tax assets, a full valuation allowance has been established as management believes that it is more likely than not, based upon available evidence, that the deferred tax assets will not be realized.

Due to the sale of US SEARCH.com common stock in connection with the subsidiary's initial public offering in June 1999, effective July, 1999, US SEARCH.com will no longer join the Company in the filing of a consolidated income tax return. Accordingly, as of September 30, 1999, the Company and US SEARCH.com had net operating loss and tax credit carryforwards as follows:

                                                                           Amount
                                                         --------------------------------------------        Expiration Date
                                                            Kushner-Locke            US SEARCH.com              Beginning
                                                         --------------------     -------------------     ---------------------

NOLs for Federal tax purposes                                  $20,580,000             $14,788,000             Fiscal 2008
NOLs for state tax purposes                                             --               9,198,000             Fiscal 2004
International tax credits                                          122,000                      --             Fiscal 2000
General business credits                                           197,000                      --             Fiscal 2003
Alternative minimum tax credits                                    437,000                      --                 N/A

(7) Warrants and Stock Options

Warrants

A summary of exercisable warrants at September 30, 1999 is as follows:



Warrant Holder                                                           Amount           Exercise Price         Expiration Date
--------------------------------------------------------------------- ----------------    ------------------    ------------------

Allen &Company warrants                                                     500,000           $2.0625           September 2004
Friedman warrants                                                            50,000           $2.0625           September 2004
Friedman consulting warrants                                                 35,000           $1.6875           June 2002
                                                                      ================
                                                                            585,000
                                                                      ================



In 1994, in connection with the 8% Convertible Subordinated Debentures offering, the Company issued warrants to the underwriter to purchase up to $1,643,700 of the aggregate principal amount of the debentures at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustment in certain circumstances. The warrants were fully exercised in fiscal 1999 for $1,775,000 and the Company issued new shares of common stock.

In 1994, in connection with the 9% Convertible Subordinated Debenture offering, the Company issued warrants to the underwriters to purchase up to $505,000 of the aggregate principal amount of the debentures sold at an exercise price equal to 120% of the principal amount of the debentures, subject to adjustments in certain circumstances. The warrants were exercisable through July 1999, when they expired unexercised.

In 1996 the Company had a public offering of 4,750,000 units (the "unit offering"). Each unit consisted of two pre-reverse split shares of common stock and one Class C Redeemable Common Stock Purchase Warrant to purchase one share of common stock, at an exercise price of $6.8625 per share, as adjusted. In connection with the unit offering, the Company issued warrants to the underwriter to purchase 71,167 units at an adjusted exercise price of $19.1825 each (the "Underwriter Warrants"). In addition, the Company issued warrants to a consultant to purchase 47,500 units at the same exercise price (the "Consultant Warrants").

In April 1999, the Company called all Class C Warrants for redemption in May 1999. Included in the redemption were the Class C Warrants issued as a part of the Underwriter Warrants and Consultant Warrants. The Company issued 794,215 shares of common stock and received proceeds of $5,419,000 from the exercise of the Class C Warrants. A total of 14,410 warrants were redeemed at a total cost of $1,441.

In June 1997 the Company issued warrants to I. Friedman Equities, Inc. (the "Friedman consulting warrants") to purchase up to 50,000 shares of common stock. In September 1997, the Company issued additional warrants to I. Friedman Equities, Inc. of 50,000 (the "Friedman warrants"). In August 1999, 15,000 Friedman consulting warrants were exercised.

In September 1997, in connection with a consulting agreement, the Company issued warrants to Allen & Company, Incorporated (the "Allen & Company Warrants") to purchase 500,000 share of common stock. The value assigned to the warrants of $1,339,000 is recorded as consulting expense over the term of the agreement with a portion allocated to the private placement financing consummated in fiscal 1999. For the years ended September 30, 1999 and 1998, the Company recognized consulting expense of $579,000 and $332,000, respectively. The Company will recognize the remaining $230,000 of consulting expense during the year ended September 30, 2000. At September 30,1999, the warrants were fully vested.

Options

In 1989, the Board of Directors approved a stock incentive plan (the "Plan") that covers directors, third party consultants and advisors, independent contractors, officers and other employees of the Company. In April 1999 the stockholders approved an increase in the number of shares of Common Stock reserved for issuance from 1,250,000 shares to 1,820,000 shares. The Plan allows for the issuance of options to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock on the date of grant. Options generally vest over a three year term subject to continued employment or the completion of services rendered, and have a maximum term of ten years. The Company granted options during the year ended September 30, 1999 which resulted in compensation of $150,000. There were no option grants which resulted in compensation expense for the years ended September 30, 1998 or 1997. At September 30, 1999, 1,509 shares remained available for future grant.

The following table summarizes stock option activity for the period from September 30, 1996 to September 30, 1999:


                                                                                                                       Weighted
                                                                                                   Price per            Average
                                                                                  Shares             Share          Exercise Prices
                                                                          ---------------------------------------------------------

  Balance at September 30, 1996......................................             699,519       $1.50 - $11.64           $5.95

  Granted Fiscal 1997................................................             466,673       $1.88 - $ 2.81           $1.97
  Options Expired/Canceled...........................................             (70,833)      $4.50 - $15.18           $7.84
                                                                          --------------------
  Balance at September 30, 1997......................................           1,095,359       $1.50 - $11.64           $4.65

  Granted Fiscal 1998................................................             121,668        $1.50 - $4.00           $2.65
  Options Expired/Canceled...........................................            (112,501)       $2.63 - $6.36           $3.98
  Options Exercised..................................................              (9,000)           $3.75               $3.75
                                                                          --------------------
  Balance at September 30, 1998......................................           1,095,526       $1.50 - $11.64           $2.93

  Granted Fiscal 1999................................................             502,243       $2.97 - $10.25           $4.63
  Options Exercised..................................................            (317,309)      $1.50 -  $6.36           $2.74
                                                                          ====================
  Balance at September 30, 1999......................................           1,280,460       $1.50 - $11.64           $4.42
                                                                          ====================

Additional information with respect to the outstanding options as of September 30, 1999 is as follows:


                                                 Options Outstanding                                       Options Exercisable
                             ---------------------------------------------------------------        -------------------------------
                                                     Weighted Average           Average                                   Average
        Range of                Number of               Remaining              Exercise               Number of           Exercise
    Exercise Prices:             Shares              Contractual Life            Price                 Shares              Price
---------------------------- ------------------    -----------------------    --------------        ----------------    -----------

     $1.50- $3.00                    465,110            7.55 years               $1.95                    277,335           $1.94
     $3.01 - $6.00                   613,332            6.86 years               $4.84                    610,832           $4.84
     $6.01 - $11.64                  202,018            4.71 years               $8.88                    172,018           $9.17
                             ==================                                                     ================
                                   1,280,460                                                            1,060,185
                             ==================                                                     ================



Options exercisable at September 30, 1998 and 1997 were 671,087 and 528,141, respectively. The weighted average exercise price of these exercisable options at September 30, 1998 and 1997 were $4.79 and $6.16, respectively.

The pro forma effects of applying SFAS No. 123 are as follows:

                                                                           Year Ended September 30,
                                                            -----------------------------------------------------
                                                                 1999                1998                 1997
                                                            -----------------    ----------------  --------------
Net earnings (loss)         As reported                     $   4,471,000       $  (6,336,000)      $  (4,369,000)
                                                            =============       =============       =============
                            Pro forma                       $   3,689,000       $  (6,662,000)      $  (4,577,000)
                                                            =============       =============       =============
Earnings (loss) per share   As reported                     $         .38       $        (.69)      $        (.49)
                                                            =============       =============       =============
                            Pro forma                       $         .31       $        (.73)      $        (.51)
                                                            =============       =============       =============

The pro forma disclosure of applying SFAS No. 123 is estimated on the option's date of grant using assumptions of the expected term to exercise, volatility, risk-free rate, and the expected dividend yield. A summary of these assumptions is as follows:

                                                                                                      Dividend
                            Expected Term              Volatility                Risk-free Rate         Yield
                         -------------------       ------------------       ----------------------   -----------
Fiscal 1999                   10 years                71.6%-76.2%                 5.11%-7.09%            0%
Fiscal 1998                   10 years                   71.6%                    5.67%-5.89%            0%
Fiscal 1997                   10 years                   71.6%                    6.22%-6.99%            0%


US SEARCH.com Stock Incentive Plan

US SEARCH.com has a stock incentive plan administered by the US SEARCH.com Compensation Committee. US SEARCH.com has authorized for issuance 2,600,650 options under this plan. At September 30, 1999, 189,820 options issued under this plan are potentially dilutive to the Company's current ownership percentage of 55.2%.

(8) Commitments and Contingencies

Compensation

Messrs. Kushner and Locke entered into employment agreements which expire in March 2004. Those agreements provide for base compensation to each individual of $475,000, $500,000, $525,000, $550,000 and $575,000 in the fiscal years ended
September 30, 2000, 2001, 2002, 2003 and 2004, respectively. The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including $3,500,000 of term life insurance with a split dollar ownership structure and disability insurance for each person

The Company has agreements with twelve other employees and officers of the Company, including consolidated subsidiaries, which provide for annual base salaries each ranging from $150,000 to $400,000, eligibility for options, performance bonuses, and severance payments.

Employee Benefit Plans

The Company participates in various multiemployer defined benefit and defined contribution pension plans under union and industry agreements. These plans include substantially all temporary film production employees covered under various collective bargaining agreements. The Company incurred $425,000, $345,000, and $378,000 of multiemployer plan costs in fiscal 1999, 1998, and 1997, respectively. Such costs are capitalized as a component of film and television programming costs. The Company funds the costs of such plans as incurred.

Leases

The Company and its subsidiaries lease certain facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property.

At September 30, 1999, the future minimum payments under leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                                                Capital              Operating
 Year Ending September 30,                                                                      Leases                Leases
------------------------------------------------------------------------------------------------------------------------------------
     2000................................................................................          $228,000             $1,615,000
     2001................................................................................           193,000              1,884,000
     2002................................................................................            35,000              1,770,000
     2003................................................................................             9,000              1,804,000
     2004................................................................................                --              1,848,000
    Thereafter...........................................................................                --                729,000
                                                                                                 -----------          --------------
  Total minimum future lease rental payments                                                        465,000             $9,650,000
                                                                                                                      ==============
  Less: amounts representing interest                                                               (22,000)
                                                                                                 -----------
  Capitalized lease obligations, included within Contractual obligations in the
    consolidated balance sheet at September 30, 1999.....................................          $443,000
                                                                                                 ==========

Rental expense for all operating leases for the years ended September 30, 1999, 1998 and 1997 was approximately $678,000, $657,000 and $541,000, respectively.

Commitments of US Search.com

US SEARCH.com has several cancelable and noncancelable agreements with data suppliers and various Internet companies. The Company also has cancelable and noncancelable broadcast and cable advertising commitments. At September 30, 1999, the minimum noncancelable payments required under these agreements are approximately :

                 Year ending September 30,                             Amount
                 -------------------------                          -----------
                     2000..........................................  $15,940,000
                     2001..........................................  $ 8,600,000
                     2002..........................................  $ 5,950,000
                     2003..........................................  $ 4,200,000
                     2004..........................................  $ 4,200,000
                     Thereafter....................................  $ 1,050,000


Film and Television Program Production

The Company has certain films and television projects in development (Note 3). The Company routinely makes contractual down payments to acquire film distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable film and video materials and other proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product.

Litigation

The Company is involved in certain legal proceedings and claims arising out of the normal course of business. Management believes the resolution of these matters will not have a material adverse effect upon the Company's results of operations, financial position or cash flows.

(9) Related Party Transactions

In fiscal 1997 and 1998 Messrs. Kushner and Locke each earned annual base compensation of $425,000. In fiscal 1999 Messrs. Kushner and Locke each earned base compensation at an annual rate of $450,000 through March 1999 and $475,000 thereafter. In August 1997, the Company granted to each of Messrs. Kushner and Locke options to purchase 166,666 shares of common stock. In March 1999, the Company granted to each of Messrs. Kushner and Locke 50,000 shares of restricted common stock and accelerated the vesting of 33,333 then unvested stock options. In September 1999, the Company granted to each of Messrs. Kushner and Locke bonuses of $500,000 and options to purchase 100,000 shares of common stock.

The following is a summary of stock and option compensation to each of Messrs. Kushner and Locke for the three year period ended September 30, 1999:


                            Options/Shares                          Vested, net of exercise
     Grant Date                Issued           Exercise Price       at September 30, 1999       Vesting Required
------------------------    ---------------   -------------------   -----------------------      ----------------
August 1997                    83,333              $1.875                 50,000                      (1)
August 1997                    83,333              $1.875                 83,333                      (2)
February 1999                  50,000               N/A                    N/A                        (3)
September 1999                100,000             $4.6875                100,000                      (4)


------------------
(1) Originally vested over five years commencing each anniversary of the grant date. Vesting of options for 33,333 shares was accelerated in March 1999. The difference in intrinsic value of these options between the grant date and the date of accelerated vesting is $277,000.
(2) Achievement of profit targets set by the Board of Directors or the price of the Company's common stock reaching trading prices between $3.00 and $6.00 per share; portions accelerated in March 1999.
(3)  Restrictions removed in June 1999.
(4)  Immediately vested upon grant.

Outside directors each receive annual compensation between $15,000 and $25,000 in cash. The following is a summary of option compensation to outside directors for the three year period ended September 30, 1999

                                                                                        Vested, net of
                                                      Options           Exercise         exercises, at         Vesting
       Holder                  Grant Date              Issued             Price       September 30, 1999       Required
-----------------------    ------------------       -------------    ------------     -------------------     ----------
Irwin Friedman             June 1998                   16,667           $2.8438                5,556             (1)
Irwin Friedman             February 1999               13,333           $7.19                 13,333             (2)
Irwin Friedman             September 1999              13,333           $4.8125               13,333             (2)
Stuart Hersch              August 1997                 16,667           $1.875                16,667             (1)
Stuart Hersch              February 1999               13,333           $7.19                 13,333             (2)
Stuart Hersch              September 1999              13,333           $4.8125               13,333             (2)
Stuart Hersch              September 1999              40,000           $4.8125               40,000             (2)
John Lannan                June 1998                   16,667           $2.8438               11,111             (1)
John Lannan                February 1999               13,333           $7.19                 13,333             (2)
John Lannan                September 1999              13,333           $4.8125               13,333             (2)


------------------
(1) Vests one-third at grant date and one-third over next two anniversaries of the grant date.
(2)  Immediately vested upon grant.

The Company loaned the President and Chief Operating Officer a total of $300,000 in September and October 1996. The loan bears interest at 8% per year and is due through October 2001. Pursuant to his employment contract, during fiscal 1998 and fiscal 1999 $50,000 and $100,000 principal amounts of the loan, respectively, plus interest on such amounts, were forgiven and recorded as additional compensation expense. The unpaid principal balance at September 30, 1999 was $150,000.

During 1989, the Company entered into a consulting agreement with Stuart Hersch, a director of the Company. The agreement is on a month-to-month basis. For the years ended September 30, 1997, 1998 and 1999 the Company recognized $90,000, $90,000 and $71,000 respectively, in consulting expense under this agreement. Mr. Hersch sold 8,333 shares of the Company's common stock in December 1997 at $3.625 per share.

Since 1991 Irwin Friedman, a director of the Company, has rendered financial consulting services to the Company through the firm I. Friedman Equities, Inc. During 1997 in connection with rendering certain services, that firm was granted warrants exercisable for 100,000 shares of common stock (Note 7). For the years ended September 30, 1997, 1998 and 1999 the Company recognized $72,000, $24,000 and $48,000, respectively, in consulting expense under various agreements with that firm. During the year ended September 30, 1999, I. Friedman Equities, Inc. was also paid $62,000 pursuant to a 1996 agreement in connection with the redemption of Class C Common Stock Warrants, and that amount was charged to stockholders' equity.

In December 1994, the Company loaned August Entertainment, Inc. ("August") $650,000 against distribution rights to third party product. August is majority owned by Gregory Cascante, former President of the Company's international film distribution division. The loan bore interest at the lesser of (a) Prime plus 2% or (b) 10%. In January 1999 the loan was assigned to a subsidiary, and was used to reduce pre-existing obligations to August.

From May 1997 to October 1997, Peter Locke (co-chairman of US SEARCH.com and the Company) personally loaned to US SEARCH.com amounts aggregating approximately $397,000 (gross of any repayments which occurred during such period). The loans with interest at 10% per annum were repaid in full. In addition, US SEARCH.com paid approximately $40,000 in consulting fees and interest to Mr. Locke for services rendered through December 31, 1997.

US SEARCH.com loaned approximately $41,000 in 1995, $176,000 in 1996 and $32,000 in 1997, to an existing stockholder and co-founder of US SEARCH.com (the "Stockholder"). US SEARCH.com received repayments of approximately $5,000 in 1995 and $3,000 in 1996 from Stockholder. In June 1997, the Stockholder personally assumed US SEARCH.com's obligations under a $296,000 promissory note payable to a former stockholder of US SEARCH.com (the "Related Loan"). In consideration of the Stockholder's assumption of US SEARCH.com's obligations under the Stockholder Loan, the prior outstanding amounts loaned to this Stockholder were repaid in full and an amount payable to Stockholder was established to the extent the assumption of the Related Loan exceeded loans made to the Stockholder. In September 1998, in connection with US SEARCH.com's amended and restated employment agreement with the Stockholder, US SEARCH.com agreed to assume the Stockholder's obligations on the Related Loan. The assumption resulted in a $296,000 compensation charge recorded in general and administrative expenses in the year ended September 30, 1999.

An affiliate of a former stockholder/executive officer of US SEARCH.com lent this subsidiary $50,000 in December 1996 and $50,000 in May 1997, bearing interest at 20% per annum and payable in six monthly installments of $10,000 each (including interest). US SEARCH.com subsequently defaulted in its obligations under these notes. In January 1998, the notes were restructured providing for the payment of $120,000, including all past and future interest, in 36 equal monthly installments of approximately $3,333 each, beginning in January 1998, and guaranteed by the Company. As of September 30, 1999, US SEARCH.com owed $70,000 under this note.

(10) Segment Information

Prior to fiscal 1998, the Company operated in one business segment, film and television programs. Early in fiscal 1998 the Company obtained controlling interest in US SEARCH.com. The Company subsequently operated in two segments: film and television program production and distribution, and search services related to US SEARCH.com. Each segment is a strategic business unit that offers different products and services. They are managed separately because each requires different investment, technology and marketing strategies. Management evaluates business segment performance based on operating revenues, operating earnings and asset growth.

The film and television program business segment exploits distribution rights in its film and television program libraries, films and television programs produced by the Company or co-produced with equity affiliates, and film and television programs produced by third parties. Products are licensed in both the United States and virtually all international markets.

The search services business segment consists solely of the Company's interest in US SEARCH.com., which provides people search and customized individual reference services. Services are provided almost exclusively to United States customers.

Summarized financial information regarding the Company's business segments is shown in the table below.

                                                            Film and
                                                           television       Search services        Consolidated
                                                         ------------       ---------------        ------------
Fiscal 1999:
Operating revenues                                      $ 34,143,000        $  15,747,000          $ 49,890,000
Gross profit                                                 917,000            9,307,000             9,704,000
Earnings (loss) before income taxes                       16,539,000          (11,342,000)            5,197,000
Total assets                                             154,627,000           30,488,000           185,115,000

Fiscal 1998:
Operating revenues                                        68,261,000            7,869,000            76,130,000
Gross profit                                              10,223,000            4,280,000            14,503,000
(Loss) before income taxes                                (1,419,000)          (4,736,000)           (6,155,000)
Total assets                                             134,319,000            2,786,000           137,105,000

Fiscal 1997:
Operating revenues                                        54,746,000                   --            54,746,000
Gross profit                                               2,662,000                   --             2,662,000
(Loss) before income taxes                                (4,346,000)                  --            (4,346,000)
Total assets                                             124,368,000                   --           124,368,000


Geographic Data

The revenues of equity affiliates are generated worldwide and their operations are principally located in the United States. The table below presents sources of operating revenue by country or territory for the Company and consolidated subsidiaries. Equity affiliates are not included.

                                                                            Year ended September 30.
                                                            -----------------------------------------------------
                                                               1999                 1998                 1997
                                                            -----------          -----------          -----------
United States                                               $33,862,000          $40,251,000          $24,489,000
Germany                                                       4,420,000           12,954,000            5,873,000
France                                                          281,000            2,302,000            1,036,000
Great Britain                                                 1,712,000            1,596,000            1,310,000
Latin America                                                 5,625,000            3,574,000              766,000
Australia                                                       719,000            2,181,000            2,985,000
Japan                                                           637,000            3,077,000            1,985,000
Spain                                                                --            3,289,000            6,347,000
Italy                                                           383,000            3,463,000            1,545,000
Other foreign countries or territories                        2,251,000            3,443,000            8,410,000
                                                            -----------          -----------          -----------
Total revenues                                              $49,890,000          $76,130,000          $54,746,000
                                                            ===========          ===========          ===========

The following table presents film and television program costs and total assets based upon their geographic location:

------------------------------------------------------------------------------------------------------------------------
                                                     United               Latin           Great
                                                     States              America          Britain                Total
                                                   ------------        -----------      -----------          ------------
September 30, 1999:
   Film and television program costs                $89,163,000         $2,508,000       $       --          $ 91,499,000
   Total assets                                     179,864,000          3,163,000        2,088,000           185,115,000

September 30, 1998:
   Film and television program costs                 73,773,000                 --               --            73,773,000
   Total assets                                     132,756,000          2,361,000        1,988,000           137,105,000

September 30, 1997:
   Film and television program costs                 68,507,000                 --               --            68,507,000
   Total assets                                     122,759,000                 --        1,609,000           124,368,000


Customer Concentration

For the year ended September 30, 1999, sales to one United States film and television program customer represented 18% of the Company's consolidated operating revenues. At September 30, 1999, accounts receivable from two customers represented 31% of the Company's consolidated accounts receivable. For the year ended September 30, 1998, sales to two international film and television program customers represented 26% of the Company's consolidated operating revenues. At September 30, 1998, accounts receivable from two customers represented 41% of the Company's consolidated accounts receivable. There were no customer concentrations for the year ended September 30, 1997.

(11) Earnings (Loss) Per Share

The table below reconciles net earnings (loss) and average shares of common stock outstanding to those amounts used to calculate basic and diluted earnings
(loss) per share.


                                                                               Year Ended September 30,
                                                                    ----------------------------------------------
                                                                       1999              1998              1997
                                                                    -----------      -----------       -----------
Numerator:
Numerator for basic earnings per share - earnings (loss)
    available to common stockholders                                $ 4,471,000      $(6,336,000)      $(4,369,000)
  Effect of dilutive securities: interest on convertible debt            60,000             --                --
                                                                    -----------      -----------       -----------
Numerator for diluted earnings per share - earnings (loss)
    available to common stockholders after assumed conversions      $4,531,,000      $(6,336,000)      $(4,369,000)
                                                                    ===========      ===========       ===========
Denominator:
Denominator for basic earnings per share - weighted average
    shares                                                           11,755,000        9,181,000         8,959,000
                                                                    -----------      -----------       -----------
Effect of dilutive securities:
  Employee stock options                                                378,000             --                --
  Warrants                                                              434,000             --                --
  Convertible debentures                                                129,000             --                --
                                                                    -----------      -----------       -----------
  Dilutive potential common shares                                      941,000             --                --
                                                                    ===========      ===========       ===========
Denominator for diluted earnings per share - adjusted weighted
    average shares and assumed conversions                           12,696,000        9,181,000         8,959,000
                                                                    ===========      ===========       ===========
Basic earnings (loss) per share                                     $       .38      $      (.69)      $       (49)
                                                                    ===========      ===========       ===========
Diluted earnings (loss) per share                                   $       .36      $      (.69)      $      (.49)
                                                                    ===========      ===========       ===========

A total of 367,000 shares of common stock representing the potential exercise of options, warrants and the potential conversion of debentures were not included in the calculation of diluted earnings per share for fiscal 1999, as the impact of including such securities would be antidilutive. All options, warrants, and convertible debentures were antidilutive for the years ended September 30, 1998 and 1997.

(12) Fourth Quarter Adjustments

During the fourth quarter of 1997, the Company revised its estimates of future revenues for certain product no longer being produced by the Company. In addition during the fourth quarter of 1997, the Company increased its provision for bad debts. The adjustments to revise estimates of future revenues and increase the allowance for doubtful accounts recorded in the fourth quarter of 1997 amounted to approximately $2,600,000.

(13) Supplemental Cash Flow Information

                                                Year ended September 30,
                             ----------------------------------------------------------------
Cash paid for:                   1999                      1998                     1997
                             ---------------           -------------            -------------
Interest                       $7,436,000               $6,427,000               $4,487,000
Taxes                             $30,000                  $40,000                  $23,000


Fiscal 1997:


o $667,000 of convertible subordinated debentures were converted into 84,562 adjusted shares of common stock.

Fiscal 1998:

o The Company acquired an 80% interest in 800-US Search in exchange for certain guaranties of indebtedness. In conjunction with the acquisition, liabilities assumed were:

                     Fair value of assets acquired              $461,000
                     Cash paid for the capital stock                  --
                     Liabilities assumed                      $2,557,000

o $300,000 of convertible subordinated debentures were converted into 51,282 adjusted shares of common.

Fiscal 1999:

o The Company assigned a note receivable from August of $192,000 to a subsidiary to reduce pre-existing subsidiary obligations to August (Note 9)

o $100,000 of a note receivable from an officer of the Company was forgiven (Note 9).


o    $296,000 in related party notes of US Search.com were forgiven (Note 9).

o The Company issued common stock with a value of $5,820,000 in exchange for convertible preferred stock and detachable warrants in Harvey (Note 1).

o $9,713,000 of convertible subordinated debentures were converted into 1,288,185 adjusted shares of common stock.

o A formerly-consolidated film production subsidiary was deconsolidated as the Company no longer exercised control. The non-cash reduction in assets and liabilities were:

                   Accounts receivable                   $    16,000
                   Film and television program costs     $ 1,810,000
                   Other assets                          $    40,000
                   Accounts payable and accrueds         $    38,000
                   Notes payable                         $ 1,950,000

                            THE KUSHNER-LOCKE COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II


                                        Balance at   Additions Charged
                                       Beginning of    to Costs and     Deductions Due  Balance at End
                                         Period         Expenses        to Write-offs     of Period
                                      -----------------------------------------------------------------
  Allowances for Doubtful Accounts:
     Year Ended 9/30/99               $2,509,000        2,959,000       (2,220,000)      $3,248,000
                                      ==============================================================
     Year Ended 9/30/98               $  925,000        2,118,000         (534,000)      $2,509,000
                                      ==============================================================
     Year Ended 9/30/97               $  693,000        1,310,000       (1,078,000)      $  925,000
                                      ==============================================================


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE KUSHNER-LOCKE COMPANY
                                             (Registrant)
  Dated: December 27, 1999
                                             /s/ DONALD KUSHNER
                                             ----------------------------------
                                             Donald Kushner
                                             Co-Chairman of the Board, Co-Chief
                                             Executive Officer and Secretary
  Dated: December 27, 1999
                                             /s/ ROBERT SWAN
                                             ----------------------------------
                                             Robert Swan
                                             Senior Vice President and Chief
                                             Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dated indicated.

                                              THE KUSHNER-LOCKE COMPANY
                                              (Registrant)
  Dated: December 27, 1999
                                              /s/ PETER LOCKE
                                              ----------------------------------
                                              Peter Locke
                                              Co-Chairman of the Board and
                                              Co-Chief Executive Officer
  Dated: December 27, 1999
                                              /s/ DONALD KUSHNER
                                              ----------------------------------
                                              Donald Kushner
                                              Co-Chairman of the Board, Co-Chief
                                              Executive Officer and
                                              Secretary
  Dated: December 27, 1999
                                              /s/ ROBERT SWAN
                                              ----------------------------------
                                              Robert Swan
                                              Senior Vice President and Chief
                                              Financial Officer
  Dated: December 27, 1999
                                              /s/ ADELINA VILLAFLOR
                                             ----------------------------------
                                              Adelina Villaflor
                                              Controller (Chief Accounting
                                              Officer)
  Dated: December 27, 1999
                                              /s/ IRWIN FRIEDMAN
                                              ----------------------------------
                                              Irwin Friedman
                                              Director

  Dated: December   , 1999

                                             ----------------------------------
                                             Stuart Hersch
                                             Director
  Dated: December 27, 1999
                                             /s/ JOHN LANNAN
                                             ----------------------------------
                                             John Lannan
                                             Director

                                INDEX TO EXHIBITS


     3         Articles of Incorporation (A)
     4.1       Indenture between the Company and National City Bank of
               Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to 10% Convertible Subordinated Debentures Due 2000, Series A (E)
     4.2       First Supplemental Indenture between the Company and National
               City Bank of Minneapolis, as Trustee, dated as of March 15, 1991 pertaining to 10% Convertible Subordinated Debentures Due 2000,
               Series A (F)
     4.3       Indenture between the Company and National City Bank of
               Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to 133*4% Convertible Subordinated Debentures Due 2000, Series B
               (E)
     4.4       Warrant agreement between the Company and City National Bank, as
               Warrant Agent, dated as of March 19, 1991 pertaining to Common
               Stock Purchase Warrants (F)
     4.5       Warrant agreement dated September 5, 1997 between the Company and
               Allen & Company Incorporated.(U)
     4.6       Warrant agreement dated September 5, 1997 between the Company and
               I. Friedman Equities, Inc. (U)
     4.7       Warrant Agreement dated June 27, 1997 between the Company and I.
               Friedman Equities, Inc.(U)
    10.1       Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Donald Kushner. (W)
    10.1.1     First Amendment to Amended and Restated Employment Agreement
               dated March 2, 1999 between the Company and Donald Kushner.
    10.2       Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Peter Locke. (W)
    10.2.1     First Amendment to Amended and Restated Employment Agreement
               dated March 2, 1999 between the Company and Peter Locke.
    10.3       1988 Stock Incentive Plan of the Company (A)
    10.4       Form of Indemnification Agreement (A)
    10.5       Kushner-Locke Shareholders' Cross-Purchase Agreement dated as of
               October 1, 1988 between and among Donald Kushner, Rebecca Hight,
               Peter Locke, Karen Locke, Peter Locke Productions, Inc. and
               Twelfth Street Limited (A)
    10.5.1     Amendment dated as of May 14, 1992 to the Kushner-Locke
               Shareholders' Cross-Purchase Agreement dated as of October 1,
               1988 between and among Donald Kushner, Rebecca Hight, Peter
               Locke, Karen Locke, Peter Locke Productions, Inc. and Twelfth
               Street Limited (I)
    10.6       Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen
               Locke, Peter Locke Productions, Inc. and Twelfth Street
               Limited (A)
    10.6.1     Amendment dated May 14, 1992 to the Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions,
               Inc. and Twelfth Street Limited (I)
    10.12      Lease Agreement, dated as of November 1989, between the Company and 11601 Wilshire Associates (G)
    10.12.1    Amended Lease Agreement (G)
    10.12.2    Lease Agreement by and between Arden Realty Limited Partnership and the Kushner-Locke Company as of August 13, 1999
    10.16      Warrant Agreement between the Company and Chatfield Dean &
               Co., Inc. dated as of November 13, 1992 (J)
    10.19      Fiscal Agency Agreement dated March 10, 1994 between and among the Company, Bank America National Trust Company and Bank of
               America National Trust and Savings Association (K)
    10.19.1    Side letter between the Company and BankAmerica Trust Company to the Fiscal Agency Agreement dated March 10, 1994 between and among the Company, BankAmerica Trust Company and Bank of America
               National Trust and Savings Association (K)
    10.20      Warrant Agreement dated March 10, 1994 between the Company and
               RAS Securities Corp. (K)
    10.21      Warrant Agreement dated March 10, 1994 between the Company and
               I. Friedman Equities, Inc. (K)
    10.22      Fiscal Agency Agreement dated July 25, 1994 between and among the Company, Bank America National Trust Company and Bank of
               America National Trust and Savings Association (L)

    10.27 Loan and Security Agreement dated December 1, 1994 between the Company and August Entertainment, Inc., and Guarantees between the Company, August Entertainment, Inc. and the Allied Entertainments Group PLC and certain of its subsidiaries (M)
    10.44      Amendment to the 1988 Stock Incentive Plan dated May 17,
               1994 (Q)
    10.56 Letter Agreement, dated as of April 12, 1996, by and among The Kushner-Locke Company, Chemical Bank and Chase
               Securities Inc. (T)
    10.57 Credit, Security, Guaranty and Pledge Agreement, dated as of June 19, 1996, among The Kushner-Locke Company, the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank, N.A., (formerly Chemical Bank) as Agent, and as Fronting Bank for the lenders (the "Credit Agreement") (T)
    10.58 Employment Agreement dated September 14, 1996 between The Kushner-Locke Company and Bruce St. J Lilliston (V)
    10.59 Loan and Security Agreement dated March 1, 1996 between The Kushner-Locke Company and its subsidiaries and Banque Paribas, Los Angeles Agency (V)
    10.61      Waiver of Section 6.17 Overhead Expenses of the Credit
               Agreement, dated as of . (V)
    10.62 Amendment No. 5 dated as of December 22, 1997 to the Credit Agreement. (W)
    10.63      Amendment No. 6 dated as of May 13, 1998 to the Credit
               Agreement. (X)
    10.64      Amendment No. 7 dated as of December , 1998 to the Credit
               Agreement. (Y)
    10.65 Waiver of Section 6.17 Overhead Expenses of the Credit Agreement, dated as of December 9, 1999.
    23.1       Consent of PricewaterhouseCoopers LLP
    23.2       Consent of KPMG LLP
    27.        Financial Data Schedule
-----------

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

(Y) Incorporated by reference from the Exhibits to the Company's Report on Form 10-K for the fiscal year ended September 30, 1999.