Form 10-K/A
period 1999-09-30
KUSHNER LOCKE CO
filed 2000-01-28
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                         ________________________

                               FORM 10-K/A
                        _________________________

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

Total number of pages: 84.  Exhibit index begins on page 80.

The undersigned registrant (the "Registrant") hereby amends its Annual Report on Form-K for the fiscal year ended
September 30, 1999 (the "Report") as follows:

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

Films with theatrical releases (which generally may continue for several months domestically) typically are made available for release in other media as follows:

Market              Months After Theatrical Release   Approximate Release Period
--------------------------------------------------------------------------------
Domestic home video               4 - 6 months                 6 months
Domestic pay-per-view             6 - 9 months                 3 months
Domestic pay cable               10 - 18 months             12 - 21 months
Domestic network or basic cable  30 - 36 months             18 - 36 months
Domestic syndication             30 - 36 months              3 - 15 years
International theatrical             ---                     4 - 6 months
International home video          6 - 12 months                6 months
International television         18 - 24 months            18 months - 10 years

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

The following films were released or delivered by the Company or its joint ventures in fiscal 1999:

  Picture             Initial Media    Delivery/Release Date    Principal Talent
--------------------------------------------------------------------------------
  Ringmaster            Theatrical         November 1998          Jerry Springer
  One Man's Hero        Theatrical         June 1999               Tom Berenger
  But I'm A Cheerleader Theatrical         June 1999             Natasha Lyonne,
                                                                     Clea DuVall

The following films are currently scheduled for release or delivery by the Company in fiscal 2000:

               Picture                            Expected Initial Media
              --------------------------------------------------------------
               Picking Up The Pieces                       Theatrical
               The St. Francisville Experiment             Theatrical

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

The following table summarizes the Company's television programming for fiscal 1999, the type of program and the network or other medium where such programming initially exhibited or will exhibit:

      Title                       Type of program             First Exhibition
      ------------------------------------------------------------------------
      Killer App                Pilot of a one hour Series          Fox
      Criminal Minds            Pilot of a one hour Series          CBS
      Mambo Cafe                  Television Movie                 Cable
      Freeway II: Confessions
        of a Trickbaby            Television Movie                 Cable
      The Last Producer           Television Movie                 Cable

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

The following table sets forth potential television programming in various stages of development and the potential network or other medium to which each may be delivered, if known:

               Working Title                             Type of Program
            ---------------------------------------------------------------
              They Nest                                Cable Premiere
              Vlad the Impaler                         Cable Premiere
              Aliens Ate My Homework             Movie-of-the-Week (Showtime)
              Coast Guard                           One Hour Drama (ABC)

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

          Title                                              First Exhibition
         ---------------------------------------------------------------------
          ABOUT SARAH                                        TELEVISION
          ADVENTURE EXPRESS                                  HOME VIDEO
          ALIEN ABDUCTION: INTIMATE SECRETS                  HOME VIDEO
          ALIEN ARSENAL                                      HOME VIDEO
          ALIENS IN THE WILD WILD WEST                       HOME VIDEO
          ANDRE                                              THEATRICAL
          ANDROMINA: THE FANTASY PLANET                      HOME VIDEO
          ANGEL EYES                                         HOME VIDEO
          ANGEL IN TRAINING                                  HOME VIDEO
          ANGEL OF PASSION                                   HOME VIDEO
          ANGRY DOGS                                         TELEVISION
          ANIMALYMPICS                                       THEATRICAL
          BABYSITTERS                                        HOME VIDEO
          BACKLASH: OBLIVION 2                               HOME VIDEO
          BARE EXPOSURE                                      HOME VIDEO
          BASIL                                              THEATRICAL
          BEACH BABES FROM BEYOND                            HOME VIDEO
          BEOWULF                                            THEATRICAL
          BIKINI DRIVE-IN                                    HOME VIDEO
          BIKINI HOE DOWN                                    HOME VIDEO
          BIKINI SUMMER 3: SOUTH BEACH HEAT                  HOME VIDEO
          BIKINI TRAFFIC SCHOOL                              HOME VIDEO
          BILLY LONE BEAR                                    TELEVISION
          BIMBO MOVIE BASH                                   HOME VIDEO
          BLACK AND WHITE                                    PAY CABLE
          BLONDE HEAVEN                                      HOME VIDEO

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

Television Movies and Mini-Series

          Title                                             First Exhibition
       ----------------------------------------------------------------------
          A Husband, A Wife and A Lover                     CBS
          Aladdin                                           International
          Candles in the Dark                               Family Channel
          Carolina Skeletons                                NBC
          Child in the Night                                CBS
          City Boy                                          CBS
          Confessions: Two Faces of Evil                    NBC
          Dangerous Intentions                              CBS
          Echo                                              ABC
          Every Woman's Dream                               CBS
          Family Pictures (4 hours)                         ABC

          Father and Son: Dangerous Relations               NBC
          Fire in the Dark                                  CBS
          Getting Gotti: The Diane Giacalone Story          CBS
          Glory Years (6 hours)                             HBO
          Good Cops, Bad Cops                               NBC
          Innocent Victims (4 hours)                        NBC
          Jack Reed: A Search For Justice                   NBC
          Jack Reed: A Killer Amongst Us                    NBC
          Jack Reed: Death and Vengeance                    NBC
          JFK: Reckless Youth (4 hours)                     ABC
          Kiss Shot                                         CBS
          Lady Killer                                       CBS
          Liberace: Behind the Music                        CBS
          Murder C.O.D.                                     NBC
          Overruled                                         NBC
          Princess in Love                                  CBS
          Sins of the Mother                                CBS
          Sweet Bird of Youth                               NBC
          Then There Were Giants (4 hours)                  NBC
          To Save the Children                              CBS
          Unlikely Angel                                    CBS
          Your Mother Wears Combat Boots                    NBC

Television Series/Game Shows

       Title                        Episodes Produced     First Exhibition
     ---------------------------------------------------------------------------
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


2. Properties

The Company leases approximately 23,000 square feet of office space on the 20th and 21st floors at 11601 Wilshire Boulevard, Los Angeles, California under a lease agreement recently extended through June 2005. The minimum annual rent under the lease currently is $528,000 but will increase in fiscal 2000 and beyond. The Company's subsidiary, US SEARCH.com, leases approximately 8,000 square feet of office space in Beverly Hills, California under a lease agreement through February 2000. The minimum annual rent under the lease is $188,000. US SEARCH.com recently entered into a five year lease for approximately 52,500 square feet of office space in Marina Del Rey, California commencing in December 1999. The minimum annual rent under that lease will be $1,006,000.

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

None.

                                   PART II

5. Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "KLOC." Additionally, the stock is listed on the Pacific Stock Exchange under the symbol "KLO." The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the NNM, for the periods indicated:

           Common Stock                                  High       Low
           ------------                               --------------------
     Fiscal 1998
First Quarter (ended December 31, 1997)                 $5.25      $2.44
Second Quarter (ended March 31, 1998)                   $3.19      $1.75
Third Quarter (ended June 30, 1998)                     $3.78      $1.75
Fourth Quarter (ended September 30, 1998)               $5.13      $2.44

    Fiscal 1999
First Quarter (ended December 31, 1998)                 $8.38      $1.63
Second Quarter (ended March 31, 1999)                   $16.00     $7.00
Third Quarter (ended June 30, 1999)                     $21.63     $4.88
Fourth Quarter (ended September 30, 1999)               $8.75      $3.03

    Fiscal 2000
First Quarter (through December 14, 1999)               $5.63      $3.56

On December 14, 1999, the last sale price for the Common Stock as reported on the NNM was $3.97. On November 30, 1999, there were approximately 596 record holders.

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

Condensed Consolidated Statement of Operations Data:

                                               Year Ended September 30,
                                   ---------------------------------------------
                                       (in thousands, except per share data)

                                   1999(1)   1998(1)   1997      1996     1995
                                    -------  -------  -------  -------  -------
Operating revenues                  $49,890  $76,130  $54,746  $80,157  $20,407
Costs relating to operating
 revenues                           (39,666) (61,627) (52,084) (70,648) (17,404)
Selling, general and administrative
 expenses                           (31,186) (12,028)  (4,023)  (3,096)  (3,388)
Provision for doubtful accounts.     (2,959)  (2,118)  (1,310)    (499)    (450)
                                    -------  -------  -------  -------  -------
Earnings (loss) from operations     (23,921)     357   (2,671)   5,914     (835)
Equity in earnings (losses) of
 unconsolidated entities               (520)    (330)   2,189      --       --
Gain on sale of interest in
 subsidiary                          13,148      --       --       --       --
Gain on issuance of stock by
 subsidiary                          21,018      --       --       --       --
Interest and dividend income            687       79      163      198      300
Interest expense                     (7,782)  (6,261)  (4,027)  (4,027)  (3,409)
Interest expense related to bridge
 note financing                         --       --       --      (943)     --
                                    -------  -------  -------  -------  -------
Earnings (loss) before minority
 interest, income taxes and
 extraordinary item                   2,630   (6,155)  (4,346)   1,142   (3,944)
Minority interest in subsidiary
 net  losses                          2,567      --       --       --       --
                                    -------  -------  -------  -------  -------
Earnings (loss) before income
 taxes  and extraordinary item        5,197   (6,155)  (4,346)   1,142   (3,944)
Income taxes                           (726)    (181)     (23)     (47)     (31)
                                    -------  -------  -------  -------  -------
Earnings (loss) before
 extraordinary  item                  4,471   (6,336)  (4,369)   1,095   (3,975)
Extraordinary item: costs
 associated  with repayment of
 credit facility                        --       --       --      (365)     --
                                    -------  -------  -------  -------  -------
Net earnings (loss)                  $4,471  ($6,336) ($4,369)    $730  ($3,975)
                                    =======  =======  =======  =======  =======
Basic earnings (loss) per
 share (2):
  Before extraordinary item           $.38     ($.69)   ($.49)    $.16    ($.75)
  Extraordinary item                   --        --       --      (.05)     --
                                    -------  -------  -------  -------  -------
  Net earnings (loss)                 $.38     ($.69)   ($.49)    $.11    ($.75)
                                    =======  =======  =======  =======  =======
Diluted earnings (loss) per
 share (2):
  Before extraordinary item           $.36     ($.69)   ($.49)    $.16    ($.75)
  Extraordinary item                   --        --       --      (.05)     --
                                    -------  -------  -------  -------  -------
  Net earnings (loss)                 $.36     ($.69)   ($.49)    $.11    ($.75)
                                    =======  =======  =======  =======  =======
Weighted average common shares
 outstanding (2)                    11,755     9,181    8,959    6,668    5,286
                                    =======  =======  =======  =======  =======

Condensed Consolidated Balance Sheet Data:

                                                   September 30,
                                 -----------------------------------------------
                                                   (In thousands)

                                   1999(1)   1998(1)   1997      1996     1995
                                    -------  -------  -------  -------  --------
Cash and cash equivalents  (3).     $36,434   $3,309  $16,791  $11,636   $4,301
Accounts receivable, net             30,030   40,418   27,696   22,885    7,864
Film and television program
 costs, net                          91,499   73,773   68,507   58,463   73,716
Investments in unconsolidated
 subsidiaries                        12,045   10,798    5,326    1,495      --
Total assets                        185,115  137,105  124,368  100,152   88,952
Notes payable and other
 indebtedness                        85,194   84,677   74,278   53,520   46,143
Total liabilities                   112,790  111,639   93,232   65,902   69,745
Stockholders' equity                 60,745   25,466   31,136   34,250   19,207
                                    =======  =======  =======  =======  =======

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

US Search.com. In November 1997, the Company acquired an 80% interest of US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 the Company sold shares of US SEARCH.com and US SEARCH.com completed an initial public offering which resulted in the Company's ownership position declining to 55.2%. Since its acquisition, US SEARCH.com's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of Search has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new business segment. Since such acquisition, the Company has consolidated $23,616,000 of revenues and $16,078,000 of net losses attributable to US SEARCH.com. US SEARCH.com has significantly higher gross profit margins than the film and television program segment. Management's strategy is to enhance US SEARCH.com's brand awareness and market position through increased advertising and distribution and marketing alliances. As an expected result of increases in revenues trailing such increases in expenditures, the Company believes that US SEARCH.com will continue to adversely affect the Company's consolidated results of operations for the foreseeable future. See Note 10 of Notes to Consolidated Financial Statements.

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


Results of Operations

Comparison of Fiscal Years Ended September 30, 1999 and 1998

The following tables provide the dollar and percentage changes in operating results by segment and in total for fiscal 1999 versus fiscal 1998:

                                      $000                          %
                          ----------------------------- ------------------------
                            Film                          Film
                           and TV     Search    Consol.  and TV  Search  Consol.
                          ---------  --------  --------  ------  ------  -------
Operating revenues        ($34,118)   $7,878  ($26,240)   (50)%   100%    (34)%
Costs relating to
 operating revenues       ($24,812)   $2,851  ($21,961)   (43)%    79%    (36)%
Gross profit               ($9,306)   $5,027   ($4,279)   (91)%   118%    (30)%
Selling, general and
 administrative expenses    $4,168   $14,990   $19,158     91%    202%    159%
Provision for doubtful
 accounts                     $390      $451      $841     28%     61%     40%
Earnings (loss) from
 operations               ($13,864) ($10,414) ($24,278)    NM     268%     NM

___________________________________
  NM - not meaningful

The Company's operating revenues for fiscal 1999 decreased ($26,240,000) (34%) from fiscal 1998. The decrease resulted from a ($34,118,000) or (50%) decline in film and television licensing revenues due primarily to a decline in the delivery and/or availability of films and television programs. Television program revenues declined $18,000,000 as episodic deliveries to networks concluded in fiscal 1998. Also seven larger feature films were delivered during fiscal 1999 in comparison to 25 moderate-sized feature films delivered or available in fiscal 1998. Partially offsetting this decrease was a $7,878,000 or 100% increase in revenues from US SEARCH.com versus 1998. This increase was attributable to increased marketing and advertising expenditures. See Note 10 to the consolidated financial statements for revenue information by territory and for significant customers.

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

In various stages of production for the Company's fiscal 2000 distribution slate are Picking Up The Pieces starring Woody Allen, The St. Francisville Experiment, They Nest starring Dean Stockwell, John Savage and Thomas Calabro, and Vlad the Impaler.

Costs relating to operating revenues during fiscal 1999 decreased ($21,961,000) (36%) as compared to fiscal 1998. As a percentage of operating revenues, costs relating to operating revenues were 80% for fiscal 1999 in comparison to the 81% rate for fiscal 1998. Film and television costs declined 43%, which was less than the revenue decline principally because management reduced its estimates of likely future revenues on several released titles in fiscal 1999. US SEARCH.com costs increased 79%, which was less than the revenue increase as Internet-sourced revenues were less costly to provide to consumers.

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

Selling, general and administrative expenses increased $19,158,000 or 159% for fiscal 1999 from fiscal 1998. The increase in such expenses is principally due to a $10,392,000 (200%) increase in US SEARCH.com advertising expenses and a $3,392,000 (122%) increase in US SEARCH.com administrative expenses. As a percentage of US SEARCH.com's net revenues, advertising and marketing expenses increased to approximately 99% for fiscal 1999, from approximately 67% for fiscal 1998. This increase is primarily attributable to an increase in the level of Internet-based advertising. As a percentage of net revenues, general and administrative expenses increased to approximately 64% for fiscal 1999, from approximately 16% for fiscal 1998. This increase in general and administrative expenses in absolute dollars is primarily attributable to the cost associated with the hiring of additional management and administrative personnel in 1999. Also included in US SEARCH.com's 1999 selling, general and administrative expenses is $1,834,000 of US SEARCH.com non-cash director and officer stock option costs in connection with options granted in fiscal 1999. No options were granted in fiscal 1998. Also included in fiscal 1999 expenses are $1,499,000 of bonuses to the Co-Chairmen and Co-Chief Executive Officers, the President and Chief Operating Officer, and the Chief Financial Officer. A $50,000 bonus to the President and Chief Operating Officer was included in fiscal 1998 expenses.

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


Comparison of Fiscal Years Ended September 30, 1998 and 1997

The following tables provide the dollar and percentage changes in operating results by segment and in total for fiscal 1998 versus fiscal 1997:

                                      $000                          %
                           ---------------------------   -----------------------
                            Film                          Film
                           and TV    Search    Consol.   and TV  Search  Consol.
                           -------   -------  --------   ------  ------  -------
Operating revenues         $13,515    $7,869   $21,384     25%    NM       39%
Costs relating to
 operating revenues         $5,954    $3,589    $9,543     11%    NM       18%
Gross profit                $7,561    $4,280   $11,841    284%    NM      445%
Selling, general and
 administrative expenses      $574    $7,431    $8,005     14%    NM      199%
Provision for doubtful
 accounts                      $73      $735      $808      6%    NM       62%
Earnings (loss) from
 operations                 $6,914   ($3,886)   $3,028    259%    NM      113%

_______________________

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

The Company reported a net loss of ($6,336,000) ($0.69 per basic and diluted share) for fiscal 1998 as compared to a net loss of ($4,369,000) ($0.49 per basic and diluted share) for the fiscal year ended September 30, 1997. Weighted number of common shares for the compared fiscal years were 9,181,000 in 1998 and 8,959,000 in 1997. The fiscal 1998 net loss resulted primarily from consolidating US SEARCH.com operations into the Company's financial statements. In addition, the Company's film and television business experienced a change in product mix in fiscal 1998, including the release of low profit margin titles formerly distributed by Conquistador which generated $15,689,000 of revenues but only $424,000 of gross profit.


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

 The Company's film and television program operations, and operations of US SEARCH.com are capital intensive. The June 1999 initial public offering of US SEARCH.com financed that subsidiary's capital needs. While the Company is not contractually obligated to finance US SEARCH.com, from time to time the Company may consider doing so out of its capital resources. The Company has funded its working capital requirements through receipt of third party domestic and international licensing payments as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the expansion of the Company's international distribution business, the establishment of its feature film division and its Internet and direct marketing subsidiary US SEARCH.com have significantly increased the Company's working capital requirements and use of related production loans. The amount available under the credit facility as of December 17, 1999 was $3,906,000. The Company experienced net negative cash flows of ($38,145,000) from operating activities primarily resulting from the Company's operating expenditures exceeding operating receipts at the Company and its subsidiary US SEARCH.com. This was offset by net cash of $58,324,000 provided by financing activities from production loans, greater usage of the Company's revolving line of credit, and receipt of proceeds from the US SEARCH.com initial public offering. Net unrestricted cash increased by $30,357,000 to $31,612,000 on September 30, 1999. On
December 16, 1999 the Company and its subsidiaries held more than $23,000,000 in net unrestricted cash. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

Credit Facility

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights. In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow production funding after a required Company equity participation. Loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (6.46% as of December 17, 1999) plus 3% or (ii) at the Alternate Base Rate (which is the greater of (a) Chase's Prime Rate (8.5% as of December 17, 1999), (b) Chase's Base CD Rate (6.44% as of December 17, 1999) plus 1% or (c) the Federal Funds Effective Rate (5.54% as of December 17, 1999) plus 1/2%) plus 2%.
The Company pays an annual commitment fee of .5% of the unused portion of the credit line. As of December 16, 1999, the Company had drawn down $64,094,000 under the credit facility out of a total net borrowing base availability of $68,000,000. Also on that date, the Company held over $23,000,000 of unrestricted cash and over

$4,000,000 of restricted cash.

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

On June 25, 1999, the Company's subsidiary US SEARCH.com consummated an initial public offering of newly-issued common stock. The subsidiary sold 4,500,000 newly-issued shares and obtained $36,109,000 of net proceeds. Also on June 25, 1999 the Company sold 1,500,000 shares out of its holdings of US SEARCH.com common stock and obtained $12,555,000 of net proceeds. The Company retains a 55.2% interest in the subsidiary and continues to consolidate the subsidiary in the accompanying financial statements. The Company recognized a $13,148,000 pre-tax gain on the sale of the 1,500,000 shares and a $21,018,000 gain on the increased value of its proportion of the net equity of the subsidiary.

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

The table below shows production loans as of September 30, 1999:

                                                              Kushner-
                        Original                               Locke
Film or                   Loan        Amount     Weighted    Corporate   Present
Company        Lender    Amount    Outstanding   Interest    Guaranty   Maturity
--------------------------------------------------------------------------------
Susan's Plan  Comerica  $4,625,000    $2,529,000  Prime+1    $600,000 6/30/2000
Ringmaster    Comerica   4,200,000     1,099,000  Prime+1%    800,000 12/31/1999
Mambo Cafe    Far East   1,400,000       743,000  Prime%          --  4/30/2000
Picking Up                                          +1.5%
  The Pieces  Comerica  12,000,000    10,544,000  Prime+1%    700,000 3/31/2000
The Last
  Producer    Far East   1,626,000     1,285,000  Prime+1%        --  6/30/2000
Conquistador  Comerica         --(1)      72,000                  --
                       -----------   -----------           ----------
                       $23,851,000   $16,272,000           $2,100,000
                       ===========   ===========           ==========
</TABLE
___________________
(1) assumed from former employee.

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


US SEARCH.com has several cancelable and noncancelable agreements with various data suppliers,Internet companies and advertisers. At September
30, 1999, the minimum noncancelable payments required under these agreements are approximately $15,940,000, $8,600,000, $5,950,000,
$4,200,000, $4,200,000 and $1,050,000 for 2000, 2001, 2002, 2003, 2004
and thereafter, respectively. The Company expects US SEARCH.com to increase its Internet and television advertising of US SEARCH.com's services. As a result, US SEARCH.com's net losses may continue to increase. Such lossess would adversely impact the Company's consolidated results of operations, however the Company is not obligated to fund any US SEARCH.com operating cash flow deficiencies.


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



                                    PART III

Item 10.  Directors and Executive Officers of Registrant


Executive Officers and Directors

Directors of the Company are elected annually by the shareholders to serve for a term of one year or until their successors are duly elected and qualified. Officers are elected by the Board of Directors and serve at the Board's pleasure. Set forth below is certain information concerning each person who was an executive officer or director of the Company as of September 30, 1999.


                             Director
       Name             Age    Since     Position
--------------------------------------------------------------------------------
Peter Locke             56     1983   Co-Chairman and Co-Chief Executive
                                        Officer; Director
Donald Kushner          54     1983   Co-Chairman, Co-Chief Executive
                                        Officer and Secretary; Director
Irwin Friedman*         65     1998   Director
Stuart Hersch*          48     1989   Director
John Lannan*            53     1998   Director
Bruce St. J. Lilliston  47      --    Chief Operating Officer and
                                        President
Robert Swan             52      --    Senior Vice President and Chief
                                        Financial Officer

______________________
*   Member of Audit Committee and Compensation Committee

Background of Executive Officers and Directors

The business experience, principal occupations and employment of each of the directors and executive officers of the Company, for at least the past five years, are as follows:

Peter Locke co-founded the Company with Donald Kushner in 1983 and currently serves as Co-Chairman and Co-Chief Executive Officer of the Company. Mr. Locke has served as executive producer on substantially all of the Company's productions since its inception. Prior to 1983, Mr. Locke produced several prime-time television programs, including two years of the Stockard Channing Show and the NBC television mini-series The Star Maker, starring Rock Hudson. Mr. Locke also produced two made-for-television movies telecast on CBS and the films The Hills Have Eyes Parts I and II. Mr. Locke is Co-Chairman of the board of directors of US SEARCH.com.

Donald Kushner co-founded the Company with Peter Locke in 1983 and currently serves as Co-Chairman, Co-Chief Executive Officer and Secretary. Mr. Kushner has served as executive producer on substantially all of the Company's productions since its inception. Mr. Kushner was the producer of Tron, a 1982 Walt Disney theatrical film starring Jeff Bridges, which was nominated for two Academy Awards. Mr. Kushner is Co-Chairman of the board of directors of US SEARCH.com.

Irwin Friedman has served as a director of the Company since 1998. Mr. Friedman is President of I. Friedman Equities, Inc., a corporate financial services firm, which he founded more than twenty years ago. Since 1991 Mr. Friedman has rendered financial consulting services to the Company through I. Friedman Equities, Inc. Mr. Friedman was responsible for introducing the Company to various investment banking firms, and has advised and assisted the Company with various corporate financing and other transactions. Mr. Friedman is a director of Recoton Corporation, a consumer electronics company.

Stuart Hersch has served as a director of the Company since 1989.
Since 1996, Mr. Hersch has been a consultant to several entertainment companies. In 1996, Mr. Hersch became a consultant to the Company. Mr. Hersch assists the Company in analyzing potential strategic acquisitions and provides the Company consulting services in connection with the Company's infomercial operations. From 1990 to 1996, Mr. Hersch was President of the WarnerVision Entertainment division of Atlantic Records, a subsidiary of Time-Warner, Inc. From 1988 to 1989, Mr. Hersch was Chairman of Hersch Diener & Company, an independent consulting firm. From 1983 to 1987, Mr. Hersch was the Chief Operating and Chief Financial Officer of King World Productions, Inc.

John Lannan has served as a director of the Company since 1998. Mr. Lannan is the President of Brentwood Partners, Inc., a mortgage banking company. From 1995 to 1998 Mr. Lannan was Vice President of Westco Real Estate Finance Corp., a mortgage banking company. Previously he was Vice-Chairman of Hollingsworth & Lord, a mortgage banking company. Mr. Lannan is a director of Centennial Bank and of Orange County Bancorp, treasurer of the Lannan Foundation, a not-for-profit organization, and is a member of the California Bar.

Bruce St.J Lilliston became President and Chief Operating Officer of the Company in October 1996. Prior to joining the Company, Mr. Lilliston practiced entertainment law for 19 years. He represented the Company in various transactions for the two years preceding his appointment as Company President and Chief Operating Officer. Mr. Lilliston served as an arbitrator for the American Film Marketing Association, and also served a special master for the Los Angeles Superior Court. He graduated from the University of Chicago Law School in 1977, where he was an associate editor of the University of Chicago Law Review. He received his bachelor of arts degree with honors from Brown University in 1974. Mr. Lilliston was a partner in the law firm of Paul, Hastings, Janofsky & Walker from 1989 to 1991, where he was managing partner of that firm's entertainment finance and transactions practice.

Robert Swan joined the Company as Controller in October 1996. In May 1997 Mr. Swan was appointed Chief Financial Officer and in May 1998 became Senior Vice President and Chief Financial Officer. Prior to assuming the Chief Financial Officer role for the Company, Mr. Swan had been Chief Financial Officer of AVI Entertainment Group, Inc., a music publishing and distribution company since 1994. Mr. Swan is a Certified Public Accountant and holds an MBA in finance and accounting from the University of California at Los Angeles.

Directors who are also executive officers of the Company do not receive any additional compensation for serving as members of the Board of Directors or any committee thereof. Peter Locke and Donald Kushner receive no compensation for serving as a member of the Board of Directors. Irwin Friedman and Stuart Hersch receive $25,000 annually each, and John Lannan receives $15,000 annually, for serving on the Board of Directors and any committees thereof. Each of Messrs. Friedman and Lannan were granted options to purchase 16,667 shares at an exercise price of $2.84 in June 1998, and Mr. Hersch was granted options to purchase 16,667 shares at an exercise price of $1.875 in August 1997. In 1990 Mr. Hersch was granted options to acquire 71,185 adjusted shares of common stock at an adjusted price of $9.33 per share. Each of Messrs. Friedman, Hersch and Lannan were granted options to purchase 13,333 shares at an exercise price of $7.19 in February 1999 and options to purchase 13,333 shares each at an exercise price of $4.8125 in September 1999. In September 1999 Mr. Hersch was granted options to purchase 40,000 shares at an exercise price of $4.8125 per share.

During the 1999 fiscal year, there were six meetings of the Board of Directors, five meetings of the Compensation Committee and two meetings of the Audit Committee of the Board of Directors. Each director attended all of the meetings of the Board of Directors, the Compensation Committee and the Audit Committee held during the period for which he was a director or for which he had served as a committee member.

Other Significant Employees

The business experience, principal occupations and employment for at least the past five years of certain other significant employees who have made or are expected to make significant contributions to the business of the Company are as follows:

Rob Aft, age 35, was appointed President of International Distribution of the Company in December 1999. From November 1994 to November 1999, Mr. Aft was Senior Vice President for Worldwide Distribution at Behaviour Worldwide. From August 1991 to November 1994, Mr. Aft was Vice President International Sales for Trimark Holdings. Mr. Aft is a member of the board of directors of the American Film Marketing Association.

Richard Marks, age 51, was appointed Executive Vice President and General Counsel of the Company in April 1997. Prior to that, he served as the Company's Senior Vice President in charge of Legal and Business
Affairs since joining the Company in October 1993.   From 1991 to
October 1993, Mr. Marks served as Senior Vice President in charge of Business and Legal Affairs for Media Home Entertainment, an independent film producer and video distributor. From 1983 to 1991 Mr. Marks held similar legal and business affairs positions with Walt Disney Pictures, Paramount Pictures and Weintraub Entertainment Group.

Adam Moos, age 39, joined the Company in October 1999 as Executive Vice President-Production. From 1994 to October 1999. Mr. Moos was Vice President-Production at Film Finances, Inc., a production guarantor.

Phillip Mittleman, age 29, joined the Company in 1993 as Director of Development, Feature Films. In March 1994 Mr. Mittleman was appointed Vice President, Feature Films. In 1995 Mr. Mittleman was appointed Executive Vice President, Feature Films. Prior to 1993 Mr. Mittleman served as production coordinator, script coordinator and writer's assistant on various Company projects.

Steven Rosen, age 39, joined the Company in June 1994 as Production Controller. In June 1995 Mr. Rosen was appointed Director - Production Finance. In June 1997 Mr. Rosen was appointed Vice President - Production Finance. In January 1999 Mr. Rosen was appointed Executive Vice President, Operations and Finance. Prior to June 1994 Mr. Rosen served as Controller of The Finnigan Pinchuk Company.

C. Nicholas Keating, Jr., age 57, has served as President, Chief Executive Officer and a director of US SEARCH.com since March 1999.
Mr. Keating has served as an independent business advisor since 1993 to a number of companies principally in the networking, software, semiconductor and imaging industries. From 1987 to 1993, Mr. Keating was Vice President of Network Equipment Technologies, Inc., a wide-area networking company. Mr. Keating currently serves on the Board of Directors of MCMS, Inc., a leading advanced electronics manufacturer serving original equipment manufacturers, E-Net Corporation, an enterprise software supplier to the financial services industry, and LIC Energy, a European simulation systems company serving the oil and gas transmission market. Mr. Keating holds a B.A. and a M.A. from American University and is a former Fulbright Scholar.

Nicholas Matzorkis, age 37, is the Chief Strategist of US SEARCH.com. Mr. Matzorkis co-founded US SEARCH.com in 1994 and served as its President and a director from inception to September 1998. From 1992 to 1994, Mr. Matzorkis was founder and President of U.S. Bell Long Distance, an aggregator and reseller of telecommunications services. In addition, from 1992 through 1997 Mr. Matzorkis consulted with companies in the entertainment industry on Web site development, and promoted a variety of music and entertainment ventures.

William G. Langley, age 50, has served as Chief Financial Officer of US SEARCH.com since March 1999. From September 1992 to March 1999, Mr. Langley served as Chief Financial Officer of FEI Company, a company that designs, manufactures and markets particle beam products, and was promoted in October 1994 to its Chief Financial Officer, Chief Operating Officer, President and director. Mr. Langley was Vice President of Acquisitions/Finance for Ticonderoga Partners from 1990 to 1992 as well as Vice President of Capital Preservation and Restructuring for Shearson Lehman Hutton from 1988 to 1990. From 1984 to 1988, Mr. Langley served as the Vice President-Asset Finance at Kidder, Peabody & Company. He is a member of the Oregon state bar and a certified public accountant. Mr.

Langley holds an LL.M. from New York University School of Law, a J.D. from Northwestern School of Law of Lewis & Clark College and a B.A. from Albertson College of Idaho.

Robert J. Richards, age 46, has served as Vice President, Operations of US SEARCH.com since April 1999. From November 1996 to 1999, Mr. Richards served as Vice President, Operations at E-Net Corporation, overseeing certain aspects of research and development, technical support, technical writing and MIS activities. From October 1995 to September 1996, Mr. Richards served as Vice President, Operations at GEMM Corporation and directed all operations activities including sales, marketing, administration research and development. Mr. Richards joined QuickResponse Services, Inc. in February 1988 serving in various roles, and became its Vice President, Research and Development in July 1994. From June 1983 to February 1988, Mr. Richards served as Director, Systems Technology and then as Vice President, Operation at the Pacific Stock Exchange. Mr. Richards holds a B.A. in Business and Economics from Moravian College.

Robert Anderson, age 42, has served as Marketing Vice President of US SEARCH.com since October 1999. From November 1997 to October 1999, Mr. Anderson was an independent marketing consultant who served as Strategy Director for USWeb/CKS, head of marketing for Apple Computer, and head of sales and marketing for Seiko Epson Corporation. From 1995 to 1997 Mr. Anderson co-founded and operated Silver Hammer, an Emmy Award-winning broadcast design firm. Mr. Anderson holds an MBA degree from Columbia University and a B.S. in computer science from the University of Southern California.

Karol Pollock, age 47, has served as Vice President and General Counsel for US SEARCH.com since October 1999. From September 1996 to October 1999 Ms. Pollock was Regional Counsel with NASD Regulation, Inc. From March 1993 to July 1996 Ms. Pollock was General Counsel and Assistant Director of the New Mexico Securities Division. From September 1990 to September 1992 Ms. Pollock was a senior staff attorney with the Securities and Exchange Commission. Ms. Pollock holds a J.D. degree from Loyola University School of Law in Los Angeles and a B.A. in political science from the University of Illinois.

Meg Shea-Chiles, age 45, has served as Vice President, Business Development of US SEARCH.com since May 1999. From 1998 to 1999, Ms. Meg Shea-Chiles served as Executive of Global Alliances at IBM, where she also served as Director of Reengineering and Information Technology from 1996 to 1998, and Program Director of Business Development from May 1995 to 1996. From December 1994 to May 1995, Ms. Shea-Chiles served as Vice President, Product Design for NBS Imaging Systems, Inc., a systems integrator and producer of identification and verification cards. From March 1989 to December 1994, Ms. Shea-Chiles served in various roles at Network Equipment Technologies, Inc., a manufacturer of enterprise network equipment, and became its Senior Director of Strategic Partnership Programs in 1991. Ms. Shea-Chiles holds a B.S., magna cum laude, in Psychology and in Biology from Boston College and a M.S. in Chemistry from Southern Methodist University.

Alan Mazursky, age 41, has served as Vice President, Finance of US SEARCH.com since March 1999. From January 1998 to March 1999 Mr. Mazursky was a consultant to the Company and acted as Chief Financial Officer of US SEARCH.com from July 1998 through March 1999. From 1996 to 1998 Mr. Mazursky was an independent financial consultant. From 1988 to 1996 Mr. Mazursky was Chief Financial Officer of Hard Rock Cafe America, the owner, operator and franchisor of Hard Rock Cafe restaurants in the western United States and certain international territories.


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

Based solely on a review of the copies of such forms furnished to the Company during or with respect to fiscal 1999, and certain written representations from executive officers and directors, the Company believes that each such person has complied with all Section 16(a) filing requirements applicable to such executive officers, directors and greater than 10% beneficial owners, except that Bruce Lilliston inadvertently failed to file one report on a timely basis, covering one transaction reflecting a grant of options to acquire common stock


Item 11.  Executive Compensation


Cash Compensation

The following table sets forth the cash compensation paid or accrued by the Company during the fiscal year ended September 30, 1999 to the Chief Executive Officer and each executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                   Long-Term
                              Annual          Compensation Awards
                          Compensation(1)    ----------------------
                          ----------------             Securities   All Other
Name and                                    Restricted Underlying Compensation
Principal        Fiscal   Salary   Bonus      Stock     Options/     (1)(4)
Position          Year     ($)      ($)      Awards($)   SARs(#)       ($)
-----------------------------------------------------------------------------
Peter Locke(2)(3) 1999   457,596  679,904    243,750(5)  100,000/0     4,216
Co-Chairman, Co-  1998   425,000      --         --          --       30,856
Chief Executive   1997   425,000      --         --      166,666/0    36,293
Officer

Donald Kushner(3) 1999   457,596  679,904    243,750(5)  100,000/0     4,216
Co-Chairman, Co-  1998   425,000      --         --          --       27,989
Chief Executive   1997   425,000      --         --      166,666/0    33,878
Officer and
Secretary

Bruce Lilliston   1999   400,000  118,811        --       12,500/0       --
President and     1998   400,000   74,132        --        8,333/0       --
Chief Operating   1997   400,000      --         --       20,834/0       --
Officer

Robert Swan       1999   186,153   20,000        --          --          --
Senior Vice       1998   172,558      --         --          --          --
President and     1997   124,154      --         --       25,000/0       --
Chief Financial
Officer

______________________

(1) In accordance with the rules of the Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the named executive officers that are available generally to all of our salaried employees and perquisites and other personal benefits received by the named executive officers that do not exceed the lesser of $50,000 or 10% of the officer's salary and bonus disclosed in this table. Does not include perquisites including automobile allowances and $25,000 annual non-accountable expense allowances in the case of Messrs. Locke, Kushner and Lilliston.

(2)  Does not include payments by the Company's subsidiary, US
SEARCH.com, prior to January 30, 1998, when the Company acquired such subsidiary.

(3) Does not include options to purchase shares of the common stock of US SEARCH.com which were approved by the Company and Search, but subsequently were terminated prior to full documentation pursuant to a waiver of any rights to receive such options executed by Messrs. Kushner and Locke.

(4) Consists of term life insurance premiums paid by the Company on behalf of the Named Executive Officers in respect of a $3,500,000 policy and disability insurance premiums paid by the Company on behalf of the Named Executive Officers.

(5) Consists of 50,000 shares for which the restrictions lapsed in June 1999.

Employment Agreements

Messrs. Kushner and Locke. In March 1994, the Company amended employment agreements with each of Messrs. Kushner and Locke to extend the term of the agreement to September 1998 and reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings up to a maximum of $270,000 in fiscal 1997 and $290,000 in fiscal 1998. Under the revised agreements, Messrs. Kushner and Locke each received a base salary of $425,000 in fiscal 1997 and fiscal 1998. In addition, the Company granted to each, in March 1994, options to purchase 150,000 adjusted shares of common stock at an adjusted exercise price per share of $5.04. The options are fully vested.

In October 1997, the Company extended the term of Messrs. Kushner and Locke's agreements to October 2002. Messrs. Kushner and Locke each continued to receive annual base compensation of $425,000 in fiscal 1997 and fiscal 1998, and receive $25,000 annual increases beginning in fiscal 1999 under the amended agreement up to a maximum of $525,000.
If Company achieves earnings before income taxes prior to the profit bonuses in excess of $2,000,000, each of Messrs. Kushner and Locke are entitled to profit bonuses at graduated rates ranging from 5% of such annual earnings before income taxes up to $4,000,000, with increasing percentages up to 7.5% of annual earnings before income taxes in excess of $8,000,000. The total profit bonus is not to exceed two times annual base compensation.

In August 1997, the Company granted to each of Messrs. Kushner and Locke options to purchase 83,333 adjusted shares of Common Stock at an exercise price per share of $1.875 . These options (time vesting options) vest over a five year period, with 20% vesting respectively on each of the five annual anniversary dates following the date of the grant (subject to acceleration in the event of termination of optionee's employment agreement by such optionee for "cause" (as defined therein) or wrongfully by the Company or upon certain "Events" (as defined under the agreement), including termination following a "change-in-control" as defined in the agreement). The Company also granted to each of Messrs. Kushner and Locke options to purchase an additional 83,333 (post reverse split) shares of Common Stock at an exercise price per share equal to $1.875, vesting at the rate of 20% per year, but exercisable only upon (i) the achievement of at least 85% of certain annual earnings before income tax targets to be set by the board of directors or (ii) the Company's Common Stock reaching certain public trading prices ranging from $3.00 to $6.00 per share. Such performance options are also subject to accelerated vesting and exercisability under the circumstances described above for the time-vesting option tranche. As of September 30, 1999 50,000 time vesting options and 83,333 performance options had vested for each of Messrs. Kushner and Locke.

In March 1999 the Company further amended the employment contracts of Messrs. Kushner and Locke to extend the term of the agreements to March 2004. Under the revised employment agreements, each of Messrs. Kushner and Locke were granted a $25,000 increase in annual base compensation for each year of employment, and will be entitled to an annual base compensation of $550,000 in fiscal 2003 and $575,000 in fiscal 2004. Messrs. Kushner and Locke were also granted 50,000 shares of restricted Common Stock, and one-half of each of their remaining unvested stock options were determined to be immediately vested. In June 1999 the restrictions on the shares of common stock lapsed and unrestricted shares were issued to each of them.

In September 1999 the Board of Directors granted to each of Messrs. Kushner and Locke special bonuses of $500,000 and fully vested options to acquire 100,000 shares of common stock at $4.6875 per share. The awards were granted based upon the executives' overall performance.

The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including $3,500,000 of term life insurance with a split dollar ownership structure and disability insurance for each person.
If the employment agreement is terminated by the employee for "cause" or wrongfully by the Company, the Company is required to pay the present value of all unpaid premiums on the split dollar policy for the ten (10) year period ending February 2007. The Company also agreed to assign any key-man life insurance policy to the employee after certain terminations of the employment agreement. The agreements permit Messrs. Kushner and Locke to collect outside compensation and to provide limited services outside of their employment with the Company and to receive compensation therefor, so long as such activities do not materially interfere with the performance of their duties under the agreements. Each of Messrs. Kushner and Locke also may require the Company to change its name to remove his name within one year after the expiration or termination of his employment agreement, except that the Company may continue to use such name for a period of one year after such notice, or for such longer period of time as is reasonably necessary to cause the Company not to default under any indebtedness for borrowed money or other material agreement. In the event Messrs. Kushner's or Locke's employment agreement is terminated following a change of control, as such term is defined therein, such executive would be entitled to a lump sum payment equal to all compensation and benefits provided for in the agreement for the remainder of the term, discounted at the rate of 10% per annum.

Mr. Lilliston. In September 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company employed Mr. Lilliston as the President and Chief Operating Officer of the Company effective October 1996 for a three year term. As part of the agreement, Mr. Lilliston is paid a base salary of $400,000 per year. In addition, the Company loaned him $100,000 in September 1996 and $200,000 in October 1996. The loans were made to assist Mr. Lilliston in the transition from his private law practice to his duties as Chief Operating Officer of the Company. The loans accrue simple interest at the rate of 8% per annum and will be repaid over a five year period at certain specified dates ending in October 2001.
Mr. Lilliston receives bonuses equal to the amount of the payments, including interest, due for such loan if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable) on certain dates (the "Employment Bonus"). Through September 30, 1999 Mr. Lilliston had received $150,000 of such Employment Bonuses.

Beginning in October 1997, so long as Mr. Lilliston remains employed by the Company (including the renewal of his employment agreement if applicable), he is entitled to a bonus of $100,000 the first time the adjusted "Average Closing Price" (the average closing price of the common stock over a thirty calendar day period) is $6.00 or more greater than the "First Day Price" (the average closing price of the Common Stock, as adjusted, over the thirty calendar day period immediately prior to October 1, 1996). Thereafter, if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable), he will be entitled to receive an additional $100,000 bonus the first time the Average Closing Price exceeds the First Day Price by $12.00 or more, as adjusted, and each whole six-dollar amount through and including $60.00, as adjusted, (each such bonus, a "Stock Bonus"). The aggregate of such bonuses is not to exceed $1,000,000. The Stock Bonuses are reduced by an amount equal to the Employment Bonus up to $150,000 plus interest payable thereon from September 1996. Through September 30, 1999 Mr. Lilliston had received a $100,000 Stock Bonus, subject to the aforementioned initial offset which reduced said bonus to zero.

If the Company realizes pre-tax operating profits or earnings per share for any fiscal year during Mr. Lilliston's employment greater than 100% of the Company's largest pre-tax operating profit or earnings per share amount for any of the preceding years of Mr. Lilliston's employment under his employment agreement or in any of the five fiscal years immediately preceding the commencement of such agreement, and if Mr. Lilliston is still employed by the Company at the end of the applicable fiscal year, then Mr. Lilliston is entitled to receive a bonus of $50,000 for each such event. No bonus was earned or paid for fiscal 1998. For fiscal 1999 Mr. Lilliston earned both an operating profit and earnings per share bonus, both of which were subject to the offset mentioned above, resulting in a net bonus payable of $18,811.

As part of the agreement, the Company granted Mr. Lilliston options to purchase up to 41,667 adjusted shares of Common Stock, with 20,834 of such options having been granted and vested in November 1996. Options to purchase an additional 8,333 shares of common stock and 12,500 shares of common stock were granted and vested in October 1997 and October 1998, respectively, as Mr. Lilliston reached the performance criteria established by the Board of Directors or a committee thereof. Discussions for an extension of Mr. Lilliston's employment have commenced. If Mr. Lilliston's employment is extended for a second term pursuant to the terms of the original agreement (the "Second Term"), the Company is to grant Mr. Lilliston options to purchase up to an additional 83,334 shares of Common Stock, 41,667, 16,667, and 25,000 of such options to be granted upon commencement and one, and two years, respectively, after the commencement of the Second Term with one-half of each such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof. If Mr. Lilliston's employment is extended beyond a Second Term, the Company is to grant Mr. Lilliston options to purchase up to an additional 41,667 shares of Common Stock , with such options granted in full upon such employment extension with one-half of such grant to vest immediately upon grant and the remainder thereof to vest upon Mr. Lilliston reaching certain performance criteria to be established by the Board of Directors or a committee thereof. In the event the performance goals are not met, such options vest at a fixed date in the future, contingent solely on future employment. The exercise price for such options will be equal to the closing price of the Common Stock on the applicable date of grant. Finally, as part of Mr. Lilliston's agreement, he is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Co-Chief Executive Officers, with earnings from such consultancies limited to $150,000 per year.

Effective September 30, 1999 Mr. Lilliston's employment was extended for three months under the existing terms of employment. In January 2000 Mr. Lilliston's employment was continued on an at-will basis under the same terms, and he received a $100,000 loan bearing interest at 8%.

Mr. Swan. In May 1997 the Company entered into an employment agreement with Robert Swan pursuant to which the Company employed Mr. Swan as the Chief Financial Officer of the Company for a three year term. Mr. Swan was paid a base annual salary of $160,000 for the first year, $175,000 for the second year and $200,000 for the current year. Mr. Swan is to receive a bonus equal to 10% of his base annual salary if net earnings for a fiscal year are greater than that of the immediately preceding fiscal year. The Company granted Mr. Swan options to purchase up to 25,000 shares of Common Stock, all of which have vested. In fiscal 1999 Mr. Swan earned a $20,000 bonus.


Option/SAR Grants in Last Fiscal Year

The following table sets forth information concerning stock options that the Company granted to the named executive officers. The Company has never issued stock appreciation rights.


                                                                  Potential
                         Individual Grants                    realizeable value
               -------------------------------------------    value at assumed
                            Percentage of                       annual rates
                Number of   total options                      of stock price
               securities     granted to  Exercise             appreciation for
               underlying     employees   or base    Expira-   option term(5)
                Options       in fiscal    price      tion     ---------------
Name          granted(#)(1)    year(2)     ($/Sh)(3)   Date(4)  5%($)   10%($)
--------------------------------------------------------------------------------
  (a)               (b)         (c)        (d)         (e)       (f)      (g)

Peter Locke(6)    100,000      19.91%     $4.6875    9/21/09  $298,787  $787,939
Donald Kushner(6) 100,000      19.91%     $4.687     9/21/09  $298,787  $787,939
Bruce Lilliston(6) 12,500       2.49%     $2.96      10/1/08   $23,656   $62,384
Robert Swan           --         --%        --         --         --        --

__________________
(1) Represents options the Company granted under its 1988 Stock
Incentive Plan.

(2) Based on an aggregate 502,243 shares of Common Stock subject to options granted to employees during the last fiscal year.

(3) The Company granted options at an exercise price equal to the closing price of the Common Stock on the NNM on the last trading day before the grant.
(4) The term of each option grant is generally ten years from the date of grant. The options may terminate before their expiration dates if the option holder's status as an employee is terminated or upon the option holder's death or disability.
(5) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Commission and do not represent either historical appreciation or the Company's estimate or projection of its future Common Stock prices.
(6) Options immediately vested upon grant.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values

The following table sets forth information concerning options that the named executive officers exercised during the last fiscal year and the number of shares subject to both exerciseable and unexerciseable stock options as of September 30, 1999. The table also reports values for "in-the-money" options that represent the positive spread between the exercise prices of outstanding options and the fair market value of the Common Stock as of September 30, 1999. The Company has never issued stock appreciation rights.

                                            Number of
                                           Securities         Value of
                                           Underlying       Unexercised
                                          Unexercised       In-The-Money
                                          Options/SARs      Options/SARs
                 Shares                  at FY-End (#)     at FY-End ($)
              Acquired on    Value        Exercisable/      Exercisable/
Name           Exercise(#)  Realized($)  Unexercisable    Unexercisable(1)
-----------------------------------------------------------------------------

Peter Locke       -0-           N/A      383,333/33,333      $447,916/$104,166
Donald Kushner    -0-           N/A      383,333/33,333      $447,916/$104,166

Bruce Lilliston 41,667      $345,964           0/0                $0/$0

Robert Swan     15,000       $74,695        10,000/0           $31,250/$0

________________
(1) Calculated by determining the difference between the exercise price and the sale price of the Common Stock on the NNM on September 30, 1999.


1988 Stock Incentive Plan

The 1988 Stock Incentive Plan (the "Plan") authorizes the granting of varying forms of stock incentive awards ("Awards") to qualified officers, employees, directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. In April 1999, the shareholders of the Company voted to increase the adjusted authorized number of shares available under the Plan from 1,250,000 to 1,820,000. The Plan may be administered by a committee appointed by the Board and consisting of two or more members, each of whom must be Non-Employee Directors. A Non-Employee Director is defined as a director who is not employed by the Company or its subsidiaries, does not receive compensation from the Company or its subsidiaries other than as a director, except for compensation in an amount less than $60,000, and is generally disinterested. The Plan is currently administered by the entire board of directors, who determine the number of shares to be covered by an Award, the term and exercise price, if any, of the Award and other terms and provisions of Awards.

The Plan is designed to help the Company attract and retain qualified persons for positions of substantial responsibility and to provide certain key employees and consultants with an additional incentive to contribute to the success of the Company. As of September 30, 1999, options to purchase 1,200,461 shares of the Company's Common Stock were outstanding under the Plan. Through that date options to purchase 538,031 shares had been exercised, options to purchase 411,281 shares had expired or been canceled and options to purchase 81,508 shares remained available for grant under the Plan.

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

An Option may be an incentive stock option ("ISO") within the meaning of the internal Revenue Code or a nonqualified option. The exercise price for Options is to be determined by the Committee, but in the case of an ISO is not to be less than fair market value on the date the Option is granted (110% of fair market value in the case of an ISO granted to any person who owns more than 10% of the Common Stock). The purchase price is payable in any combination of cash, shares of Common Stock already owned by the participant for at least six months or, if authorized by the Committee, a promissory note secured by the Common Stock issuable upon exercise. In addition, the award agreement may provide for "cashless" exercise and payment. Subject to early termination or acceleration provisions, an Option is exercisable, in whole or in part, from the date specified in the related award agreement until the expiration date determined by the Committee (not to exceed 10 years from the date of grant).

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

When a participant is no longer employed by the Company for any reason, shares subject to the participant's RSAs which have not become vested by that date or shares subject to the participant's PSAs which have not been issued are forfeited in accordance with the terms of the related Award agreements. Options which have become exercisable by the date of termination of employment or of service on the Committee must be exercised within certain specified periods of time from the date of termination, dependent upon on the reason for termination. Options which have not yet become exercisable on the date the participant terminates employment or service for a reason other than retirement, death or total disability terminate on that date.

All employees, officers and directors of, and consultants to, the Company are eligible to participate in the Plan. The Committee determines which persons shall be granted options, the extent of such grants and, consistent with the Plan, the terms and conditions thereof. As of December 17, 1999, approximately 50 employees of the Company, and three directors of the Company who are not also employees of the Company, are eligible to receive option grants under the Plan.

The Plan provides for anti-dilution adjustments in the event of a reorganization, merger, combination, recapitalization, reclassification, stock dividend, stock split or reverse stock split; however, no such adjustment need be made if it is determined that the adjustment may result in the receipt of federally taxable income to optionees or the holders of Common Stock or other classes of the Company's securities. Upon the dissolution or liquidation of the Company, or upon a reorganization, merger or consolidation of the Company as a result of which the Company is not the surviving entity, the Plan will terminate, and any outstanding awards will terminate and be forfeited unless assumed by the successor corporation.

The Board of Directors may, at any time, terminate, amend or suspend the Plan. In addition, the Committee may, with certain exceptions, amend any provision of the Plan. The Plan currently provides that the Board may amend the Plan at any time without obtaining shareholder approval to the fullest extent permitted by applicable law or regulation. In the event the Board determines that shareholder approval is required by applicable law or regulation, then such amendments would be effective once approved by the Board and the holders of a majority of the shares of Common Stock.


Compensation Committee Interlocks and Insider Participation

The Compensation Committee participated in deliberations and decisions regarding executive compensation. However, the full Board of Directors of the Company participated in deliberations and decisions regarding grants of new options to certain directors and certain employees in connection with new employment agreements and amendments and extensions of employment agreements with the Company. Other than Messrs. Kushner and Locke, no member of the Board of Directors was, during the fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries, however Mr. Hersch is paid $4,916 per month ($7,500 per month through March 1999) and Mr. Friedman is paid $24,000 per quarter (commencing in April 1999) pursuant to consulting contracts. During fiscal year 1999, Mr. Locke served as Co-Chairman of the Board, and Co-Chief Executive Officer of the Company, and Mr. Kushner served as Co-Chairman of the Board, Co-Chief Executive Officer, and Secretary of the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

BENEFICIAL OWNERSHIP OF CERTAIN STOCKHOLDERS

The following table sets forth certain information as of January 17, 2000 concerning the beneficial ownership of Common Stock, by (i) each person who is known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of the current Directors of the Company; (iii) each of the Named Executive Officers; and (iv) all current Directors and Executive Officers of the Company as a group. The address and telephone number for those directors and executive officers not otherwise noted is 11601 Wilshire Boulevard, 21st Floor, Los Angeles, California 90025, (310) 481-2000.

                                           Common Stock         Percent of
     Beneficial Owner                   Beneficially Owned       Class (8)

Peter Locke                                   931,012 (1)         6.54%
Donald Kushner                                881,157 (1)(2)      6,19%
Irwin Friedman                                132,222 (3)           *
Stuart Hersch                                 154,518 (4)         1.10
John Lannan                                    51,110 (5)           *
Bruce St. J. Lilliston                         41,667 (4)           *
Robert Swan                                    15,000 (6)           *
Gruber & McBaine Capital Management, LLC    2,016,150 (7)        14.56%
Jon D. Gruber                               2,286,550 (7)        16.52%
J. Patterson McBaine                        2,326,300 (7)        16.80%
Thomas O. Lloyd-Butler                      2,016,150 (7)        14.56%
All directors and executive officers as
   a group (seven individuals)              2,206,686            14.74%
                                              (1)(2)(3)(4)(5)(6)

_____________
*  Less than 1%

(1) Includes 350,000 shares subject to options which are currently exercisable or exercisable within 60 days of the date hereof, and excludes 66,666 options which are not currently exercisable or exercisable within 60 days of the date hereof.

(2)  Includes 33,333 shares owned by a corporation controlled by Mr.
Kushner.

(3) Includes 117,222 shares subject to options and warrants currently exerciseable, and excludes 5,555 shares subject to options and warrants which are not currently exercisable or exercisable within 60 days.

(4)  Represents shares subject to options currently exercisable.

(5) Includes 37,778 shares subject to options currently exercisable, and excludes 5,555 shares subject to options which are not currently exercisable or exercisable within 60 days.

(6)  Includes 10,000 shares subject to options currently exercisable.

(7) The information reported herein was provided orally by Gruber & McBaine Capital Management, LLC as of January 17, 2000, superceding information set forth in Form 13D dated December 10, 1999 filed jointly by Gruber & McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Thomas O. Lloyd-Butler. All such persons reported shared voting and dispositive powers for 2,016,150 shares. Mr. Gruber reported sole voting and dispositive powers for 247,400 additional shares. Mr. McBaine reported sole voting and dispositive powers for 310,150
additional shares.   The address of Gruber & McBaine Capital Management,
LLC is 50 Osgood Place, Penthouse, San Francisco, CA  94133

(8) As a percentage of the 13,844,408 shares outstanding on January 17, 2000 plus certain shares issuable upon conversion of convertible securities or subject to options held by such person or persons.


Item 13.  Certain Relationships and Related Transactions

Stuart Hersch, a Director of the Company, was previously President of WarnerVision. During fiscal 1998 the Company paid to WarnerVision $1,543,000, a previously accrued payment obligation, and settled certain disputes with WarnerVision.

In September 1996, the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company agreed to hire Mr. Lilliston as the President and Chief Operating Officer of the Company effective October 1996. As part of such agreement, Mr. Lilliston is allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Chief Executive Officers. Mr. Lilliston had provided various legal services to certain of Kushner-Locke International's distributing licensees as well as August Entertainment. See Item II, Executive Compensation - Employment Agreement - Mr. Lilliston for a further description of Mr. Lilliston's employment arrangement with the Company. In April 1999 Mr. Lilliston exercised all options granted to him by the Company and obtained 41,667 shares of common stock for $128,000.

Since April 1996, Stuart Hersch has consulted with the Company pursuant to a month-to-month consulting agreement which provides for a monthly fee of $4,916 (since April 1999; $7,500 per month previously) to be paid to Mr. Hersch. Mr. Hersch assists the Company in analyzing potential strategic acquisitions and provides the Company consulting services in connection with the Company's infomercial operations.

From April 1999 to December 1999 the Company paid I. Friedman Equities, Inc. $72,000 pursuant to a consulting agreement effective from April 1999 through June 2000. In July 1999 as a result of the Company's redemption of its Class C Warrants, I. Friedman Equities was paid a fee of $62,000 pursuant to a 1996 agreement. The Company understands that
I. Friedman Equities is controlled by Irwin Friedman, a Company director.

From May 1997 to October 1997, Mr. Locke personally advanced US
SEARCH.com $397,000, bearing interest at 10% per annum, payable upon demand. These advances were subsequently repaid in full. In addition, US SEARCH.com paid approximately $40,000 in consulting fees and interest to Mr. Locke for services rendered through December 1997.

In February 1999 the Board granted to each of Messrs. Kushner and Locke 50,000 restricted shares of common stock. In June 1999 the Board removed such restrictions and the Company issued unrestricted shares to each individual.

Messrs. Friedman, Hersch, and Lannan were each granted options to purchase 13,333 shares of Company common stock at an exercise price of $7.19 per share in February 1999. In September 1999 Messrs. Friedman, Hersch, and Lannan were each granted options to purchase 13,333 shares of Company common stock at exercise prices of $4.8125 per share. Also in September 1999 Mr. Hersch was granted options for 40,000 shares of common stock at an exercise price of $4.8125 per share. Also in September 1999 the Board of Directors approved the granting to each of Messrs. Kushner and Locke special bonuses of $500,000 and options for 100,000 shares of common stock at exercise prices of $4.6875 per share.

14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                                                           Page

(a)  (1)   Financial Statements:
           Report of Independent Accountants                                 53
           Independent Auditors' Report                                      54
           Consolidated Balance Sheets at September 30, 1999 and 1998        55
           Consolidated Statements of Operations for the years ended
           September 30, 1999, 1998 and 1997                                 56
           Consolidated Statements of Stockholders' Equity for the years
              ended September 30, 1999, 1998, and 1997                       57
           Consolidated Statements of Cash Flows for the years ended
              September 30, 1999, 1998, and 1997                             58
           Notes to Consolidated Financial Statements                        59

      (2)  Financial Statement Schedule:
           Schedule II for the years ended September 30, 1999, 1998, and
              1997                                                           78
                  All other schedules are inapplicable and, therefore,
                  have been omitted.

      (3)  Exhibits
           Exhibits filed as part of this report are listed in the
                   Exhibit Index, which follows the Signatures               80

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

KPMG LLP


Los Angeles, California
December 26, 1997

                             THE KUSHNER-LOCKE COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                  ----------------------------
                                                       1999            1998
                                                  ------------    ------------
                    Assets
Assets:
   Cash and cash equivalents                       $31,612,000      $1,255,000
   Reserved cash                                       734,000          66,000
   Restricted cash                                   4,088,000       1,988,000
   Accounts receivable, net of allowance for
      doubtful accounts of  $3,248,000 in
      1999 and $2,509,000 in 1998                   30,030,000      40,418,000
   Due from related party                            2,611,000       2,719,000
   Film and television program costs, net of
       accumulated amortization                     91,499,000      73,773,000
   Investments in unconsolidated entities,
       at equity                                    12,045,000      10,798,000
   Other assets                                     12,496,000       6,088,000
                                                  ------------    ------------
      Total assets                                $185,115,000    $137,105,000
                                                  ============    ============

          Liabilities and Stockholders' Equity

Liabilities:
   Accounts payable and accrued liabilities        $11,104,000      $6,031,000
   Due to related party                                233,000             --
   Notes payable                                    82,925,000      73,151,000
   Deferred revenue                                  3,628,000       4,111,000
   Contractual obligations                          11,039,000      13,851,000
   Production advances                               1,592,000       2,969,000
   Convertible subordinated debentures, net
      of deferred issuance costs                     2,269,000      11,526,000
                                                  ------------    ------------
    Total liabilities                              112,790,000     111,639,000

Minority interest                                  11,580,000             --

Commitments and contingencies (Note 8)

Stockholders' equity:
   Common stock, no par value.  Authorized
     50,000,000 shares: issued and outstanding
     13,810,767 shares at September 30, 1999
     and 9,217,029 shares at September 30, 1998     70,379,000      39,571,000
   Accumulated deficit                              (9,634,000)    (14,105,000)
                                                  ------------    ------------
     Net stockholders' equity                       60,745,000      25,466,000
                                                  ------------    ------------
     Total liabilities and stockholders' equity   $185,115,000    $137,105,000
                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended September 30,
                                       ---------------------------------------
                                          1999          1998           1997
                                       -----------   -----------   -----------
Operating revenues:
   Film and television program
     licensing                         $34,143,000   $68,261,000   $54,746,000
   Search and individual reference
      services                          15,747,000     7,869,000           --
                                       -----------   -----------   -----------
        Total operating revenues        49,890,000    76,130,000    54,746,000
                                       -----------   -----------   -----------
Costs related to operating revenues:
   Film and television program
     licensing                         (33,226,000)  (58,038,000)  (52,084,000)
   Search and individual reference
     services                           (6,440,000)   (3,589,000)          --

        Total costs related to         -----------   -----------   -----------
            operating revenues         (39,666,000)  (61,627,000)  (52,084,000)
                                       -----------   -----------   -----------
        Gross profit                    10,224,000    14,503,000     2,662,000

Selling, general and administrative
   expenses                            (31,186,000)  (12,028,000)   (4,023,000)
Provision for doubtful accounts         (2,959,000)   (2,118,000)   (1,310,000)

        (Losses) earnings from         -----------   -----------   -----------
           operations                  (23,921,000)      357,000    (2,671,000)

Equity in net (losses) earnings of
  unconsolidated entities                 (520,000)     (330,000)    2,189,000
Dividend income                            167,000           --            --
Interest income                            520,000        79,000       163,000
Interest expense                        (7,782,000)   (6,261,000)   (4,027,000)
Gain on sale of interest in
  subsidiary                            13,148,000           --            --
Gain on issuance of stock by
  subsidiary                            21,018,000           --            --
                                       -----------   -----------   -----------
        Earnings (loss) before
          minority interest and
          income taxes                   2,630,000    (6,155,000)   (4,346,000)

Minority interest in subsidiary
  net losses                             2,567,000           --            --
                                       -----------   -----------   -----------
        Earnings (loss) before
         income taxes                    5,197,000    (6,155,000)   (4,346,000)

Income tax expense                        (726,000)     (181,000)      (23,000)
                                       -----------   -----------   -----------
        Net earnings (loss)             $4,471,000   ($6,336,000)  ($4,369,000)
                                       ===========   ===========   ===========

Basic earnings (loss) per share               $.38         ($.69)        ($.49)
                                       ===========   ===========   ===========
Diluted earnings (loss) per share             $.36         ($.69)        ($.49)
                                       ===========   ===========   ===========
Weighted average common shares
  outstanding                           11,755,000     9,181,000     8,959,000
                                       ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             THE KUSHNER-LOCKE COMPANY
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock
                                ----------------------                  Net
                                                       Accumulated Stockholders'
                                   Shares     Amount      Deficit      Equity
                                ---------- -----------  ----------  -----------
  Balance at September 30, 1996  8,777,541 $37,650,000 ($3,400,000) $34,250,000

Issuance of common stock           227,500     598,000         --       598,000
Conversion of subordinated
  debentures                        84,562     613,000         --       613,000
Other                                  477      44,000         --        44,000
Net loss                               --          --   (4,369,000)  (4,369,000)
                                ---------- -----------  ----------  -----------
  Balance at September 30, 1997  9,090,080  38,905,000  (7,769,000)  31,136,000

Stock options exercised              9,000      34,000         --        34,000
Conversion of subordinated
  debentures                        51,282     284,000         --       284,000
Issuance of stock grants            66,667      16,000         --        16,000
Compensatory warrant grants            --      332,000         --       332,000
Net loss                               --          --   (6,336,000)  (6,336,000)
                                ---------- -----------  ----------  -----------
  Balance at September 30, 1998  9,217,029  39,571,000 (14,105,000)  25,466,000

Private placement                1,200,000   5,456,000         --     5,456,000
Investment in The Harvey
  Entertainment Company            468,883   5,820,000         --     5,820,000
Exercises of warrants            1,219,361   8,122,000         --     8,122,000
Stock options exercised            317,309     857,000         --       857,000
Issuance of stock grants           100,000     488,000         --       488,000
Conversion of subordinated
  debentures                     1,288,185   9,336,000         --     9,336,000
Compensatory option and
  warrant grants                       --      729,000         --       729,000
Net earnings                           --          --    4,471,000    4,471,000
                                ---------- -----------  ----------  -----------
 Balance at September 30,1999   13,810,767 $70,379,000 ($9,634,000) $60,745,000
                                ========== ===========  ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             THE KUSHNER-LOCKE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended September 30,
                                         -------------------------------------
                                             1999         1998        1997
                                         -----------   ----------  -----------
Cash flows from operating activities:
Net earnings (loss)                       $4,471,000  ($6,336,000) ($4,369,000)
Adjustments to reconcile net earnings
    (loss) to net cash used by operating
    activities:
 Minority interest in subsidiary net
  losses                                  (2,567,000)         --           --
 Gain on issuance of stock by
  subsidiary                             (21,018,000)         --           --
 Gain on sale of interest in subsidiary  (13,148,000)         --           --
 Dividend income                            (167,000)         --           --
 Equity in net losses (earnings) of
  unconsolidated entities                    520,000      330,000   (2,189,000)
 Depreciation and amortization               435,000      530,000      192,000
 Provisions and allowances                 2,959,000    2,118,000    1,310,000
 Amortization of capitalized issuance
  costs                                      123,000      213,000      969,000
 Issuance of stock grants                    488,000       16,000          --
 Compensatory options and warrants           729,000      332,000          --
 Amortization of film costs               32,354,000   53,916,000   50,835,000
Changes in assets and liabilities:
 Reserved cash                              (668,000)    (379,000)  (1,190,000)
 Restricted cash                          (2,100,000)      39,000    4,021,000
 Accounts receivable                       7,413,000  (14,755,000)  (6,121,000)
 Due from related party                       84,000   (1,708,000)     767,000
 Film and television program costs       (51,890,000) (59,182,000) (60,879,000)
 Other assets                              2,704,000     (130,000)         --
 Accounts payable and accrued
  liabilities                              5,303,000    1,608,000     (342,000)
 Due to related party                        502,000          --           --
 Deferred revenue                           (483,000)     749,000      (98,000)
 Contractual obligations                  (2,812,000)   6,901,000    2,643,000
 Production advances                      (1,377,000)  (3,533,000)   4,369,000
                                         -----------  -----------  -----------
  Net cash used by operating activities  (38,145,000) (19,271,000) (10,082,000)
                                         -----------  -----------  -----------
Cash flows from investing activities:
 Proceeds from sale of interest in
  subsidiary, net                         12,555,000          --           --
 Investments in unconsolidated entities   (1,767,000)  (3,993,000)  (3,432,000)
 Purchases of property, plant and
  equipment                                 (610,000)    (786,000)    (157,000)
                                         -----------  -----------  -----------
  Net cash provided (used) by investing
   activities                             10,178,000   (4,779,000)  (3,589,000)
                                         -----------  -----------  -----------
Cash flows from financing activities:
 Borrowings under notes payable           43,626,000   42,094,000   54,716,000
 Repayment of notes payable              (35,802,000) (31,864,000) (33,550,000)
 Proceeds from subsidiary's issuance of
  common stock                            36,109,000          --           --
 Proceeds from issuance of common stock    5,456,000          --           --
 Proceeds from exercise of warrants and
  stock options                            8,979,000       34,000          --
 Repayment of debentures                     (44,000)     (36,000)         --
 Other                                           --            --      491,000
                                         -----------  -----------  -----------
  Net cash provided by financing
   activities                             58,324,000   10,228,000   21,657,000
                                         -----------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents                         30,357,000  (13,822,000)   7,986,000
Cash and cash equivalents at beginning
 of year                                   1,255,000   15,077,000    7,091,000
                                         -----------  -----------  -----------
Cash and cash equivalents at end of year $31,612,000   $1,255,000  $15,077,000
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

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are amortized over the shorter of the estimated useful life or the life of the lease.
Depreciation and amortization periods by asset category are as follows:

     Equipment                        3 - 10 years
     Furniture and fixtures           5 -  7 years
     Leasehold improvements           Shorter of useful life or lease term
     Equipment under capital lease    Shorter of useful life or lease term

Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting gain or loss included in the Statement of Operations.

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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


(3) Film and Television Program Costs

Film and television program costs consist of the following:

                                                September 30,  September 30,
                                                   1999             1998
                                                -----------     -----------
In process or development                       $20,472,000     $10,570,000
Released, net of accumulated amortization        71,027,000      63,203,000
                                                -----------     -----------
Total                                           $91,499,000     $73,773,000
                                                ===========     ===========

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


(4)  Investments in Unconsolidated Entities, at Equity

Significant investments in unconsolidated entities are accounted for under the equity method ("equity affiliates"). These entities are principally engaged in the production and distribution of films and television programs. The Company's share of earnings of these equity affiliates is included in income as earned. Investments in equity affiliates at September 30 consist of the following:

                           Ownership Percentage      1999         1998
                           --------------------  -----------  -----------
  BLT Ventures                      50%             $808,000     $827,000
  Cracker Company LLC               50%            5,829,000    5,648,000
  TV First                          50%              357,000      520,000
  Grendel Productions LLC           25%            2,161,000    2,093,000
  Swing Ventures                    50%            1,188,000    1,230,000
  Trick Productions                 50%            1,047,000          --
  Others                          20%-50%            655,000      480,000
                                                 -----------   ----------
                                                 $12,045,000  $10,798,000
                                                 ===========  ===========

The summarized unaudited information below at September 30 represents an aggregation of the Company's equity affiliates:

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Financial Information (unaudited)

    Balance Sheet Data                              1999          1998
                                                 -----------  -----------
Assets                                           $22,710,000  $30,375,000
Liabilities                                        4,133,000    9,238,000
Net assets                                        18,577,000   21,137,000
Company's equity in net assets                    12,045,000   10,798,000

      Earnings Data                     1999        1998          1997
                                     ----------  -----------  -----------
Operating revenues                   $4,229,000  $31,871,000  $24,681,000
Gross profit                           (293,000)     963,000    4,403,000
Net (losses) earnings               $(1,168,000)    $972,000   $4,378,000
Company's equity in net (losses)
  earnings                            $(520,000)   $(330,000)  $2,189,000

No dividends were received from equity affiliates for the years ended September 30, 1999, 1998, or 1997.


(5) Credit Agreement and Financing Arrangements

Credit arrangements and borrowings consist of the following:

                                                  September 30, September 30,
                                                      1999          1998
                                                  ------------  -----------
Note payable to bank, under a revolving credit
facility collateralized by substantially all
Company assets, interest at Libor (5.38% at
September 30, 1999) plus 3%, outstanding
principal balance due June 2000                    $66,455,000  $58,980,000

Notes payable to banks and/or financial
institutions consisting of production loans
principally collateralized by film rights,
interest at rates from Libor (5.38% at
September 30, 1999) plus 2% to Prime (8.25% at
September 30, 1999) plus 2.5%, and maturities
at varying dates through June 2000                  16,272,000   13,432,000

Series A Convertible Subordinated Debentures
due December  2000, bearing interest at 10%
per annum payable June 15 and December 15, net             --        73,000

Series B Convertible Subordinated Debentures
due December 2000, bearing interest at 13- 3/4%
per annum payable monthly, net                       1,535,000    3,061,000

8% Convertible Subordinated Debentures due
December 2000, interest payable February 1 and
August 1, net                                          734,000    4,513,000

9% Convertible Subordinated Debentures due July
2002, interest payable January 1 and July 1, net           --     3,879,000

Trade notes payable and debt of US SEARCH.com          198,000      739,000
                                                  ------------  -----------
     Total credit agreements and financing
       arrangements                               $85,194,000   $84,677,000
                                                  ===========   ===========
   Total notes payable                            $82,925,000   $73,151,000
                                                  ===========   ===========
   Total convertible subordinated debentures,
     net of deferred issuance costs                $2,269,000   $11,526,000
                                                  ===========   ===========

At September 30, 1999 the Company had a $75,000,000 revolving credit facility with a syndicated group of banks. Chase Manhattan Bank is the agent bank. Unused borrowings on this facility were $1,148,000 at September 30, 1999. The credit facility expires in June 2000. The Company is currently in negotiations to extend the revolving facility beyond its

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Credit arrangements and borrowings are due as follows:

Fiscal Year Ending September 30,                                 Amount
----------------------------------------------------------------------------
     2000                                                     $82,875,000
     2001                                                       2,319,000
                                                            ----------------
     Total                                                    $85,194,000
                                                            ================

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6)  Income Taxes

Income tax expense (benefit) consisted of the following:

                                          Year Ended September 30,
                                       --------------------------------
                                          1999       1998      1997
                                       ---------  ---------  ----------
  Current:
Federal                                $186,000   $154,000    $ --
State                                   540,000     27,000    23,000
                                       ---------  ---------  ----------
                                        726,000    181,000    23,000
  Deferred:
Federal                                     --         --        --
State                                       --         --        --
                                       ---------  ---------  ----------
   Total income tax expense            $726,000   $181,000   $23,000
                                       =========  =========  ==========

A reconciliation of the statutory Federal income tax rate to the effective rate is presented below:


                                          Year Ended September 30,
                                       --------------------------------
                                          1999       1998      1997
                                       ---------  ---------  ----------
Statutory Federal income tax rate          34%       (34)%     (34)%
Alternative minimum taxes and permanent
  differences                               3          2        --
Change in valuation allowance             (30)        34        34
State income taxes, net of Federal tax
  benefit                                   6          1         1
                                       ---------  ---------  ----------
                                           13%         3%        1%
                                       =========  =========  ==========

Significant components of deferred tax assets and liabilities, using enacted tax rates, are as follows:


                                                  At September 30,
                                             --------------------------
                                                 1999         1998
                                             ------------- ------------
  Deferred tax assets:
Net operating loss carryforwards and credits $13,589,000  $13,299,000
Allowance for doubtful accounts and other
  reserves                                     1,169,000      695,000
Deferred film license fees                     1,306,000    1,571,000
Other temporary differences                    1,953,000      265,000
Depreciation                                      85,000       53,000
State taxes                                      212,000          --
                                             ------------- ------------
  Total gross deferred assets                 18,314,000   15,883,000
  Valuation allowance                         (5,432,000)  (7,694,000)
                                             ------------- ------------
  Net deferred tax assets                    $12,882,000   $8,189,000
                                             ============= ============
  Deferred tax liabilities:
Film amortization                             $5,150,000   $7,239,000
Partnerships                                      94,000      721,000
Deferred gain on sale of subsidiary stock      7,638,000          --
State taxes                                          --       229,000
                                             ------------- ------------
  Total deferred tax liabilities             $12,882,000   $8,189,000
                                             ============= ============

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

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to the sale of US SEARCH.com common stock in connection with the subsidiary's initial public offering in June 1999, effective July 1999, US SEARCH.com will no longer join the Company in filing of a consolidated income tax return. Accordingly, as of September 30, 1999, the Company and US SEARCH.com had net operating loss and tax credit carry-forwards as follows:


                                             Amount          Expiration
                               -----------------------------    Date
                                Kushner-Locke  US SEARCH.com  Beginning
                               --------------  -------------  ----------
NOLs for Federal tax purposes     $20,580,000  $14,788,000   Fiscal 2008
NOLs for state tax purposes               --     9,198,000   Fiscal 2004
International tax credits             122,000          --    Fiscal 2000
General business credits              197,000          --    Fiscal 2003
Alternative minimum tax credits       437,000          --        N/A

 (7) Warrants and Stock Options

Warrants

A summary of exercisable warrants at September 30, 1999 is as follows:

Warrant Holder                Amount   Exercise Price   Expiration Date
------------------------------------- --------------- ------------------
Allen &Company warrants       500,000     $2.0625        September 2004
Friedman warrants              50,000     $2.0625        September 2004
Friedman consulting warrants   35,000     $1.6875        June 2002
                            ---------
                              585,000
                            =========

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

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Options

In 1989, the Board of Directors approved a stock incentive plan (the "Plan") that covers directors, third party consultants and advisors, independent contractors, officers and other employees of the Company. In April 1999 the stockholders approved an increase in the number of shares of Common Stock reserved for issuance from 1,250,000 shares to 1,820,000 shares. The Plan allows for the issuance of options to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock on the date of grant. Options generally vest over a three year term subject to continued employment or the completion of services rendered, and have a maximum term of ten years. The Company granted options during the years ended September 30, 1999, which resulted in compensation of $150,000. There were no option grants which resulted in compensation expense for the years ended September 30, 1998 or 1997. At September 30, 1999, 1,509 shares remained available for future grant.

The following table summarizes stock option activity for the period from September 30, 1996 to September 30, 1999:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                     Shares    Price per Share   Prices
                                   -----------------------------------------
Balance at September 30, 1996        699,519    $1.50 - $11.64   $5.95

  Granted Fiscal 1997                466,673    $1.88 - $2.81    $1.97
  Options Expired/Canceled           (70,833)   $4.50 - $15.18   $7.84
                                   -----------
Balance at September 30, 1997      1,095,359    $1.50 - $11.64   $4.65

  Granted Fiscal 1998                121,668    $1.50 - $4.00    $2.65
  Options Expired/Canceled          (112,501)   $2.63 - $6.36    $3.98
  Options Exercised                   (9,000)       $3.75        $3.75
                                   -----------
Balance at September 30, 1998      1,095,526    $1.50 - $11.64   $2.93

  Granted Fiscal 1999                502,243    $2.97 - $10.25   $4.63
  Options Exercised                 (317,309)   $1.50 - $6.36    $2.74
                                   -----------
Balance at September 30, 1999      1,280,460    $1.50 - $11.64   $4.42
                                   ===========

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additional information with respect to the outstanding options as of September 30, 1999 is as follows:

                           Options Outstanding         Options Exercisable
                  ----------------------------------  ---------------------
                                Weighted
                                Average
                               Remaining    Average               Average
Range of          Number of   Contractual   Exercise   Number of  Exercise
Exercise Prices:   Shares         Life       Price      Shares     Price
---------------  ----------  ------------  ---------  ----------  ---------
  $1.50- $3.00      465,110    7.55 years    $1.95      277,335    $1.94
  $3.01 - $6.00     613,332    6.86 years    $4.84      610,832    $4.84
  $6.01 - $11.64    202,018    4.71 years    $8.88      172,018    $9.17
                 ----------                           ----------
                  1,280,460                           1,060,185
                 ==========                           ==========

Options exercisable at September 30, 1998 and 1997 were 671,087 and 528,141, respectively. The weighted average exercise price of these exerciseable options at September 30, 1998 and 1997 were $4.79 and $6.16, respectively.

The pro forma effects of applying SFAS No. 123 are as follows:

                                        Year Ended September 30,
                                 -------------------------------------
                                    1999         1998         1997
                                 ----------  -----------  ------------
Net earnings (loss) As reported  $4,471,000  $(6,336,000)  $(4,369,000)
                                 ==========  ===========   ===========
                    Pro forma    $3,689,000  $(6,662,000)  $(4,577,000)
                                 ==========  ===========   ===========
Earnings (loss)
  per share         As reported        $.38        $(.69)        $(.49)
                                 ==========  ===========   ===========
                    Pro forma          $.31        $(.73)        $(.51)
                                 ==========  ===========   ===========

The pro forma disclosure of applying SFAS No. 123 is estimated on the option's date of grant using assumptions of the expected term to exercise, volatility, risk-free rate, and the expected dividend yield. A summary of these assumptions is as follows:

                                                            Dividend
                   Expected Term  Volatility  Risk-free Rate  Yield
                  -------------- ----------- --------------- --------
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

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At September 30, 1999, the future minimum payments under leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                  Capital   Operating
Year Ending September 30,                         Leases     Leases
---------------------------------------------------------------------
  2000                                           $228,000  $1,615,000
  2001                                            193,000   1,884,000
  2002                                             35,000   1,770,000
  2003                                              9,000   1,804,000
  2004                                                --    1,848,000
  Thereafter                                          --      729,000
                                                 --------  ----------
Total minimum future lease rental payments        465,000  $9,650,000
Less: amounts representing interest               (22,000) ==========
                                                 --------
Capitalized lease obligations, included within
  Contractual obligations in the consolidated
  balance sheet at September 30, 1999            $443,000
                                                 ========

Rental expense for all operating leases for the years ended September 30, 1999, 1998 and 1997 was approximately $678,000, $657,000 and
$541,000, respectively.

Commitments of US Search.com

US SEARCH.com has several cancelable and noncancelable agreements with data suppliers and various Internet companies. The Company also has cancelable and noncancelable broadcast and cable advertising commitments. At September 30, 1999, the minimum noncancelable payments required under these agreements are approximately:

     Year ending September 30,        Amount
   ----------------------------------------------
       2000                        $15,940,000
       2001                         $8,600,000
       2002                         $5,950,000
       2003                         $4,200,000
       2004                         $4,200,000
       Thereafter                   $1,050,000

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following is a summary of stock and option compensation to each of Messrs. Kushner and Locke for the three year period ended September 30, 1999:

                  Options/               Vested, net of
                   Shares     Exercise     exercise at        Vesting
Grant Date         Issued      Price    September 30, 1999    Required
---------------  ----------  ---------  ------------------  -----------
August 1997        83,333      $1.875        50,000             (1)
August 1997        83,333      $1.875        83,333             (2)
February 1999      50,000        N/A          N/A               (3)
September 1999    100,000      $4.6875      100,000             (4)

__________________
(1) Originally vested over five years commencing each anniversary of the grant date. Vesting of options for 33,333 shares was accelerated in March 1999. The difference in intrinsic value of these options between the grant date and the date of accelerated vesting is $277,000.
(2) Achievement of profit targets set by the Board of Directors or the price of the Company's common stock reaching trading prices between $3.00 and $6.00 per share; portions accelerated in March 1999.
(3) Restrictions removed in June 1999.
(4) Immediately vested upon grant.

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Outside directors each receive annual compensation between $15,000 and $25,000 in cash. The following is a summary of option compensation to outside directors for the three year period ended September 30, 1999.

                                                    Vested, net
                                                   of exercises
                                Options  Exercise  at September   Vesting
Holder             Grant Date    Issued    Price     30, 1999     Required
---------------  ------------  --------  --------  ------------   --------
Irwin Friedman   June 1998       16,667   $2.8438      5,556         (1)
Irwin Friedman   February 1999   13,333   $7.19       13,333         (2)
Irwin Friedman   September 1999  13,333   $4.8125     13,333         (2)
Stuart Hersch    August 1997     16,667   $1.875      16,667         (1)
Stuart Hersch    February 1999   13,333   $7.19       13,333         (2)
Stuart Hersch    September 1999  13,333   $4.8125     13,333         (2)
Stuart Hersch    September 1999  40,000   $4.8125     40,000         (2)
John Lannan      June 1998       16,667   $2.8438     11,111         (1)
John Lannan      February 1999   13,333   $7.19       13,333         (2)
John Lannan      September 1999  13,333   $4.8125     13,333         (2)

__________________
(1) Vests one-third at grant date and one-third over next two anniversaries of the grant date.
(2) Immediately vested upon grant.


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

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The search services business segment consists solely of the Company's interest in US SEARCH.com, which provides people search and customized individual reference services. Services are provided almost exclusively to United States customers.

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information regarding the Company's business segments is shown in the table below.

                                     Film and       Search
                                    television     services   Consolidated
                                    -----------  -----------  ------------
Fiscal 1999:
Operating revenues                  $34,143,000  $15,747,000  $49,890,000
Gross profit                            917,000    9,307,000    9,704,000
Earnings (loss) before income taxes  16,539,000  (11,342,000)   5,197,000
Total assets                        154,627,000   30,488,000  185,115,000

Fiscal 1998:
Operating revenues                   68,261,000    7,869,000   76,130,000
Gross profit                         10,223,000    4,280,000   14,503,000
(Loss) before income taxes           (1,419,000)  (4,736,000)  (6,155,000)
Total assets                        134,319,000    2,786,000  137,105,000

Fiscal 1997:
Operating revenues                   54,746,000          --    54,746,000
Gross profit                          2,662,000          --     2,662,000
(Loss) before income taxes           (4,346,000)         --    (4,346,000)
Total assets                        124,368,000          --   124,368,000

Geographic Data

The revenues of equity affiliates are generated worldwide and their operations are principally located in the United States. The table below presents sources of operating revenue by country or territory for the Company and consolidated subsidiaries. Equity affiliates are not included.

                                              Year ended September 30,
                                       -----------------------------------
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
                                       =========== =========== ===========

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents film and television program costs and total assets based upon their geographic location:

                              United       Latin       Great
                              States      America     Britain      Total
                            ----------- ----------- ---------- ------------
September 30, 1999:
   Film and television
     program costs          $89,163,000  $2,508,000       $--   $91,499,000
   Total assets             179,864,000   3,163,000  2,088,000  185,115,000

September 30, 1998:
   Film and television
      program costs          73,773,000         --         --    73,773,000
   Total assets             132,756,000   2,361,000  1,988,000  137,105,000

September 30, 1997:
   Film and television
      program costs          68,507,000         --         --    68,507,000
   Total assets             122,759,000         --   1,609,000  124,368,000

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

                                           Year Ended September 30,
                                    -----------------------------------
                                         1999        1998        1997
                                    ----------  -----------  -----------
    Numerator:
Numerator for basic earnings per
  share - earnings (loss) available
  to common stockholders            $4,471,000  $(6,336,000) $(4,369,000)
  Effect of dilutive securities:
    interest on convertible debt        60,000          --           --
                                    ----------  -----------  -----------
Numerator for diluted earnings per
  share - earnings (loss) available
  to common stockholders after
  assumed conversions               $4,531,000  $(6,336,000) $(4,369,000)
                                    ==========  ===========  ===========
    Denominator:
Denominator for basic earnings per
  share - weighted average shares   11,755,000    9,181,000    8,959,000
                                    ----------  -----------  -----------
Effect of dilutive securities:
  Employee stock options               378,000          --           --
  Warrants                             434,000          --           --
  Convertible debentures               129,000          --           --
                                    ----------  -----------  -----------
  Dilutive potential common shares     941,000          --           --
                                    ----------  -----------  -----------
Denominator for diluted earnings
  per share - adjusted weighted
  average shares and assumed
  conversions                       12,696,000    9,181,000    8,959,000
                                    ==========  ===========  ===========
Basic earnings (loss) per share           $.38        $(.69)       $(.49)
                                    ==========  ===========  ===========
Diluted earnings (loss) per share         $.36        $(.69)       $(.49)
                                    ==========  ===========  ===========

                           THE KUSHNER-LOCKE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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


(13) Supplemental Cash Flow Information

                                Year ended September 30,
                          ----------------------------------
Cash paid for:                1999        1998        1997
                          ----------  ----------  ----------
       Interest           $7,436,000  $6,427,000  $4,487,000
       Taxes                 $30,000     $40,000     $23,000

Fiscal 1997:

-- $667,000 of convertible subordinated debentures were converted into 84,562 adjusted shares of common stock.

Fiscal 1998:

-- The Company acquired an 80% interest in US SEARCH.com in exchange for certain guaranties of indebtedness. In conjunction with the acquisition, liabilities assumed were:

        Fair value of assets acquired         $461,000
        Cash paid for the capital stock            --
        Liabilities assumed                 $2,557,000

-- $300,000 of convertible subordinated debentures were converted into 51,282 adjusted shares of common.

Fiscal 1999:

-- The Company assigned a note receivable from August of $192,000 to a subsidiary to reduce pre-existing subsidiary obligations to August (Note 9).

-- $100,000 of a note receivable from an officer of the Company was forgiven (Note 9).

-- $296,000 in related party notes of US Search.com were forgiven (Note
9).

-- The Company issued common stock with a value of $5,820,000 in exchange for convertible preferred stock and detachable warrants in Harvey (Note 1).

-- $9,713,000 of convertible subordinated debentures were converted into 1,288,185 adjusted shares of common stock.

-- A formerly-consolidated film production subsidiary was deconsolidated as the Company no longer exercised control. The non-cash reduction in assets and liabilities were:

        Accounts receivable                    $16,000
        Film and television program costs   $1,810,000
        Other assets                           $40,000
        Accounts payable and accrueds          $38,000
        Notes payable                       $1,950,000

                           THE KUSHNER-LOCKE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II

                                    Additions
                       Balance at   Charged to   Deductions  Balance at
                      Beginning of  Costs and     Due to      End of
                         Period      Expenses    Write-offs   Period
                       ------------------------------------------------
Allowances for
  Doubtful Accounts:

 Year Ended 9/30/99    $2,509,000   2,959,000   (2,220,000)  $3,248,000
                       ==========   =========    =========   ==========
 Year Ended 9/30/98      $925,000   2,118,000     (534,000)  $2,509,000
                       ==========   =========    =========   ==========
Year Ended 9/30/97       $693,000   1,310,000   (1,078,000)    $925,000
                       ==========   =========   ==========   ==========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE KUSHNER-LOCKE COMPANY
                              (Registrant)


Dated: January 27, 2000       /s/ DONALD KUSHNER
                              Donald Kushner
                              Co-Chairman of the Board, Co-Chief
                              Executive Officer and Secretary

Dated: January 27, 2000       /s/ ROBERT SWAN
                              Robert Swan
                              Senior Vice President and Chief
                              Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dated indicated.

                              THE KUSHNER-LOCKE COMPANY
                              (Registrant)

Dated: January 27, 2000       /s/ PETER LOCKE
                              Peter Locke
                              Co-Chairman of the Board and Co-Chief
                              Executive Officer

Dated: January 27, 2000       /s/ DONALD KUSHNER
                              Donald Kushner
                              Co-Chairman of the Board, Co-Chief
                              Executive Officer and Secretary

Dated: January 27, 2000       /s/ ROBERT SWAN
                              Robert Swan
                              Senior Vice President and Chief
                              Financial Officer

Dated: January 27, 2000       /s/ ADELINA VILLAFLOR
                              Adelina Villaflor
                              Controller (Chief Accounting Officer)

Dated: January 27, 2000       /s/ IRWIN FRIEDMAN
                              Irwin Friedman
                              Director

Dated: January   , 2000
                              Stuart Hersch
                              Director

Dated: January 27, 2000       /s/ JOHN LANNAN
                              John Lannan
                              Director

                               INDEX TO EXHIBITS

3        Articles of Incorporation  (A)
4.1      Indenture between the Company and National City Bank of
         Minneapolis, as Trustee, dated as of December 1,
         1990 pertaining to 10% Convertible Subordinated Debentures
         Due 2000, Series A  (E)
4.2      First Supplemental Indenture between the Company and National
         City Bank of Minneapolis, as Trustee, dated as of March 15,
         1991 pertaining to 10% Convertible Subordinated Debentures Due
         2000, Series A  (F)
4.3      Indenture between the Company and National City Bank of
         Minneapolis, as Trustee, dated as of December 1, 1990 pertaining to 13-3/4% Convertible Subordinated Debentures Due 2000,
         Series B   (E)
4.4      Warrant agreement between the Company and City National Bank, as
         Warrant Agent, dated as of March 19, 1991 pertaining to Common
         Stock Purchase Warrants  (F)
4.5      Warrant agreement dated September 5, 1997 between the Company and
         Allen & Company Incorporated. (U)
4.6      Warrant agreement dated September 5, 1997 between the Company and I.
         Friedman Equities, Inc.  (U)
4.7      Warrant Agreement dated June 27, 1997 between the Company and I.
         Friedman Equities, Inc.  (U)
10.1     Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Donald Kushner.  (W)
10.1.1   First Amendment to Amended and Restated Employment Agreement
         dated March 2, 1999 between the Company and Donald Kushner.  (Y)
10.2     Amended and Restated Employment Agreement dated October 1, 1997 between the Company and Peter Locke. (W)
10.2.1   First Amendment to Amended and Restated Employment Agreement
         dated March 2, 1999 between the Company and Peter Locke.  (Y)
10.3     1988 Stock Incentive Plan of the Company  (A)
10.4     Form of Indemnification Agreement  (A)
10.5     Kushner-Locke Shareholders' Cross-Purchase Agreement dated as of
         October 1, 1988 between and among Donald Kushner, Rebecca Hight,
         Peter Locke, Karen Locke, Peter Locke Productions, Inc. and
         Twelfth Street Limited  (A)
10.5.1   Amendment dated as of May 14, 1992 to the Kushner-Locke
         Shareholders' Cross-Purchase Agreement dated as of October 1,
         1988 between and among Donald Kushner, Rebecca Hight, Peter Locke,
         Karen Locke, Peter Locke Productions, Inc. and Twelfth Street
         Limited  (I)
10.6     Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner, Rebecca Hight, Peter Locke, Karen Locke,
         Peter Locke Productions, Inc. and Twelfth Street Limited  (A)
10.6.1   Amendment dated May 14, 1992 to the Kushner-Locke Trust Agreement dated as of October 1, 1988 between and among Donald Kushner,
         Rebecca Hight, Peter Locke, Karen Locke, Peter Locke Productions,
         Inc. and Twelfth Street Limited  (I)
10.12    Lease Agreement, dated as of November 1989, between the Company and 11601 Wilshire Associates  (G)
10.12.1  Amended Lease Agreement  (G)
10.12.2  Lease Agreement by and between Arden Realty Limited Partnership and The Kushner-Locke Company as of August 13, 1999.  (Y)
10.16    Warrant Agreement between the Company and Chatfield Dean & Co.,
         Inc. dated as of November 13, 1992  (J)
10.19    Fiscal Agency Agreement dated March 10, 1994 between and among the Company, Bank America National Trust Company and Bank of
         America National Trust and Savings Association  (K)
10.19.1  Side letter between the Company and BankAmerica Trust Company to the Fiscal Agency Agreement dated March 10, 1994 between and among the Company, BankAmerica Trust Company and Bank of America National
         Trust and Savings Association  (K)
10.20    Warrant Agreement dated March 10, 1994 between the Company and RAS
         Securities Corp.  (K)
10.21    Warrant Agreement dated March 10, 1994 between the Company and I.
         Friedman Equities, Inc.  (K)
10.22    Fiscal Agency Agreement dated July 25, 1994 between and among the
         Company, Bank America National Trust Company and Bank of America
         National Trust and Savings Association  (L)

10.27    Loan and Security Agreement dated December 1, 1994 between the
         Company and August Entertainment, Inc., and Guarantees between the
         Company, August Entertainment, Inc. and the Allied Entertainments
         Group PLC and certain of its subsidiaries  (M)
10.44    Amendment to the 1988 Stock Incentive Plan dated May 17, 1994  (Q)
10.56    Letter Agreement, dated as of April 12, 1996, by and among The
         Kushner-Locke Company, Chemical Bank and Chase Securities Inc.  (T)
10.57    Credit, Security, Guaranty and Pledge Agreement, dated as of June
         19, 1996, among The Kushner-Locke Company, the Guarantors named therein, the lenders named therein and The Chase Manhattan Bank,
         N.A., (formerly Chemical Bank) as Agent, and as Fronting Bank for the lenders (the "Credit Agreement")  (T)
10.58    Employment Agreement dated September 14, 1996 between The
         Kushner-Locke Company and Bruce St. J Lilliston (V)
10.59    Loan and Security Agreement dated March 1, 1996 between The
         Kushner-Locke Company and its subsidiaries and Banque Paribas,
         Los Angeles Agency (V)
10.61    Waiver of Section 6.17 Overhead Expenses of the Credit Agreement,
         dated as of  . (V)
10.62    Amendment No. 5 dated as of December 22, 1997 to the Credit
         Agreement. (W)
10.63    Amendment No. 6 dated as of May 13, 1998 to the Credit
         Agreement.  (X)
10.64    Amendment No. 7 dated as of December, 1998 to the Credit
         Agreement.  (Y)
10.65    Waiver of Section 6.17 Overhead Expenses of the Credit
         Agreement, dated as of December 9, 1999.  (Y)
23.1     Consent of PricewaterhouseCoopers LLP
23.2     Consent of KPMG LLP
27       Financial Data Schedule  (Y)

___________

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

Exhibit 23.1




The Board of Directors
The Kushner-Locke Company:

We consent to incorporation by reference in the registration statements (Nos. 333-72785, 333-80521, 333-40391, 333-10239 and 33-82942) on Form
S-3 and (Nos. 333-79729, 333-63297, 33-45248 and 33-86768) on Form S-8
of our report dated December 21, 1999, on our audits of the consolidated financial statements and financial statement schedule of The Kushner-Locke Company as of and for each of the years in the two-year period ended September 30, 1999, which report is included in the Annual Report on Form 10-K/A.

PriceWaterhouseCoopers LLP

Century City, California
January 27, 2000

Exhibit 23.2




The Board of Directors
The Kushner-Locke Company:

We consent to incorporation by reference in the registration statements (Nos. 333-72785, 333-80521, 333-40391, 333-10239 and 33-82942) on Form
S-3 and (Nos. 333-79729, 333-63297, 33-45248 and 33-86768) on Form S-8
of The Kushner-Locke Company of our report dated December 26, 1997, relating to the consolidated statements of operations, stockholders' equity and cash flows of The Kushner-Locke Company for the year ended September 30, 1997, and the related schedule for the year ended September 30,1997, which report appears in the September 30, 1999 annual report on Form 10-K/A of The Kushner-Locke Company.

KPMG LLP

Los Angeles, California
January 26, 2000