Form 10-Q
period 1999-12-31
KUSHNER LOCKE CO
filed 2000-02-14
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended December 31, 1999           Commission File No.  0-17295


                           THE KUSHNER-LOCKE COMPANY

             (Exact name of registrant as specified in its charter)


          California                                 95-4079057
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

There were 13,844,408 shares of outstanding Common Stock of the Registrant as of February 11, 2000.

Total number of pages: 21.                    Exhibit Index begins on page 20.

                            THE KUSHNER-LOCKE COMPANY

                  Form 10-Q for the Quarter ended December 31, 1999

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

Item 1 through 5.         Not Applicable.

Item 6.                   Exhibits and Reports on Form 8-K.

                               (a) Exhibits:      None.

                               (b) Reports on Form 8-K: None.

                                                                      PART I
Item 1.

                         THE KUSHNER-LOCKE COMPANY
                  Condensed Consolidated Balance Sheets


                                                    December 31, September 30,
                                                        1999          1999
                                                    ------------ ------------
         Assets                                      (unaudited)



Cash and cash equivalents                            $22,327,000  $31,612,000
Reserved cash                                            166,000      734,000
Restricted cash                                        4,077,000    4,088,000
Accounts receivable, net of allowance for
  doubtful accounts                                   33,201,000   30,030,000
Due from related parties                               3,775,000    2,611,000
Film and television program costs, net of
  accumulated amortization                            87,982,000   91,499,000
Investments in unconsolidated entities, at equity      9,885,000   12,045,000
Other assets                                          14,736,000   12,496,000
                                                    ------------ ------------
     Total assets                                   $176,149,000 $185,115,000
                                                    ============ ============

         Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities             $10,655,000  $11,104,000
Due to related party                                      19,000      233,000
Notes payable                                         83,973,000   82,925,000
Deferred revenue                                       5,303,000    3,628,000
Contractual obligations                                8,079,000   11,039,000
Production advances                                    1,716,000    1,592,000
Convertible subordinated debentures, net of
  deferred issuance costs                              2,131,000    2,269,000
                                                    ------------ ------------
     Total liabilities                               111,876,000  112,790,000

Minority interest                                      8,725,000   11,580,000

Stockholders' equity:
  Common stock, no par value.  Authorized
    50,000,000 shares: issued and outstanding
    13,844,408 shares at December 31, 1999 and
    13,810,767 shares at September 30, 1999           70,657,000   70,379,000
  Accumulated deficit                                (15,109,000)  (9,634,000)
                                                    ------------ ------------
     Net stockholders' equity                         55,548,000   60,745,000
                                                    ------------ ------------
     Total liabilities and shareholders' equity     $176,149,000 $185,115,000
                                                    ============ ============

    See accompanying notes to condensed consolidated financial statements.

                         THE KUSHNER-LOCKE COMPANY
              Condensed Consolidated Statements of Operations
                               (unaudited)

<CAPTIONS>

                                                     Three Months Ended
                                                        December 31,
                                                  -------------------------
                                                      1999        1998
                                                  ------------  -----------
Operating revenues:
  Film and television program licensing            $11,685,000  $11,625,000
  Search and individual reference services           6,103,000    2,243,000
                                                  ------------  -----------
   Total operating revenues                         17,788,000   13,868,000
                                                  ------------  -----------
Costs related to operating revenues:
  Film and television program licensing            (10,231,000) (10,779,000)
  Search and individual reference services          (2,646,000)    (884,000)
                                                  ------------  -----------
   Total costs related to operating revenues       (12,877,000) (11,663,000)
                                                  ------------  -----------
   Gross profit                                      4,911,000    2,205,000

Selling, general and administrative expenses       (11,384,000)  (5,669,000)
Provision for doubtful accounts and notes             (418,000)    (790,000)
                                                  ------------  -----------
   Loss from operations                             (6,891,000)  (4,254,000)

Equity in net earnings of unconsolidated entities       18,000      118,000
Dividend income                                         99,000          --
Interest income                                        370,000       64,000
Interest expense                                    (1,815,000)  (1,853,000)
                                                  ------------  -----------
   Loss before minority interest and income taxes   (8,219,000)  (5,925,000)

Minority interest in subsidiary net losses           2,764,000          --
                                                  ------------  -----------
   Loss before income taxes                         (5,455,000)  (5,925,000)

Income tax expense                                     (20,000)     (50,000)
                                                  ------------  -----------
   Net loss                                        $(5,475,000) $(5,975,000)
                                                  ============  ===========


Basic net loss per share                                $(0.40)      $(0.64)
                                                        ======       ======
Diluted net loss per share                              $(0.40)      $(0.64)
                                                        ======       ======
Weighted average common shares outstanding          13,818,000    9,387,000
                                                    ==========   ==========

   See accompanying notes to condensed consolidated financial statements.

                          THE KUSHNER-LOCKE COMPANY
               Condensed Consolidated Statements of Cash Flows
                                (unaudited)

<CAPTIONS>

                                                      Three Months Ended
                                                         December 31,
                                                    ------------------------
                                                        1999         1998
                                                    -----------  -----------
Cash flows from operating activities:

 Net loss                                           $(5,475,000) $(5,975,000)

 Adjustments to reconcile net loss to net cash
   (used) by operating activities:

  Minority interest in subsidiary net losses         (2,764,000)         --
  Dividend income                                       (99,000)         --
  Equity in net (earnings) of unconsolidated
    entities                                            (18,000)    (118,000)
  Depreciation and amortization                         368,000      276,000
  Provision for doubtful accounts and notes             418,000      790,000
  Compensatory option and warrants                      117,000          --
  Amortization of film and television program costs   9,768,000    8,974,000

 Changes in assets and liabilities:
   Reserved and restricted cash                         579,000     (197,000)
   Accounts receivable, net                          (3,489,000)     567,000
   Due from related parties                          (1,264,000)     418,000
   Film and television program costs                 (6,251,000) (14,892,000)
   Other assets                                      (1,022,000)     410,000
   Accounts payable and accrued liabilities            (449,000)   2,422,000
   Due to related party                                (214,000)         --
   Deferred revenue                                   1,675,000     (811,000)
   Contractual obligations                           (2,960,000)   2,809,000
   Production advances                                  124,000     (493,000)
                                                    -----------  -----------
Net cash used in operating activities               (10,956,000)  (5,820,000)
                                                    -----------  -----------
Cash flows from investing activities:
 Investments in unconsolidated entities               2,178,000      (63,000)
 Purchases of property, plant and equipment          (1,570,000)     (34,000)
                                                    -----------  -----------
Net cash provided by (used in) investing activities     608,000      (97,000)
                                                    -----------  -----------
Cash flows from financing activities:
 Borrowings under notes payable                       9,372,000   10,793,000
 Repayment of notes payable                          (8,324,000)  (4,230,000)
 Proceeds from issuance of common stock                     --     5,456,000
 Other                                                   15,000      397,000
                                                    -----------  -----------
Net cash provided by financing activities             1,063,000   12,416,000
                                                    -----------  -----------
  Net (decrease) increase in cash                    (9,285,000)   6,499,000

Cash and cash equivalents at beginning of period     31,612,000    1,255,000
                                                    -----------  -----------
Cash and cash equivalents at end of period          $22,327,000  $ 7,754,000
                                                    ===========  ===========

  See accompanying notes to condensed consolidated financial statements.

                        THE KUSHNER-LOCKE COMPANY
          Condensed Consolidated Statement of Stockholders' Equity
                   Three Months ended December 31, 1999
                               (unaudited)

<CAPTIONS>
                                  Common Stock
                              ----------------------
                               Number of    Common    Accumulated
                                 shares     Stock       Deficit        Net
                              ---------- ----------- ------------  -----------

Balance at September 30, 1999 13,810,767 $70,379,000  $(9,634,000) $60,745,000

 Exercise of stock options         8,000      15,000          --        15,000

 Conversion of subordinated
   debentures                     25,641     146,000          --       146,000

 Compensatory option and
   warrant grants                    --      117,000          --       117,000

 Net loss                            --          --    (5,475,000)  (5,475,000)
                              ---------- ----------- ------------  -----------
Balance at December 31, 1999  13,844,408 $70,657,000 $(15,109,000) $55,548,000
                              ========== =========== ============  ===========

  See accompanying notes to condensed consolidated financial statements.

                        THE KUSHNER-LOCKE COMPANY
           Notes to Condensed Consolidated Financial Statements
                              (unaudited)


(1)  Organization and Business

The Kushner-Locke Company is a leading independent entertainment company established in 1983, which principally develops, produces, and distributes original feature films and television programming. Our feature films are developed and produced for the theatrical, made-for-video and pay cable motion picture markets. Our television programming has included television series, mini-series, movies-for-television, animation, reality and game show programming for the major networks, cable television, first-run syndication and international markets.


(2)  Basis of Presentation

These unaudited consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the three month periods ended December 31, 1999 and 1998. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted and Reserved Cash

At December 31, 1999, out of $26,570,000 of total cash the Company had $4,077,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions and a security deposit on rental space for a subsidiary. In addition, at December 31, 1999, the Company had $166,000 in cash collected by the Company and reserved for use principally by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.


(3)  Film and Television Program Costs

Film and television program costs consist of the following:

                                                 December 31,   September 30,
                                                     1999           1999
                                                 -----------    -----------
In process or development                         $8,702,000    $20,472,000
Released, net of accumulated amortization         79,280,000     71,027,000
                                                 -----------    -----------
                                                 $87,982,000    $91,499,000
                                                 ===========    ===========


(4)  Credit Agreement and Financing Arrangements

Credit arrangements and borrowings consist of the following:

                                                     December 31, September 30,
                                                         1999          1999
                                                      -----------  -----------
Note payable to bank, under a revolving credit
facility collateralized by substantially all
Company assets, interest at Libor (5.38% at
September 30, 1999) plus 3%, outstanding
principal balance due June 2000                       $67,378,000  $66,455,000

Notes payable to banks and/or financial
institutions consisting of production loans
principally collateralized by film rights,
interest at rates from Libor (5.38% at
September 30, 1999) plus 2%  to Prime (8.25% at
September 30, 1999) plus 2.5%, and maturities at
varying dates through June 2000                        16,497,000   16,272,000

Series B Convertible Subordinated Debentures due
December 2000, bearing interest at 13-3/4% per
annum payable monthly, net                              1,543,000    1,535,000

8% Convertible Subordinated Debentures due
December 2000, interest payable February 1 and
August 1, net                                             588,000      734,000

Trade notes payable and debt of US SEARCH.com              98,000      198,000
                                                      -----------  -----------
 Total credit agreements and financing arrangements   $86,104,000  $85,194,000
                                                      ===========  ===========
Total notes payable                                   $83,973,000  $82,925,000
                                                      ===========  ===========
Total convertible subordinated debentures, net of
  deferred issuance costs                              $2,131,000   $2,269,000
                                                      ===========  ===========

In June 1996 the Company obtained a $40,000,000 syndicated borrowing base revolving credit facility. In September 1997 the facility was increased to $60,000,000 and the maturity was extended to June 2000. In December 1998 the facility was increased to a maximum of $75,000,000, subject to the addition of new banks to the syndicated group and to the availability of sufficient collateral. As of February 11, 2000 a maximum of $68,000,000 could be borrowed based upon available collateral, and $66,228,000 was then outstanding.

The credit facility expires in June 2000. The Company is currently in discussions with the agent bank for the syndicate regarding extending the secured revolving facility beyond its current maturity date. While the discussions are presently in an early stage and no agreement has been reached, the agent bank has expressed a willingness to extend the maturity date beyond fiscal 2000.

Credit arrangements and borrowings are due as follows:

Fiscal Year Ending September 30,        Amount
--------------------------------      -----------
  2000                                $83,973,000
  2001                                  2,131,000
                                      -----------
  Total                               $86,104,000
                                      ===========


(5) Commitments and Contingencies

In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of December 31, 1999 the Company had agreed to pay approximately $2,612,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next eighteen months.

US SEARCH.com has several cancelable and noncancelable agreements with data suppliers and various Internet companies. The Company also has cancelable and noncancelable broadcast and cable advertising commitments. At December 31, 1999, the minimum noncancelable payments required under these agreements are approximately:


Year ending September 30,                   Amount
-------------------------                -----------
  2000 (balance of fiscal year)          $12,361,000
  2001                                    $7,520,000
  2002                                    $5,200,000
  2003                                    $4,200,000
  2004                                    $4,200,000



(6)   Earnings (Loss) Per Share

The table below reconciles net loss and average shares of common stock outstanding to those amounts used to calculate basic and diluted loss per share.

<CAPTIONS>

                                                     Three Months Ended
                                                         December 31,
                                                  --------------------------
                                                      1999          1998
                                                  -----------   ------------

Numerator:

 Numerator for basic earnings per share - loss
   available to common stockholders               $(5,475,000)  $(5,975,000)

  Effect of dilutive securities: interest on
   convertible debt                                       --            --

 Numerator for diluted earnings per share-loss
   available to common stockholders after         -----------   -----------
   assumed conversions                            $(5,475,000)  $(5,975,000)
                                                  ===========   ===========
Denominator:

 Denominator for basic loss per share -
   weighted average shares                         13,818,000     9,387,000
                                                  -----------   -----------
 Effect of dilutive securities:

   Employee stock options                                 --            --
   Warrants                                               --            --
   Convertible debentures                                 --            --
                                                  -----------   -----------
   Dilutive potential common shares                       --            --
                                                  -----------   -----------
   Denominator for diluted loss per share -
     adjusted weighted average shares and
     assumed conversions                           13,818,000     9,387,000
                                                  ===========   ===========
Basic loss per share                                   $(0.40)       $(0.64)
                                                       ======        ======
Diluted loss per share                                 $(0.40)       $(0.64)
                                                       ======        ======

Approximately 1,218,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three months ended December 31, 1999, respectively, as the impact of including such securities would be antidilutive. Approximately 978,000 options and 1,834,000 warrants to acquire common stock were not included in the calculation of diluted loss per share for the three months ended December 31, 1998, respectively, as the impact of including such securities would be antidilutive. Shares issuable upon conversion of the Company's convertible subordinated debentures were not included in the calculation of diluted earnings per share for the three months ended December 31, 1999 or 1998 as the impact of including such securities would be antidilutive.


(7)  Segment Information

Summarized financial information regarding the Company's business segments is shown in the table below (in thousands).


                                        Film and
                                       Television      Search     Consolidated
                                       ----------      ------     ------------
For the three months ended
  December 31, 1999:

  Operating revenues                    $11,685        $6,103        $17,788
  Gross profit                            1,454         3,457          4,911
  Earnings (loss) before income taxes       905        (6,360)        (5,455)

For the three months ended
  December 31, 1998:

  Operating revenues                     11,625         2,243         13,868
  Gross profit                              846         1,359          2,205
  Earnings (loss) before income taxes    (2,820)       (3,105)        (5,925)

Total assets at:

   December 31, 1999                    150,500        25,649        176,149
   September 30, 1999                   154,627        30,488        185,115



(8)  Supplemental Cash Flow Information

During the quarter ended December 31, 1999, $150,000 of convertible subordinated debentures were converted into 25,641 shares of common stock.

During the quarter ended December 31, 1998, $100,000 of convertible subordinated debentures were converted into 17,095 shares of common stock. Also $100,000 of a note receivable from an officer of the Company was forgiven.

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

Film and Television Programs. The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, certain exploitation costs, production overhead, and interest relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film or program in future markets. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues for the program bear to management's estimate of anticipated total remaining gross revenues for such film or program from all sources. When management reduces its estimates of the future gross revenues for a particular product, a significant write-down and a corresponding decrease in the Company's earnings could result. See "Results of Operations" below. Film and television program costs, net of accumulated amortization, decreased to $87,982,000 at December 31, 1999 from $91,499,000 at September 30, 1999. Film and television program costs in process or development at December 31, 1999 decreased to $8,702,000 from $20,472,000 at September 30, 1999. See "Results of Operations" below.

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

US Search.com. In November 1997, the Company acquired an 80% interest of US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 the Company sold shares of US SEARCH.com and US SEARCH.com completed an initial public offering, which resulted in the Company's ownership position declining to 55.2% while raising $54,000,000 of gross proceeds, $13,500,000 of which benefited the Company. Since its acquisition, US SEARCH.com's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of Search has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new business segment. Since such acquisition, the Company has consolidated $29,719,000 of revenues and $19,589,000 of net losses attributable to US SEARCH.com. US SEARCH.com has significantly higher gross profit margins than the film and television program segment. Management's strategy is to enhance US SEARCH.com's brand awareness and market position through increased advertising and distribution and marketing alliances and expansion of its productline to include more services directed to business users. As an expected result of increases in revenues trailing such increases in expenditures, the Company believes that US SEARCH.com will continue to adversely affect the Company's consolidated results of operations for the foreseeable future. See Note 10 of Notes to Consolidated Financial Statements in the Company's Form 10-K as of September 30, 1999.

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


Forward Looking Statements

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustments of the film costs, dependence on key personnel, production deficits, risks involved in the Internet, television and theatrical film industries, competition, government regulation, labor relations, limited operating history and continued operating losses of US SEARCH.com and GCL, reliance of US SEARCH.com on strategic relationships in Internet market, uncertain acceptance and maintenance of the 1-800-USSEARCH brand, risks associated with offering new services, risks associated with growth and expansion, liability for online content, rapidly changing technology, standards and consumer demands, online commerce security risks, including credit card fraud, system disruptions and capacity constraints for US SEARCH.com, risks associated with domain names, year 2000 compliance, shares available for future sale, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3
(Registration No. 333-80521), as filed with the Securities and Exchange Commission on June 11, 1999, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.


Results of Operations

Comparison of Three Months Ended December 31, 1999 and 1998

The Company's operating revenues for the first quarter ended December 31, 1999 were $17,788,000, an increase of $3,920,000 or 28% from $13,868,000 from the prior fiscal year's first quarter ended December 31, 1998. The increase resulted from a $3,860,000 or 172% increase in US SEARCH.com revenues from $2,243,000 to $6,103,000. Film and television revenues increased $60,000 or 1% from the prior fiscal year's first quarter period and increased 22% over the quarter ended September 30, 1999.

The Company recognized $8,404,000 of revenues (47% of total revenues) during the first quarter of fiscal 2000 primarily from the delivery and/or availability of one feature film, Picking Up The Pieces, starring Woody Allen and Sharon Stone. A total of $6,103,000 (34%) of first quarter fiscal 2000 revenues were generated by US SEARCH.com. In addition, $2,213,000 (12%) of fiscal 2000 revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors. The remaining 7% of total revenues were generated from various sources, including the licensing of existing television programming and materials sold to licensees. Gran Canal Latino generated nominal revenues.

In various stages of production for the Company's fiscal 2000 distribution slate are The St. Francisville Experiment, They Nest starring Dean Stockwell, John Savage and Thomas Calabro; and Vlad The Impaler. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc.

Costs relating to operating revenues were $12,877,000 during the first quarter of fiscal 2000 as compared to $11,663,000 during the first quarter of fiscal 1999. As a percentage of operating revenues, costs relating to operating revenues were 72% for the first quarter of fiscal 2000 compared to 84% for the first quarter of fiscal 1999. The $1,214,000 or 10% increase resulted from a $1,762,000 or 199% increase in costs incurred by US SEARCH.com, partially offset by a $(548,000) or (5%) decrease in film and television program costs.

The Company's film and television licensing gross profits increased $608,000 (72%) as the fiscal 2000 release of a feature film is expected to be more profitable than the fiscal 1999 releases. US SEARCH.com operations resulted in a $2,098,000 or 154% increase in gross profits. US SEARCH.com's gross profit percentage decreased from 61% in the December 31, 1998 quarter to 57% in the December 31, 1999 quarter due primarily to the introduction of a broad array of products in 1999, some of which were at lower prices and profit margins, and due to higher labor costs in anticipation of higher transaction levels.

Selling, general and administrative expenses increased $5,715,000 or 101 % to $11,384,000 in the first quarter of fiscal 2000 from $5,669,000 in the first quarter of fiscal 1999. The increase in such expenses is principally due to a $5,452,000 or 125% increase in US SEARCH.com advertising and administrative expenses. US SEARCH.com is contractually committed to spend at least $4,558,000 in the March 2000 quarter, $3,842,000 in the June 2000 quarter and $3,711,000 in the September 2000 quarter for advertising.

The provisions for doubtful accounts and notes decreased $(372,000) or (47%) during fiscal 2000 due to a $(407,000) or (80%) decrease in such provisions for the film and television segment, partially offset by a $35,000 (12%) increase for US SEARCH.com consistent with increased credit basis revenues.

Interest expense for the first quarter ended December 31, 1999 was $1,815,000, a $(38,000) or (2%) decrease as compared to $1,853,000 for the first quarter ended December 31, 1998. The decrease was due to lower average borrowings due to the fiscal 1999 subordinated debenture conversions and an increase in the capitalization of interest costs in fiscal 2000, partially offset by increased borrowings under the Company's line of credit and an increased volume of separate production loans. Changes in variable interest rates during the 2000 fiscal quarter did not materially affect the change in interest expense.
Total indebtedness for borrowed money decreased (6%) to $86,104,000 at December 31, 1999 from $91,188,000 at December 31, 1998.

The Company's estimated effective income tax expense was less than 1% for the first quarter ended December 31, 1999 compared to an estimated effective income tax rate of 1% for the quarter ended December 31, 1998. Tax expense in first quarter of fiscal 2000 pertained to estimated federal alternative minimum taxes and state income taxes. The Company has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2000.

The Company reported a net loss of $(5,475,000) or $(0.40) per share, for the first quarter ended December 31, 1999 as compared a net loss of $(5,975,000), or $(.64) per share, for the first quarter ended December 31, 1998. Basic and diluted average common shares outstanding for the compared first quarters were 13,818,000 in fiscal 2000 and 9,387,000 in fiscal 1999.


Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1999 decreased to $26,570,000 (including $4,077,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and as a deposit by US SEARCH.com, and $166,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $36,434,000 (including $4,088,000 of restricted cash being used as collateral for film sale/leaseback transactions and as a deposit by US SEARCH.com, and $734,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1999. Unrestricted and unreserved cash and cash equivalents decreased $(9,285,000) since September 30, 1999.

The Company's film and television program operations, and operations of US SEARCH.com are capital intensive. The June 1999 initial public offering of US SEARCH.com financed that subsidiary's capital needs. While the Company is not contractually obligated to finance US SEARCH.com, from time to time the Company may consider doing so out of its capital resources. The Company has funded its working capital requirements through receipt of third party domestic and international licensing payments as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets and use of related production loans. In addition, the expansion of the Company's international distribution business, the establishment of its feature film division and its Internet and direct marketing subsidiary US SEARCH.com have significantly increased the Company's working capital requirements. The amount available under the credit facility as of February 11, 2000 was $1,772,000.

The Company experienced net negative cash flows of ($10,956,000) from operating activities primarily resulting from the Company's operating expenditures exceeding operating receipts at the Company and its subsidiary US SEARCH.com. Net unrestricted cash decreased by ($9,285,000) to $22,327,000 on December 31, 1999. As the Company expands production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.


Credit Facility

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights. In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Such tranche will allow the Company to borrow production funding after a required Company equity participation. Loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets and bear interest, at the Company's option, either (i) at LIBOR (5.89% as of February 12, 1999) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is 2% plus the greater of (a) Chase's Prime Rate (8.75% as of February 11, 2000), (b) Chase's Base 30-Day CD Rate (5.83% as of February 11, 2000) plus 1% or (c) the Federal Funds Effective Rate (5.79% as of February 11, 2000) plus 1/2%). The Company pays an annual commitment fee of .5% of the unused portion of the credit line. The amount outstanding under the credit facility as of December 31, 1999 was $67,378,000 out of a borrowing base availability of $68,000,000, and as of February 11, 2000 $66,228,000 was outstanding out of a borrowing base availability of $68,000,000.

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

In December 1998 the banks increased the maximum amount of the Company's collateralized line of credit from $60,000,000 to $75,000,000. Existing participants in the syndicate approved the increase and are committed to lend up to $68,000,000. Additional availability is subject to adding new banks to the syndicate. As of February 11, 2000, the principal amount outstanding under this credit line was $66,228,000 and $1,772,000 remained available for borrowing.

The credit facility expires in June 2000. The Company is currently in discussions with Chase regarding extending the secured revolving facility beyond its current maturity date. While the discussions are presently in an early stage and no agreement has been reached, Chase has expressed a willingness to extend the maturity date beyond fiscal 2000. See "Summary" below.


Other Loans

The Company's other borrowings, totaling $16,595,000 as of December 31, 1999, consisted principally of production loans from Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") to consolidated production entities, and loans to the Company's 55.2%-owned subsidiary, US SEARCH.com. The Kushner-Locke Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

In November 1997, an $8,200,000 production loan was obtained from Comerica by an unconsolidated company 25%-owned by the Company to cover a portion of the production budget of Beowulf. The loan bore interest at Prime (8.75% as of February 11, 2000) plus 1% or at LIBOR (5.89% as of February 11, 2000) plus 2%. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matured on December 31, 1999 and has been repaid.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susanss Plan. The loan bears interest at Prime (8.75% as of February 11, 2000) plus 1% or at
LIBOR (5.89% as of February 11, 2000) plus 2%.   The loan is collateralized by
the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan.
The loan matures on June 30, 2000.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (8.75% as of February 11, 2000) plus 1% or at LIBOR (5.89% as of February 11, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan. As extended, the loan matures on June 15, 2000.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Mambo Cafe. The loan bears interest at Prime (8.75% as of February 11, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matures on April 30, 2000.

In October 1998, a $2,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Freeway II: Confessions of a Trickbaby. The loan bears interest at Prime (8.75% as of February 11, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. As extended, the loan matures on April 30, 2000.


Proceeds from Securities Offerings

As of December 31, 1999, $1,574,000 principal amount of Series B Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) and $602,000 principal amount of 8% Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of $5.85 per share) were outstanding. In December 1999, $150,000 principal amount of the 8% Debentures were converted into 25,641 shares of Common Stock.


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

US SEARCH.com has several cancelable and noncancelable agreements with various suppliers, Internet companies and broadcasters and cable companies for advertising. At December 31, 1999, the minimum noncancelable payments required under these agreements are approximately $12,121,000, $7,520,000, $5,200,000, $4,200,000 and $4,200,000 for 2000, 2001, 2002, 2003
and 2004, respectively. The Company expects US SEARCH.com to increase its Internet and television advertising of US SEARCH.com's services. As a result, US SEARCH.com's net losses may continue to increase. Such losses would adversely impact the Company's consolidated results of operations, however the Company is not obligated to fund any US SEARCH.com operating cash flow deficiencies.


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

Management believes that existing resources and cash generated from operating activities, together with amounts anticipated to be available under the syndicated revolving credit agreement with Chase will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company is currently in negotiations to extend the secured revolving facility beyond its current maturity date, however no agreement has been executed. Chase has expressed a willingness to extend the facility, however there can be no assurance that an extension of the maturity date will be obtained or, if obtained, will continue the credit facility on its present terms. If not extended, all amounts outstanding under the credit facility at June 30, 2000 will become due and payable on that date. The Company would then be required to obtain additional capital from other sources to satisfy such obligations. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company's cash flow, the scope of strategic alternatives available to the Company and its operations. The Company may seek other sources of financing to meet its working capital requirements, including separate equity or debt financing for US SEARCH.com or other possible sources of financing. The Company from time to time seeks additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital. The Company may not obtain additional financing on terms satisfactory to the Company or at all.

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

US SEARCH.com has conducted an evaluation of internal systems. The objective was to ensure uninterrupted transition into the Year 2000.
The scope of the Year 2000 objective included: (1) information technology ("IT") such as software and hardware, (2) non-IT systems such as components contained in various safety systems, facilities and utilities, and (3) readiness of key third parties, including suppliers and customers. US SEARCH.com has obtained written confirmation of the Year 2000 status of its third party software. US SEARCH.com has utilized internal resources to test internally developed software for Year 2000 compliance. US SEARCH.com has modified or replaced certain portions of its software so that its systems will function properly with respect to dates in the year 2000 and thereafter. If there is a malfunction in its systems, potential systems interruptions or delays in services may have a material adverse effect on US SEARCH.com's business, financial condition and results of operations. Further, if management fails to successfully resolve these issues, some or all of US SEARCH.com's operations may shut-down, which would have a material adverse effect on its business, financial condition and results of operations.

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

The Company cannot quantify the impact of the Year 2000 Issue; however, failure of critical internal IT systems, non-IT systems, third-party vendors and financial institutions may limit or prevent the Company from performing services for its customers, and could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. The Company estimates that the total cost of implementing and maintaining its Year 2000 compliance program will not exceed $200,000 and most of these costs have been incurred to date. This estimate includes implementation of redundant hardware, software and communications systems.

As of February 11, 2000 neither the Company nor US SEARCH.com have experienced any significant disruptions of operations attributable to Y2K issues.


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



                                     THE KUSHNER-LOCKE COMPANY
                                     (Registrant)


Dated: February 14, 2000             /s/  PETER LOCKE

                                     Peter Locke
                                     Co-Chairman of the Board,
                                     Co-Chief Executive Officer


Dated: February 14, 2000             /s/  DONALD KUSHNER

                                     Donald Kushner
                                     Co-Chairman of the Board,
                                     Co-Chief Executive Officer
                                     and Secretary


Dated: February 14, 2000             /s/  BRUCE ST.J LILLISTON

                                     Bruce St.J Lilliston
                                     President and Chief Operating
                                       Officer


Dated: February 14, 2000             /s/  ROBERT SWAN

                                     Robert Swan
                                     Senior Vice President and Chief
                                       Financial Officer

                         INDEX TO EXHIBITS


EX-27    Financial Data Schedule