Form 10-Q
period 2000-03-31
KUSHNER LOCKE CO
filed 2000-05-15
CIK 842009

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2000        Commission File No. 0-17295


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

There were 14,271,908 shares of outstanding Common Stock of the Registrant as of May 12, 2000.

Total number of pages: 65.           Exhibit Index begins on page 22.

                      THE KUSHNER-LOCKE COMPANY

           Form 10-Q for the Quarter ended March 31, 2000

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

Item 1 through 3.      Not Applicable.

Item 4.                Submission of Matters to a Vote of Security Holders.

Item 5.                Not Applicable.

Item 6.                Exhibits and Reports on Form 8-K.

                           (a) Exhibits.
                           (b) Reports on Form 8-K:  None.

                                 PART I
                        FINANCIAL INFORMATION

Item 1.

                       THE KUSHNER-LOCKE COMPANY
                Condensed Consolidated Balance Sheets




                                                         March 31, September 30,
                                                           2000         1999
                                                       -----------  -----------
     Assets                                            (unaudited)

Cash and cash equivalents                              $14,532,000  $31,612,000
Reserved cash                                               52,000      734,000
Restricted cash                                          4,079,000    4,088,000
Accounts receivable, net of allowance
   for doubtful accounts                                36,968,000   30,030,000
Due from related parties                                 3,637,000    2,611,000
Film and television program costs,
   net of accumulated amortization                      83,212,000   91,499,000
Investments in unconsolidated entities,
   at equity                                            10,233,000   12,045,000
Other assets                                            19,678,000   12,496,000
                                                       -----------  -----------
     Total assets                                     $172,391,000 $185,115,000
                                                       ===========  ===========

     Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities               $11,577,000  $11,104,000
Due to related party                                        85,000      233,000
Notes payable                                           87,356,000   82,925,000
Deferred revenue                                         4,542,000    3,628,000
Contractual obligations                                  8,398,000   11,039,000
Production advances                                      1,415,000    1,592,000
Convertible subordinated debentures,
   net of deferred issuance costs                        2,142,000    2,269,000
                                                       -----------  -----------
     Total liabilities                                 115,515,000  112,790,000

Minority interest                                        6,609,000   11,580,000

Stockholders' equity:
  Common stock, no par value.  Authorized
    50,000,000 shares; Issued and outstanding
    13,844,408 shares at March 31, 2000 and
    13,810,767 shares at September 30, 1999             71,484,000   70,379,000
  Accumulated deficit                                  (21,217,000)  (9,634,000)
                                                       -----------  -----------
     Net stockholders' equity                           50,267,000   60,745,000
                                                       -----------  -----------
     Total liabilities and stockholders' equity       $172,391,000 $185,115,000
                                                       ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                      THE KUSHNER-LOCKE COMPANY
           Condensed Consolidated Statements of Operations
                              (unaudited)

<CAPTIONS>
                              Three Months Ended          Six Months Ended
                                   March 31,                   March 31,
                            -----------------------   -------------------------
                               2000         1999          2000          1999
                            ----------   ----------   -----------    ----------
Operating revenues:
  Film and television
    program licensing       $9,444,000   $6,811,000   $21,129,000   $18,436,000
  Search and individual
    reference services       7,452,000    3,397,000    13,555,000     5,640,000
                            ----------   ----------    ----------    ----------
  Total operating revenues  16,896,000   10,208,000    34,684,000    24,076,000
                            ----------   ----------    ----------    ----------
Costs related to
    operating revenues:
  Film and television
    program licensing       (8,003,000)  (4,966,000)  (18,234,000)  (15,745,000)
  Search and individual
    reference services      (3,173,000)  (1,476,000)   (5,819,000)   (2,360,000)
                            ----------   ----------    ----------    ----------
  Total costs related
   to operating revenues   (11,176,000)  (6,442,000)  (24,053,000)  (18,105,000)
                            ----------   ----------    ----------    ----------
  Gross profit               5,720,000    3,766,000    10,631,000     5,971,000

Selling, general and
  administrative expenses  (12,673,000)  (5,684,000)  (24,057,000)  (11,353,000)
Provision for doubtful
  accounts and notes          (521,000)    (411,000)     (939,000)   (1,201,000)
                            ----------   ----------    ----------    ----------
  Loss from operations      (7,474,000)  (2,329,000)  (14,365,000)   (6,583,000)

Equity in net earnings of
  unconsolidated entities       53,000          --         71,000       118,000
Dividend income                101,000          --        200,000           --
Interest income                248,000       39,000       618,000       103,000
Interest expense            (2,159,000)  (2,253,000)   (3,974,000)   (4,106,000)
                            ----------   ----------    ----------    ----------
  Loss before minority
    interest and income
    taxes                   (9,231,000)  (4,543,000)  (17,450,000)  (10,468,000)

Minority interest in
  subsidiary net losses      3,144,000          --      5,908,000           --
                            ----------   ----------    ----------    ----------
  Loss before income taxes  (6,087,000)  (4,543,000)  (11,542,000)  (10,468,000)

Income tax expense             (21,000)     (32,000)      (41,000)      (82,000)
                            ----------   ----------    ----------    ----------
  Net loss                 $(6,108,000) $(4,575,000) $(11,583,000) $(10,550,000)
                            ==========   ==========    ==========    ==========
Basic net loss per share        $(0.44)      $(0.42)       $(0.84)       $(1.04)
                                ======       ======        ======        ======
Diluted net loss per share      $(0.44)      $(0.42)       $(0.84)       $(1.04)
                                ======       ======        ======        ======
Weighted average common
  shares outstanding        13,844,000   10,932,000    13,831,000    10,149,000
                            ==========   ==========    ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                       THE KUSHNER-LOCKE COMPANY
             Condensed Consolidated Statements of Cash Flows
                              (unaudited)

<CAPTIONS>
                                                      Six Months Ended March 31,
                                                      --------------------------
                                                          2000          1999
                                                      ------------  ------------
Cash flows from operating activities:

 Net loss                                            $(11,583,000) $(10,550,000)
 Adjustments to reconcile net loss to net
  cash (used) by operating activities:
   Minority interest in subsidiary net losses          (5,908,000)          --
   Dividend income                                       (200,000)          --
   Equity in net earnings of unconsolidated entities      (71,000)     (118,000)
   Depreciation and amortization                          812,000       490,000
   Provision for doubtful accounts and notes              939,000     1,201,000
   Compensatory options and warrants                      233,000           --
   Amortization of film and television program costs   17,423,000    16,568,000
   Other                                                    3,000       909,000
  Changes in assets and liabilities:
   Reserved and restricted cash                           691,000       (44,000)
   Accounts receivable, net                            (7,777,000)      448,000
   Due from related parties                            (1,126,000)     (766,000)
   Increase in film and television program costs      (11,636,000)  (17,214,000)
   Other assets                                        (1,133,000)      323,000
   Accounts payable and accrued liabilities               473,000     2,151,000
   Due to related party                                  (148,000)          --
   Deferred film license fees                             914,000    (1,215,000)
   Contractual obligations                             (2,641,000)     (567,000)
   Production advances                                   (177,000)     (485,000)
                                                      -----------   -----------
 Net cash (used) by operating activities              (20,912,000)   (8,869,000)
                                                      -----------   -----------
Cash flows from investing activities:
 Decrease in investments in unconsolidated entities     1,883,000       134,000
 Increase in other assets                              (2,497,000)      (96,000)
                                                      -----------   -----------
  Net cash provided (used) by investing activities       (614,000)       38,000
                                                      -----------   -----------
Cash flows from financing activities:
 Borrowings under notes payable                        16,969,000    17,134,000
 Repayment of notes payable                           (12,538,000)  (17,077,000)
 Private placement of common stock                            --      5,456,000
 Exercise of stock options and warrants                    15,000     2,671,000
 Other                                                        --        (48,000)
                                                      -----------   -----------
  Net cash provided by financing activities             4,446,000     8,136,000
                                                      -----------   -----------
  Net decrease in cash and cash equivalents           (17,080,000)     (695,000)

Cash and cash equivalents at beginning of period       31,612,000     1,255,000
                                                      -----------   -----------
Cash and cash equivalents at end of period            $14,532,000     $ 560,000
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                      THE KUSHNER-LOCKE COMPANY
       Condensed Consolidated Statement of Stockholders' Equity
                   Six Months Ended March 31, 2000
                              (unaudited)

<CAPTIONS>
                                   Common Stock
                              ----------------------
                                Number of   Common     Accumulated
                                 shares      Stock       Deficit       Net
                              ----------  ----------  -----------   ----------

Balance at September 30, 1999 13,810,767 $70,379,000  $(9,634,000) $60,745,000

  Exercise of stock options        8,000      15,000          --        15,000

  Conversion of subordinated
    debentures                    25,641     146,000          --       146,000

  Compensatory option and
    warrant grants                   --      233,000          --       233,000

  Issuance of stock by
    subsidiary                       --      711,000          --       711,000

  Net loss                           --          --   (11,583,000) (11,583,000)
                              ----------  ----------  -----------   ----------
Balance at March 31, 2000     13,844,408 $71,484,000 $(21,217,000) $50,267,000
                              ==========  ==========  ===========   ==========

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

The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2000, the results of its operations for the three and six month periods ended March 31, 2000 and 1999, and its cash flows for the six month periods ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted and Reserved Cash

At March 31, 2000, out of $18,663,000 of total cash the Company had $4,079,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions and a security deposit on rental space for a subsidiary. In addition, at March 31, 2000, the Company had $52,000 in cash collected by the Company and reserved for use principally by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.


(3)  Film and Television Program Costs

Film and television program costs consist of the following:

                                              March 31,  September 30,
                                                2000         1999
                                             ----------   ----------
In process or development                    $6,177,000  $20,472,000
Released, net of accumulated amortization    77,035,000   71,027,000
                                             ----------   ----------
                                            $83,212,000  $91,499,000
                                             ==========   ==========


(4)  Credit Agreement and Financing Arrangements

Credit arrangements and borrowings consist of the following:

                                                       March 31,  September 30,
                                                         2000        1999
                                                      ----------   ----------
Note payable to bank, under a revolving
credit facility collateralized by
substantially all Company assets, interest
at LIBOR (6.54% at May 12, 2000) plus 3%,
outstanding principal balance due August 2000        $67,700,000  $66,455,000

Notes payable to banks and/or financial
institutions consisting of production loans
principally collateralized by film rights,
interest at rates from LIBOR (6.54% at May 12,
2000) plus 2%  to Prime (9% at May 12, 2000)
plus 2%, and maturities at varying dates
through  March 2001                                   17,642,000   16,272,000

7% term note payable to bank collateralized
by certain partnership interests, interest
payable quarterly, due February 2005                   2,000,000          --

Series B Convertible Subordinated Debentures
due December 2000, bearing interest at 13.75%
per annum payable monthly, net                         1,551,000    1,535,000

8% Convertible Subordinated Debentures due
December  2000, interest payable February 1
and August 1, net                                        591,000      734,000

Trade notes payable and debt of US SEARCH.com             14,000      198,000
                                                      ----------   ----------
  Total credit agreements and financing arrangements $89,498,000  $85,194,000
                                                      ==========   ==========

Total notes payable                                  $87,356,000  $82,925,000
                                                      ==========   ==========
Total convertible subordinated debentures, net
  of deferred issuance costs                          $2,142,000   $2,269,000
                                                      ==========   ==========

The Company has a $75,000,000 syndicated secured revolving credit facility. In April 2000 the Company was granted an extension of the facility's current June 2000 maturity to August 2000 and the syndicated group approved the issuance of up to $2,500,000 in principal amount of the Company's notes as described below, in exchange for a renewal of the Company's former pledge of the 7,608,080 shares of common stock of US SEARCH.com not pledged as security for such notes. As of May 12, 2000 a maximum of $68,000,000 could be borrowed based upon available collateral, and $67,763,000 was then outstanding.

The Company continues to discuss with Chase extending the secured revolving facility beyond the August 2000 maturity date. Discussions are presently in an early stage and no agreement has been reached. In February 2000 the Company obtained a $2,000,000 loan from Far East National Bank. Interest is payable quarterly commencing March 2000. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP, which collateralize the loan. The Company has obtained additional limited partnership units in World Wide Multimedia LLP in exchange for certain film rights.

In April 2000, the Company received commitments from certain individuals, including Messrs. Kushner and Locke, to purchase notes from the Company in the minimum aggregate principal amount of $1,500,000 in a private placement pursuant to Regulation D of the Securities Exchange Act of 1934. An additional $1,000,000 in notes may be sold to these or other persons under terms of the private placement. The notes will become due six months from the closing unless extended another six months at the Company's option. The notes will be collateralized by a pledge of 2,000,000 shares of the Company's US SEARCH.com shareholdings. The notes will bear interest at the rate of 10% per annum payable at maturity. At the scheduled six month maturity the holders will be entitled to receive at their election either a cash payment equal to 15% of the principal amount of the notes purchased or a warrant for a number of shares of common stock equal to their loan principal amount divided by $10. The warrant would be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. In addition, if the Company extends the notes' maturity an additional six months, at the extended maturity date the holders will be entitled to receive at their election either a cash payment equal to 15% of the principal amount of the notes purchased or an additional warrant for a number of shares of common stock equal to their loan principal amount divided by $10. That warrant would also be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. The warrants will not be transferable. Unissued shares of common stock underlying the warrants will be reserved by the Company for possible future issuance, and will be registered as soon as practicable at the Company's expense.
At the request of other investors, Messrs. Kushner and Locke have agreed to participate as members of the investor group, but have agreed to receive only the cash payments in addition to the 10% interest.

Credit arrangements and borrowings are due as follows:

Fiscal Year Ending September 30,       Amount
-------------------------------      ----------
2000                                $85,356,000
2001                                  2,142,000
2005                                  2,000,000
                                     ----------
Total                               $89,498,000
                                     ==========


(5)  Commitments and Contingencies

The Company is party to certain legal proceedings and claims arising out of the normal course of its business. Management of the Company believes that the ultimate resolution of all of these matters will not have a material adverse effect upon the Company's results of operations, liquidity or financial condition.

In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of March 31, 2000 the Company had agreed to pay approximately $1,459,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next twelve months.

US SEARCH.com has several cancelable and noncancelable agreements with data suppliers and various Internet companies. The Company also has cancelable and noncancelable broadcast and cable advertising commitments. At March 31, 2000, the minimum noncancelable payments required under these agreements are approximately:

Year ending September 30,     Amount

2000                       $5,610,000
2001                       $8,600,000
2002                       $5,950,000
2003                       $4,200,000
2004                       $4,200,000
Thereafter                 $1,050,000


(6)  Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. All common equivalent shares were antidilutive for all periods presented. Accordingly, basic loss per share equals diluted loss per share. Approximately 1,318,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three or six month periods ended
March 31, 2000, respectively, as the impact of including such securities would be antidilutive. Approximately 982,000 options and 1,446,000 warrants to acquire common stock were not included in the calculation of diluted loss per share for the three or six month periods ended March 31, 1999, respectively, as the impact of including such securities would be antidilutive. Shares issuable upon conversion of the Company's convertible subordinated debentures were not included in the calculation of diluted earnings per share for the three or six month periods ended March 31, 2000 or 1999 as the impact of including such securities would be antidilutive.


(7)  Segment Information

Summarized financial information regarding the Company's business segments is shown in the table below (in thousands).

<CAPTIONS>
                                     Film and
                                     Television  Search  Other (a)  Consolidated
                                     ----------  ------  ---------  ------------
For the three months ended
  March 31, 2000:

 Revenues                              $9,444    $7,452      --      $16,896
 Gross profit                           1,441     4,279      --        5,720
 Earnings (loss) before income taxes   (2,526)   (6,705)   3,144      (6,087)

For the three months ended
  March 31, 1999:

 Revenues                               6,912     3,296      --       10,208
 Gross profit                           1,521     2,245      --        3,766
 Earnings (loss) before income taxes   (2,246)   (6,595)   4,298      (4,543)

For the six months ended
  March 31, 2000:

 Revenues                              21,129    13,555      --       34,684
 Gross profit                           2,895     7,736      --       10,631
 Earnings (loss) before income taxes   (4,150)  (13,300)   5,908     (11,542)

For the six months ended
  March 31, 1999:

 Revenues                              18,479     5,597      --       24,076
 Gross profit                           2,257     3,714      --        5,971
 Earnings (loss) before income taxes   (5,206)   (8,872)   3,610     (10,468)

Total assets at:

  March 31, 2000                      151,466    20,925      --      172,391
  March 31, 1999                      133,603     2,016      --      135,619

___________________
(a) Fiscal year 2000 amounts represent minority interests in subsidiary net losses. Fiscal year 1999 amounts represent intercompany eliminations.


(8)  Supplemental Cash Flow Information

During the six month period ended March 31, 2000, $150,000 of convertible subordinated debentures were converted into 25,641 shares of common stock. Also the Company contributed film and television license rights valued at $2,500,000 in exchange for partnership interests, which are included in other assets.

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

Film and Television Programs. The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, certain exploitation costs, production overhead, and interest relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film or program in future markets. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues for the program bear to management's estimate of anticipated total remaining gross revenues for such film or program from all sources. When management reduces its estimates of the future gross revenues for a particular product, a significant write-down and a corresponding decrease in the Company's earnings could result. See "Results of Operations" below. Film and television program costs, net of accumulated amortization, decreased to $83,212,000 at March 31, 2000 from $91,499,000 at September 30, 1999. Film and television program costs in process or development at March 31, 2000 decreased to $6,177,000 from $20,472,000 at September 30, 1999. See "Results of Operations" below.

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

Distributor production advances or license fees received prior to delivery or completion of a program are deferred. License fees are generally recognized as revenue on the date the film or program is delivered or available for delivery. Activities conducted through joint ventures, wherein the Company reports its equity in earnings (losses), can significantly affect comparability of net earnings. See "Results of Operations" below.

US Search.com. In November 1997, the Company acquired an 80% interest of US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 the Company sold shares of US SEARCH.com and US SEARCH.com completed an initial public offering, which resulted in the Company's ownership position declining to 55.2% while raising $54,000,000 of gross proceeds, $13,500,000 of which benefited the Company. Since its acquisition, US SEARCH.com's financial position and results of operations have been consolidated in the Company's financial statements. During the quarter ended March 31, 2000 US SEARCH.com issued shares to an executive in connection with his exercise of stock options. This resulted in an increase in US SEARCH.com's equity but diluted the Company's ownership position to 53.6%. Since such acquisition, the Company has consolidated $37,173,000 of revenues and $22,674,000 of net losses attributable to US SEARCH.com.
US SEARCH.com has significantly higher gross profit margins than the film and television program segment. Management's strategy is to enhance US SEARCH.com's brand awareness and market position through increased advertising and distribution and marketing alliances. As an expected result of increases in revenues trailing such increases in expenditures, the Company believes that US SEARCH.com will continue to adversely affect the Company's consolidated results of operations for the foreseeable future.

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


Results of Operations

Comparison of Three Months Ended March 31, 2000 and 1999

The Company's operating revenues for its second quarter ended March 31, 2000 were $16,896,000, an increase of $6,668,000 or 66%
from $10,208,000 from the prior fiscal year's second quarter ended March 31, 1999. The increase principally resulted from a $4,156,000 or 126% increase in US SEARCH.com revenues from $3,296,000 in the second quarter of 1999 to $7,452,000 in the second quarter of 2000. Film and television revenues increased $2,532,000 or 37% from the prior fiscal year's second quarter and decreased $(2,241,000) (19%) from the quarter ended December 31, 1999 due to the timing of delivery or availability of film and television productions.

The Company recognized $2,689,000 of revenues (16% of total revenues) during the second quarter of fiscal 2000 primarily from the delivery and/or availability of the film The St. Francisville Experiment and continuing licenses of Picking Up
The Pieces starring Woody Allen and Sharon Stone. In addition, $3,953,000 (23%) of fiscal 2000 revenues came from the delivery and/or availability of the made-for-television film They Nest starring Dean Stockwell, John Savage and Thomas Calabro. A total of $7,452,000 (44%) of second quarter fiscal 2000 revenues were generated by US SEARCH.com. In addition, $2,361,000 (14%) of fiscal 2000 revenues came from continuing licenses of completed product from the Company's library direct to video, to domestic cable channel operators and international sub-distributors. The remaining 3% of fiscal 2000 revenues were generated from various sources, including materials sold to licensees. Gran Canal Latino generated nominal revenues.

In various stages of production for the Company's fiscal 2000 distribution slate are Vlad The Impaler directed by Joe Chappelle, and Harvard Man starring Sarah Michelle Geller and written and directed by James Toback. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc.

Costs relating to operating revenues were $11,176,000 during the second quarter of fiscal 2000 as compared to $6,442,000 during the second quarter of fiscal 1999. As a percentage of operating revenues, costs relating to operating revenues were 66% for the second quarter of fiscal 2000 compared to 63% for the second quarter of fiscal 1999. The $4,734,000 or 74% overall increase resulted from a $2,122,000 or 202% increase in costs incurred by US SEARCH.com, and a $2,612,000 or 49% increase in film and television program costs, principally consisting of amortization.

The Company's film and television licensing gross profits decreased $(80,000) (5%) as the fiscal 2000 release of one of the Company's feature films is now expected to be less profitable than the fiscal 1999 releases. US SEARCH.com's gross profits increased $2,034,000 (91%) from March 31, 1999 quarter to the March 31, 2000 quarter due primarily to the 126% revenue increase in the comparable periods. US SEARCH.com's gross profit margin decreased from 68% in the March 31, 1999 quarter to 57% in the March 31, 2000 quarter due primarily to the introduction of a broad array of products in late 1999, some of which were at lower prices and profit margins, and due to higher labor costs in anticipation of higher transaction levels.

Selling, general and administrative expenses increased $6,989,000 or 123% to $12,673,000 in the second quarter of fiscal 2000 from $5,684,000 in the second quarter of fiscal 1999. The increase in such expenses is principally due to a $6,923,000 or 165% increase in US SEARCH.com advertising and administrative expenses, and by a $66,000 increase in film and television selling general and administrative expenses. US SEARCH.com is contractually committed to spend at least $2,730,000 in the June 2000 quarter and $2,880,000 in the September 2000 quarter for advertising.

The provisions for doubtful accounts and notes increased $110,000 or 27% during fiscal 2000 due to a $20,000 or 11% increase in such provisions for the film and television segment, and a $90,000 or 38% increase for US SEARCH.com consistent with increased credit sales.

Interest expense for the second quarter ended March 31, 2000 was $2,159,000, a $(94,000) or (4%) decrease as compared to
$2,253,000 for the second quarter ended March 31, 1999. The decrease was due to lower average convertible subordinated debenture borrowings in fiscal 2000. This factor was largely offset by increased average borrowings under the Company's line of credit, a $60,000 decrease in the capitalization of interest costs in fiscal 2000, and by increases in the variable rates charged on borrowings. The increased average borrowings under separate production loans did not have a material effect upon interest expense because interest is capitalized to film and television program costs during production. Changes in variable interest rates during 2000 are expected to increase expense in subsequent quarters if debt remains near current levels. The Company may also incur additional debt, which would result in increased interest expense. Total indebtedness for borrowed money increased 11% to $89,498,000 at March 31, 2000 from $80,879,000 at March 31, 1999.

The Company's estimated effective income tax rate was 0.4% for the second quarter ended March 31, 2000 compared to an estimated effective income tax rate of 0.7% for the quarter ended March 31, 1999. Tax expense in first quarter of fiscal 2000 pertained to estimated federal alternative minimum taxes and state income taxes. The Company has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2000.

The Company reported a net loss of $(6,108,000) or $(0.44) per share, for the second quarter ended March 31, 2000 as compared a net loss of $(4,575,000), or $(.42) per share, for the second quarter ended March 31, 1999. Basic and diluted average common shares outstanding for the compared first quarters were 13,844,000 in fiscal 2000 and 10,932,000 in fiscal 1999.


Comparison of Six Months Ended March 31, 2000 and 1999

The Company's operating revenues for the six month period ended March 31, 2000 were $34,684,000, an increase of $10,608,000 or
44% from $24,076,000 from the prior fiscal year's six month period ended March 31, 1999. The increase resulted from a $7,958,000 or 142% increase in US SEARCH.com revenues from $5,597,000 to $13,555,000. Film and television revenues increased $2,650,000 or 14% from the prior fiscal year's period due to the timing of delivery or availability of film and television productions.

The Company recognized $11,092,000 of revenues (32% of total revenues) during the six month period ended March 31, 2000 primarily from the delivery and/or availability of two films, Picking Up The Pieces starring Woody Allen and Sharon Stone, and The St. Francisville Experiment. In addition, $3,953,000 (11%) of fiscal 2000 revenues came from the delivery and/or availability of the made-for-television film They Nest starring Dean Stockwell, John Savage and Thomas Calabro. A total of $13,555,000 (39%) of fiscal 2000 revenues were generated by US SEARCH.com. In addition, $5,102,000 (15%) of fiscal 2000 revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors. The remaining 3% of fiscal 2000 revenues were generated from various sources, including the licensing of existing television programming and materials sold to licensees. Gran Canal Latino generated nominal revenues.

Costs relating to operating revenues were $24,053,000 during the six month period ended March 31, 2000, a $5,948,000 or 33% increase as compared to $18,105,000 during the six month period ended March 31, 1999. As a percentage of operating revenues, costs relating to operating revenues were 69% for the fiscal 2000 compared to 75% for fiscal 1999. The increase resulted from a $3,936,000 or 209% increase in costs incurred by US SEARCH.com, and a $2,012,000 or 12% increase in film and television program amortization.

The Company's film and television licensing gross profits increased $638,000 or 28% as the revenues increased. US
SEARCH.com operations resulted in a $4,022,000 or 108% increase in gross profits. US SEARCH.com's gross profit margin decreased from 66% during the six months ended March 31, 1999 quarter to 57% during the six months ended March 31, 2000 due primarily to the introduction of a broad array of products in late 1999, some of which were at lower prices and profit margins, and due to higher labor costs in anticipation of higher transaction levels.

Selling, general and administrative expenses increased
$12,704,000 or 112% to $24,057,000 during the six months ended
March 31, 2000 from $11,353,000 during the six months ended
March 31, 1999. The increase in such expenses is principally due to a $12,323,000 or 143% increase in US SEARCH.com advertising and administrative expenses, and by a $381,000 increase in film and television segment selling, general and administrative expenses.

The provisions for doubtful accounts and notes decreased $(262,000) or (22%) during the six months ended March 31, 2000 due to a ($387,000) or (57%) decrease in such provisions for the film and television segment, partially offset by a $125,000 or 24% increase for US SEARCH.com consistent with increased credit sales.

Interest expense for the six months ended March 31, 2000 was $3,974,000, a $(132,000) or (3%) decrease as compared to
$4,106,000 for the six months ended March 31, 1999. The decrease was due to lower average convertible subordinated debenture borrowings in fiscal 2000. This factor was largely offset by increased average borrowings under the Company's line of credit, and by increases in the variable rates charged on borrowings.
The increased average borrowings under separate production loans did not have a material effect upon interest expense because interest is capitalized to film and television program costs during production. Changes in variable interest rates during 2000 are expected to increase expense in subsequent quarters if debt remains near current levels. The Company may also incur additional debt, which would result in increased interest expense. Total indebtedness for borrowed money increased 11% to $89,518,000 at March 31, 2000 from $80,879,000 at March 31, 1999.

The Company's estimated effective income tax rate was 0.4% for the six months ended March 31, 2000 compared to an estimated effective income tax rate of 0.8% for the six months ended March 31, 1999. Tax expense in fiscal 2000 pertained to estimated federal alternative minimum taxes and state income taxes. The Company has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2000.

The Company reported a net loss of $(11,583,000) or $(0.84) per share, for the six months ended March 31, 2000 as compared a net loss of $(10,550,000), or $(1.04) per share, for the six months ended March 31, 1999. Basic and diluted average common shares outstanding for the compared six month periods were 13,831,000 in fiscal 2000 and 10,149,000 in fiscal 1999.


Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2000 decreased to $18,663,000 (including $4,079,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and as a deposit by US SEARCH.com, and $52,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $36,434,000 (including $4,088,000 of restricted cash being used as collateral for film sale/leaseback transactions and as a deposit by US SEARCH.com, and $734,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1999. Unrestricted and unreserved cash and cash equivalents decreased $(17,080,000) since September 30, 1999.

The Company's film and television program operations, and operations of US SEARCH.com are capital intensive. The June 1999 initial public offering of US SEARCH.com has financed that subsidiary's capital needs since that date. While the Company is not contractually obligated to finance US SEARCH.com, from time to time the Company may consider doing so out of its capital resources. The Company has funded its working capital requirements through receipt of third party domestic and international licensing payments as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets and the use of related production loans. In addition, the expansion of the Company's international distribution business, the establishment of its feature film division and its Internet and direct marketing subsidiary US SEARCH.com have significantly increased the Company's working capital requirements. The amount available under the credit facility as of May 12, 2000 was $237,000.

For the six months ended March 31, 2000 the Company experienced consolidated net negative cash flows of $(20,912,000) from operating activities, primarily resulting from the Company's operating expenditures exceeding operating receipts, including $(11,850,000) pertaining to its subsidiary US SEARCH.com. Consolidated accounts receivable and amounts due from related parties increased $8,903,000 from September 30, 1999 to March
31, 2000. Net consolidated unrestricted cash decreased by $(17,080,000) to $14,532,000 on March 31, 2000. As the Company
continues production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library. If US SEARCH.com continues to increase marketing and administrative expenditures, it will continue to experience net negative cash flows from operating activities.


Credit Facility

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, however participating banks have limited their credit to $68,000,000. The agreement provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights. In addition, the Company may from time to time allocate a production tranche in its line of credit for the Company's productions. Subject to the availability of borrowing base collateral, such tranche will allow the Company to borrow production funding after a required Company equity participation. Loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets except for a portion of the Company's
US SEARCH.com shareholdings, and bear interest, at the Company's option, either (i) at LIBOR (6.54% as of May 12, 2000) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is 2% plus the greater of (a)
Chase's Prime Rate (9% as of May 12, 2000), (b) Chase's Base 30-Day CD Rate (6.78% as of May 12, 2000) plus 1% or (c) the Federal Funds Effective Rate (6.05% as of May 12, 2000) plus 1/2%). The Company pays an annual commitment fee of 0.5% of the unused portion of the credit line. The amount outstanding under the credit facility as of March 31, 2000 was $67,700,000 out of a borrowing base availability of $68,000,000, and as of May 12, 2000 $67,763,000 was outstanding out of a borrowing base availability of $68,000,000.

The credit agreement contains restrictive covenants to which the Company must adhere. These covenants include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions, the use of proceeds, and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). Management believes the Company will comply with the restrictive covenants of the Chase agreement and accordingly the credit facility will be available through August 2000, the current maturity date.

In April 2000 the Company was granted an extension of the facility's June 2000 maturity to August 2000 and the syndicated group approved the issuance of up to $2,500,000 in principal amount of the Company's notes as described below in exchange for a renewal of the Company's former pledge of 7,608,080 shares of common stock of US SEARCH.com not pledged as security for such notes. The Company is currently in discussions with Chase regarding extending the secured revolving facility beyond the August maturity date. Discussions are presently at an early stage and no agreement has been reached, however Chase has in the past expressed a willingness to extend the maturity date beyond fiscal 2000. See Summary below.


Other Debt

The Company's other borrowings, totaling $21,798,000 as of March 31, 2000, consisted principally of production loans from Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") to consolidated production entities, convertible subordinated debentures, a five-year term loan, and loans to the Company's 53.6%-owned subsidiary, US SEARCH.com. The Kushner-Locke Company provided corporate guarantees for a total of $ 3,750,000 of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (9% as of May 12, 2000) plus 1% or at LIBOR (6.54% as of May 12, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. The loan matures on June 30, 2000.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (9% as of May 12, 2000) plus 1% or at LIBOR (6.54% as of May 12,
2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan. As extended, the loan matures on June 15, 2000.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Mambo Cafe. The loan bears interest at Prime (9% as of May 12, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended, the loan matures on August 31, 2000.

In October 1998, a $2,500,000 production loan was obtained by an unconsolidated subsidiary from Far East National Bank to cover the production budget of Freeway II: Confessions of a Trickbaby. The loan bears interest at Prime (9% as of May 12, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. As extended, the loan matures on September 30, 2000.

In April 1999, a $12,000,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Picking Up The Pieces. The loan bears interest at Prime (9% as of May 12, 2000) plus 1% or at LIBOR (6.54% as of May 12, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $700,000 in connection with this loan. As extended, the loan matures on September 15, 2000.

In June 1999, a $1,626,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of The Last Producer. The loan bears interest at Prime (9% as of May 12, 2000) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. The loan matures on June 30, 2000.

In November 1999, a $1,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of They Nest. The loan bears interest at Prime (9% as of May 12, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. The loan matures on November 30, 2000.

In February 2000 the Company obtained a $2,000,000 loan from Far East National Bank. Interest at 7% per year is payable quarterly commencing March 2000. The loan matures in February 2005. Proceeds were used to obtain limited partnership units 2006. in World Wide Multimedia LLP ("WWMM") which collateralize 2007. the loan. The Company has obtained additional limited 2008. partnership units in WWMM in exchange for certain film 2009. rights.

In March 2000, a $1,700,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Vlad The Impaler. The loan bears interest at Prime (9% as of May 12, 2000) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on March 31, 2001.


Proceeds from Securities Offerings

As of March 31, 2000, $1,574,000 principal amount of Series B Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) and $602,000 principal amount of 8% Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of $5.85 per share) were outstanding. In December 1999, $150,000 principal amount of the 8% Debentures were converted into 25,641 shares of Common Stock.

In April 2000, the Company received commitments from certain individuals, including Messrs. Kushner and Locke, to purchase notes from the Company in the minimum aggregate principal amount of $1,500,000 in a private placement pursuant to Regulation D of the Securities Exchange Act of 1934. An additional $1,000,000 in notes may be sold to these or other persons under terms of the private placement. The notes will become due six months from the closing unless extended another six months at the Company's option. The notes will be collateralized by a pledge of 2,000,000 shares of the Company's US SEARCH.com shareholdings. The notes will bear interest at the rate of 10% per annum payable at maturity. At the scheduled six month maturity the holders will be entitled to receive at their election either a cash payment equal to 15% of the principal amount of the notes purchased or a warrant for a number of shares of common stock equal to their loan principal amount divided by $10. The warrant would be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. In addition, if the Company extends the notes' maturity an additional six months, at the extended maturity date the holders will be entitled to receive at their election either a cash payment equal to 15% of the principal amount of the notes purchased or an additional warrant for a number of shares of common stock equal to their loan principal amount divided by $10. That warrant would also be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. The warrants will not be transferable. Unissued shares of common stock underlying the warrants will be reserved by the Company for possible future issuance, and will be registered as soon as practicable at the Company's expense.
At the request of other investors, Messrs. Kushner and Locke have agreed to participate as members of the investor group, but have agreed to receive only the cash payments in addition to the 10% interest.


Capital Expenditure Commitments

In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of March 31, 2000 the Company had agreed to pay approximately $1,459,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next twelve months.

US SEARCH.com has several cancelable and noncancelable agreements with various suppliers, Internet companies and broadcasters and cable companies for advertising. At March 31, 2000, the minimum noncancelable payments required under these agreements are approximately $5,610,000, $8,600,000, $5,950,000,
$4,200,000, $4,200,000 and $1,050,000 for 2000, 2001, 2002, 2003,
2004 and thereafter, respectively. The Company expects US SEARCH.com to decrease its Internet and television advertising of US SEARCH.com's services in its quest for profitability, however it expects US SEARCH.com's net losses to continue. Such losses would adversely impact the Company's consolidated results of operations, however the Company is not obligated to fund any US SEARCH.com operating cash flow deficiencies.


Summary

The Company faces short term liquidity issues. Management believes that if the Company is able to extend the maturity of or refinance its existing revolving credit facility and other borrowings coming due in calendar year 2000, existing resources and cash generated from operating activities, together with amounts that would be generated from the possible sale of certain non-core assets, will be sufficient to meet the Company's working capital requirements for at least the next twelve months. The Company is currently in negotiations to extend the secured revolving facility beyond its current maturity date. In April 2000 the Company obtained an extension of the maturity of the Chase facility to August 2000. The Company continues to discuss with Chase extending the secured revolving facility beyond the August 2000 maturity date. Discussions are presently in an early stage and no agreement has been reached regarding any extension beyond August 2000, however Chase in the past has expressed a willingness to extend the maturity date beyond fiscal 2000. There can be no assurance that any extension beyond the August 2000 maturity date will be obtained or, if obtained, will continue the credit facility on its present or other commercially acceptable terms.

If not extended, all amounts outstanding under the revolving credit facility at August 25, 2000 will become due and payable on that date. The Company would then be required to obtain additional capital from other sources to satisfy such obligations. In addition to refinancing or extending the maturity of existing debt, the Company also is considering other sources of financing to meet its working capital and other cash requirements, including separate equity or debt financing for US SEARCH.com and other possible sources of financing. The Company from time to time seeks additional financing through the issuance of new debt or equity securities, additional bank financings, or other means available to the Company to increase its working capital. The Company may not obtain additional financing on terms satisfactory to the Company or at all. The inability to obtain such resources on commercially acceptable terms would have a material adverse effect on the Company's cash flow, the scope of strategic alternatives available to the Company, its operations and its financial condition and liquidity.

The Company also from time to time evaluates strategic alternatives for enhancing liquidity in its core and non-core businesses. To pursue strategic alternatives, the Company engaged Prudential Securities. In addition the Company continued its advisory agreement with Allen & Company Incorporated. Strategic alternatives include but are not limited to, the pursuit of opportunities to enhance the exploitation of the Company's library properties, its distribution system and its satellite channel. This approach may include consolidations with, sales to, acquisition of, or strategic partnering with companies in our core businesses or in businesses complementary to our core businesses. In addition to expanding production and its distribution business, whether internally or by acquisition, the Company also considers acquisition possibilities from time to time, including film libraries and companies which may or may not be ancillary to the Company's existing business, subject to the availability of financing as necessary. The Company is currently in discussions to obtain outside financing for US SEARCH.com. As part of its financing discussions, the Company is considering selling a part of its 9,608,080 shares of US SEARCH.com.
There can be no assurances that any of these transactions will occur. Many of these alternatives might require a change in the capital structure or equity or debt financing. There is no assurance that financing sources will be available or, if available, will be available on commercially acceptable terms.

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


Year 2000 ("Y2K") Issues

The Company's subsidiary US SEARCH.com depends on the delivery of information over the Internet, a medium which is susceptible to the Year 2000 Issue. The "Year 2000 Issue" is typically the result of limitations of software written using two digits rather than four to define the applicable year. If software with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000.

The Year 2000 Issue could result in a system failure or miscalculations causing significant disruption of US SEARCH.com's operations, including, among other things, interruptions in Internet traffic, accessibility of its Web site, delivery of its service, transaction processing or searching, telephone call center operations and other features of its services. US SEARCH.com depends on information contained primarily in electronic format in databases and computer systems maintained by third parties, including governmental agencies. The disruption of third-party systems or US SEARCH.com systems interacting with these third- party systems could prevent US SEARCH.com from receiving orders or delivering search results in a timely manner. In addition, US SEARCH.com relies on the integration of many systems in aggregating search data from multiple sources. The failure of any of those systems as a result of Year 2000 compliance issues could prevent US SEARCH.com from delivering its products and services. Failure of its systems or third-party systems providing information used in its services could materially adversely affect its business, financial condition and results of operations.
Neither the Company or US SEARCH.com have experienced material interruption of operations or any other complication as a result of the Year 2000 issue.



                                 PART II
                            OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

On March 23, 2000 the shareholders of the Company voted in the annual meeting to elect five directors and to amend the Company's 1988 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance from 1,820,000 to 2,500,000. The results of the voting were as follows:

Election of directors:
                      FOR            AGAINST         ABSTAIN

Peter Locke        11,574,186       1,084,618         25,169
Donald Kushner     11,582,503       1,076,030         25,440
Irwin Friedman     11,572,571       1,082,722         28,680
Stuart Hersch      11,668,100         985,579         30,294
John Lannan        11,672,061         983,699         28,213

Ratify the appointment of PricewaterhouseCoopers LLP to serve as the company's independent accountants for the year ending
September 30, 2000:

     FOR          AGAINST        ABSTAIN

  12,615,190      32,891         35,892


Amend the Company's 1988 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance from 1,820,000 to 2,500,000:

     FOR          AGAINST        ABSTAIN

  10,125,588     2,509,053       49,332

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


                            THE KUSHNER-LOCKE COMPANY
                            (Registrant)


Dated: May 12, 2000         /s/  PETER LOCKE
                            ___________________________
                            Peter Locke
                            Co-Chairman of the Board,
                            Co-Chief Executive Officer


Dated: May 12, 2000         /s/  DONALD KUSHNER
                            ___________________________
                            Donald Kushner
                            Co-Chairman of the Board,
                            Co-Chief Executive Officer
                            and Secretary


Dated: May 12, 2000         /s/  BRUCE ST.J LILLISTON
                            ____________________________
                            Bruce St.J Lilliston
                            President and Chief Operating Officer


Dated: May 12, 2000         /s/  ROBERT SWAN
                            ____________________________
                            Robert Swan
                            Senior Vice President and Chief Financial Officer


                           INDEX TO EXHIBITS

4.8    Note Purchase and Pledge Agreement dated as of April
       20, 2000 by and between The Kushner-Locke Company, the Purchasers and U. S. Trust Company, National
       Association

10.65  Amendment No. 8 dated as of May 14, 1999 to the Credit
       Agreement.

10.66  Consent to the World Wide Investment dated as of January 31,
       2000.

10.67  Amendment No. 9 dated as of April 2000 to the Credit
       Agreement.

EX-27  Financial Data Schedule


Exhibit 4.8

                   NOTE PURCHASE AND PLEDGE AGREEMENT


THIS NOTE PURCHASE AND PLEDGE AGREEMENT (this
"Agreement") is entered into as of April 20, 2000, by and among THE KUSHNER-LOCKE COMPANY, a California corporation (the "Company"), each of those persons and entities, severally and not jointly, whose names are set forth on the Schedule of Purchasers attached hereto as Schedule A (which persons and entities are hereinafter collectively referred to as "Purchasers" and each individually as a "Purchaser"), and U.S. TRUST COMPANY, NATIONAL ASSOCIATION, a national banking association ("Collateral Agent").

                           R E C I T A L S

WHEREAS, the Company has authorized the (i) sale and issuance of up to a maximum of $2,500,000 in aggregate principal amount of its Notes (the "Notes") and (ii) pledge of the Collateral (as defined hereinafter) to secure the timely and full repayment of the indebtedness evidenced by the Notes;

WHEREAS, Purchasers desire to purchase the Notes on the terms and conditions set forth herein; and

WHEREAS, the Company desires to issue and sell the Notes to Purchasers on the terms and conditions set forth herein.

NOW, THEREFORE, in consideration of the foregoing recitals and the mutual covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1.  DEFINITIONS.

As used in this Agreement, the following terms shall have the following definitions:

"Additional Closing Date(s)" has the meaning specified in Section
3.2 of this Agreement.

"Additional Closings" has the meaning specified in Section 3.2 of this Agreement.

"Additional Securities" has the meaning specified in Section 5.4(b) of this Agreement.

"Agreement" means this Agreement dated as of April 20, 2000 by and among the Company, the Purchasers and Collateral Agent.

"Chase" has the meaning specified in Section 2.6 of this Agreement.

"Closing Date" has the meaning specified in Section 3.2 of this Agreement.

"Collateral Agent" means U.S. Trust Company, National Association, a national banking association.

"Company" means The Kushner-Locke Company, a California corporation.

"Default Notices" has the meaning specified in Section 10.3 of this Agreement.

"Event of Default" has the meaning specified in Section 9 of this Agreement.

"Existing Credit Agreement" has the meaning specified in Section
2.6 of this Agreement.

"First Closing" has the meaning specified in Section 3.1 of this Agreement.

"First Closing Date" has the meaning specified in Section 3.1 of this Agreement.

"Lenders" has the meaning specified in Section 2.6 of this Agreement.

"Lien" means any interest in property securing an obligation owed to, or a claim by, any Person other than the owner of the property, whether such interest shall be based on the common law, statute, or contract, whether such interest shall be recorded or perfected, and whether such interest shall be contingent upon the occurrence of some future event or events or the existence of some future circumstance or circumstances, including the lien or security interest arising from any mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, security agreement, adverse claim or charge, conditional sale or trust receipt, or from a lease, consignment or bailment for security purposes.

"Note(s)" has the meaning specified in Recitals above.

"Notice of Cure" has the meaning specified in Section 10.3 of this Agreement.

"Obligations" has the meaning specified in Section 5.1 of this Agreement.

"Person" means and includes natural persons, corporations, limited liability companies, limited partnerships, general partnerships, limited liability partnerships, joint ventures, trusts, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities, and governments and agencies and political subdivisions thereof.

"Pledged Shares" has the meaning specified in Section 5.2 of this Agreement.

"Purchasers" means those Persons listed in Schedule A attached hereto.

"Required Purchasers" means, at any time, Purchasers holding Notes with an aggregate initial principal amount of at least $500,000.

"Securities Act" means the Securities Act of 1933, as amended.

"Senior Debt" means all debt or obligations of any kind or nature of the Company under the Existing Credit Agreement and all documents executed in connection therewith, together with any amendments (including to increase the principal amount thereof), supplements, replacements or refinancings (in whole or in part and whether or not in a larger or smaller principal amount) thereof.

"US Search" means US Search.com, a Delaware corporation and affiliate of the Company.

2.  AGREEMENT TO SELL AND PURCHASE;

GENERAL PROVISIONS.

2.1 Authorization of Notes. On or prior to the First Closing (as defined in Section 3 below), the Company shall have authorized (a) the sale and issuance to Purchasers of the Notes. Each Note shall be in minimum increments of One Hundred Thousand Dollars ($100,000) and substantially in the form attached hereto as Exhibit A. As used in this Agreement, the term "Notes" shall include each Note issued pursuant to this Agreement, together with all Notes issued in exchange therefor or replacement thereof.

2.2 Purchase and Sale of Notes. Subject to the terms and conditions hereof, in reliance upon the representations of each Purchaser set forth in Section 7 of this Agreement, at the Closing (as hereinafter defined), the Company hereby agrees to execute, sell and deliver to each Purchaser, severally and not jointly, and each Purchaser agrees to purchase from the Company, severally and not jointly, a Note in the aggregate principal amount set forth opposite such Purchaser's name on Schedule A, against receipt of funds by wire transfer to an account or accounts designated by the Company prior to the Closing in the amount set forth opposite such Purchaser's name on Schedule A in payment of the full purchase price for the Notes.

2.3 Use of Proceeds. The proceeds from the Notes may be used by the Company for any general corporate purposes.

2.4 Interest Rate and Payment Terms. Interest shall accrue on the Notes, and payments of principal and interest on the Notes shall be made, pursuant to the terms and subject to the conditions set forth in each Note. Notwithstanding any provisions of this Agreement or the Notes, in no event shall the amount of interest paid or agreed to be paid by the Company exceed an amount computed at the highest rate of interest permissible under applicable law.

2.5 Pro Rata Payments. All payments by the Company of principal and interest on the Notes, and all decisions by the Company with respect to the extension the maturity dates of the Notes to the Extended Maturity Date (as defined in each Note), shall be made pro rata based on the relative outstanding principal balance of the Notes.

2.6  Subordination.

  (a) Generally. The Obligations (as defined below) shall be subordinated to the Senior Debt, including that certain loan made to the Company by those lenders (collectively, the "Lenders") party to that certain Credit Agreement dated as of June 19, 1996 (as amended or otherwise modified from time to time, the "Existing Credit Agreement") by and among the Company, Chase Manhattan Bank, N.A., in its capacity as agent under the Existing Credit Agreement (in such capacity, "Chase"), and the Lenders. Furthermore, Chase, as agent for the Lenders, shall have a security interest and lien on the Pledged Shares subordinate to the security interest and lien on the Pledged Shares granted to the Purchasers hereunder.

(b) Allowable Payments and Actions. Prior to the occurrence of any proceeding or event referred to in subsection
(c) or (d) of this Section 2.6, and unless such proceeding or event shall be continuing or uncured, the Purchasers may receive payment of principal and interest in connection with the Notes as such payments become due in accordance with the terms thereof.

(c) Default under Senior Debt. As long as any payment Obligations remain outstanding hereunder or on the Notes, following (i) the receipt by any Purchaser or holder of any Note of a notice of a default in the payment of principal, interest or other sums payable on any installment of Senior Debt, or (ii) receipt by any Purchaser or holder of any Note of notice of any other default or the occurrence of any condition or event of default which with the giving of notice or passage of time or both would constitute a default on Senior Debt, and until receipt by such Purchaser or holder of rescission of any such notice or any such payment, such Purchaser or holder, by accepting any Note agrees that, except as set forth in subsection (e) below, it will not (y) take any action or initiate any proceedings, judicial or otherwise, to enforce its rights or remedies with respect to any Obligations under this Agreement or the Notes, including, without limitation, any action to obtain any judgement or prejudgment remedy against the Company or (z) receive any payment of principal, interest or other sums payable under this Agreement or the Notes.

(d)  Dissolution, Liquidation or Reorganization of the
Company. In the event of any insolvency, bankruptcy or receivership case or proceeding, or any dissolution, winding up, liquidation, reorganization or other similar proceeding, relative to the Company, its property or its operations (whether voluntary or involuntary and whether in bankruptcy, insolvency or receivership proceedings or otherwise) or upon an assignment for the benefit of creditors, or any other marshalling of the assets of the Company, then, except as set forth in subsection (e) below, all Senior Debt shall first be paid in full in cash or cash equivalents, before the Purchasers shall be entitled to receive or retain any payment or distribution of assets with respect to this Agreement or the Notes.

(e) Rights to Pledged Shares Unaffected. Notwithstanding the subordination provisions of this Section 2.6, in no event shall Purchaser's rights with respect to the Pledged Shares be subordinated to the Senior Debt; and Purchasers shall be entitled, pursuant to the terms set forth in this Agreement and subject to applicable law, to declare the occurrence or continuation of an Event of Default, accelerate the Obligations and exercise all rights and remedies relating to the Pledged Shares without regard to the provisions of subsections (a) through (d) of this Section 2.6.

3.  CLOSING, SEPARATE OBLIGATIONS.

3.1 First Closing. The first closing of the purchase and sale of the Notes under this Agreement (the "First Closing") shall take place promptly upon the satisfaction of the conditions set forth in Section 4 hereof (the "First Closing Date").

3.2 Additional Closings. In addition to the First Closing, the Company may schedule additional closings ("Additional Closings") of the purchase and sale of the Notes, after the First Closing Date, on such date or dates as the Company may determine, but not later than ninety (90) days after the date of the First Closing (which time(s) are designated as "Additional Closing Date(s)"). At the Additional Closings, the Company may sell to a limited number of investors (which may include one or more Purchasers), who shall become parties to this Agreement, any of the Notes reserved for issuance pursuant to the terms hereof, which were not purchased at the First Closing. Each such sale and issuance of Notes shall be in accordance with the terms and conditions of this Agreement, without the requirement for any waiver, consent or approval of Purchasers who participated in the First Closing. Each additional purchaser of Notes at an Additional Closing pursuant to this Agreement shall be a "Purchaser" for all purposes of this Agreement. The Company and Purchasers agree that the Notes to be issued in any Additional Closing shall be sold pursuant to, and subject to the provisions of, this Agreement (and the agreements attached as Exhibits hereto). The First Closing, and any Additional Closings shall be referred to collectively as the Closing, and the First
Closing Date, and any Additional Closing Date shall be referred to collectively as the "Closing Date".

3.3 Separate Obligations. The sale of the Notes to each Purchaser under this Agreement is a separate sale, and no Purchaser shall have any liability with respect to any other
Purchaser pursuant to this Agreement.

4.  CONDITIONS TO CLOSING.

4.1  Conditions to Purchasers' Obligations at the
Closing. Purchasers' obligations to purchase the Notes at the Closing are subject to the satisfaction, at or prior to the Closing Date, of the following conditions:

(a) Representations and Warranties True; Performance of Obligations. The representations and warranties made by the Company in Section 6 hereof shall be true and correct in all material respects as of the Closing Date with the same force and effect as if they had been made as of the Closing Date, and the Company shall have performed all obligations and conditions herein required to be performed or observed by it on or prior to the Closing.

(b)  Consents, Permits, and Waivers.  The
Company shall have obtained any and all consents, permits and waivers, including, without limitation, from Chase, necessary or appropriate for consummation of the transactions contemplated by the Agreement (except for such as may be properly obtained subsequent to the Closing).

(c)  Corporate Documents.  The Company
shall have delivered to Purchasers or their counsel, copies of all corporate documents of the Company as Purchasers shall reasonably request.

(d)  Delivery of Pledged Shares to Collateral
Agent. The Company shall have delivered all certificates or instruments representing or evidencing the Pledged Shares, together with stock certificates duly endorsed in blank, to Collateral Agent.

(e)  Compliance Certificate.  The Company
shall have delivered to Purchasers a Compliance Certificate, executed by the President of the Company, dated the First Closing
Date, to the effect that the conditions specified in subsections
(a), (b), and (d) of this Section 4.1 have been satisfied.

(f) Legal Opinion. The Purchasers shall have received a favorable (subject to reasonable limitations) opinion of counsel to the Company with respect to the matters set forth in Sections 6.1 and 6.2 hereof.

4.2  Conditions to Obligations of the Company. The
Company's obligation to issue and sell the Notes at each Closing is subject to the satisfaction, on or prior to such Closing, of the following conditions:

(a) First Closing; Minimum Commitment. The aggregate principal amount of the Notes which those Purchasers acquiring Notes have committed to purchase shall be at least $1,500,000 on or before the First Closing. Notwithstanding the foregoing, no minimum principal commitment amount in excess of $100,000 shall be required for any subsequent Closings.

(b) Representations and Warranties True. The representations and warranties in Section 7 made by those Purchasers acquiring Notes hereof shall be true and correct in all material respects at the date of the Closing, with the same force and effect as if they had been made on and as of said date.

(c) Performance of Obligations. Such Purchasers shall have performed and complied with all agreements and conditions herein required to be performed or complied with by such Purchasers on or before the Closing.

(d)  Consents, Permits, and Waivers.  The Company and each
Purchaser shall have obtained any and all consents, permits and waivers necessary or appropriate to be obtained by such Person for consummation of the transactions contemplated by the Agreement (except for such as may be properly obtained subsequent to the Closing).

5.  PLEDGE.

5.1 Grant of Security Interest. As security for the full and timely payment of all of the principal evidenced by the Notes, the interest thereon and all other obligations of the Company hereunder (collectively, the "Obligations"), the Company hereby grants a continuing security interest in and lien upon, and pledges and assigns to the Purchasers for security purposes, the "Collateral."

5.2 Definition of Collateral. The term "Collateral" shall mean (i) all of the Company's right title and interest in and to 2,000,000 shares of stock (the "Pledged Shares") of US Search.com, a Delaware corporation and affiliate of the Company ("US Search"), and (ii) the proceeds and products thereof.

5.3  Delivery of Collateral; Collateral Agent.  The
Company shall deliver all certificates or instruments representing or evidencing the Pledged Shares, together with stock assignments duly endorsed in blank to Collateral Agent. Collateral Agent shall hold the Pledged Shares as security for the Obligations and for the benefit of the Purchasers pursuant to the terms and conditions of this Agreement and shall not encumber, sell, release or otherwise dispose of the Pledged Shares except in accordance with provisions of this Agreement.

5.4  Transfer and Other Liens; Additional Pledged
Shares.

(a) Adjustments. In the event that, during the term of this Agreement, any share dividend, reclassification, readjustment or other change is declared or made in the capital structure of the US Search, all new, substituted and additional shares or other securities issued by reason of any such change in respect of any shares of stock of US Search which are then pledged as Collateral hereunder shall be delivered to and held by the Collateral Agent in the same manner as the Pledged Shares.

(b) Additional Securities. In the event that, during the term of this Agreement, any subscription rights, warrants or any other rights or options shall be issued in respect of the shares of stock of US Search which are then pledged as Collateral hereunder, then any securities of US Search issued upon exercise of any such subscription rights, warrants or options (collectively, "Additional Securities") shall be the sole property of the Company, but be immediately delivered to the Collateral Agent and constitute additional Collateral to be held under the terms hereof in the same manner as the Pledged Shares.

6.  REPRESENTATIONS AND WARRANTIES OF THE COMPANY.

Except as set forth on a Schedule of Exceptions delivered by the Company to the Purchasers at the Closing (as attached as Schedule B hereto), the Company hereby represents and warrants to each Purchaser as of the date of the Closing Date:

6.1 Organization, Good Standing and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of California. The Company has all requisite corporate power and authority to own and operate its properties and assets, to execute and deliver this Agreement, to issue and sell the Notes, to carry out the provisions of this Agreement and to carry on its business as presently conducted and as presently proposed to be conducted.

6.2 Authorization; Binding Obligations. All corporate action on the part of the Company, its officers, directors and shareholders necessary for the authorization of this Agreement and the performance of all obligations of the Company hereunder at the Closing and the authorization, sale, issuance and delivery of the Notes pursuant hereto has been taken or will be taken prior to the First Closing. The Agreement and the Notes, when executed and delivered, will be valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights and (b) general principles of equity that restrict the availability of equitable remedies.

6.3 Title to Properties and Assets; Liens, Etc. The Company is the legal, record and beneficial owner of the Collateral free and clear of any Lien except for a negative pledge agreement in favor of Chase pursuant to the Existing Credit Agreement.

7.REPRESENTATIONS AND WARRANTIES OF PURCHASERS

Each Purchaser hereby severally represents and warrants to the Company as follows (such representations and warranties do not lessen or obviate the representations and warranties of the Company set forth in this Agreement):

7.1 Requisite Power and Authority. Purchaser has all necessary power and authority under all applicable provisions of law to execute and deliver this Agreement and to carry out their provisions. All action on Purchaser's part required for the lawful execution and delivery of this Agreement have been or will be effectively taken prior to the Closing. Upon its execution and delivery, this Agreement will be valid and binding obligation of Purchaser, enforceable against Purchaser in accordance with their terms, except (a) as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights and (b) general principles of equity that restrict the availability of equitable remedies.

7.2 Investment Representations. Purchaser understands that the Notes have not been registered under the Securities Act. Purchaser also understands that the Notes are being offered and sold pursuant to an exemption from registration contained in the Securities Act based in part upon Purchaser's representations contained in the Agreement. Purchaser hereby represents and warrants as follows:

(a)  Economic Risk; Own Account; Accredited Investor.
Purchaser has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests. Purchaser must bear the economic risk of this investment indefinitely unless the Notes are registered pursuant to the Securities Act, or an exemption from registration is available. Purchaser understands that the Company has no present intention of registering the Notes. Purchaser also understands that there is no assurance that any exemption from registration under the Securities Act will be available and that, even if available, such exemption may not allow Purchaser to transfer all or any portion of the Notes under the circumstances, in the amounts or at the times Purchaser might propose. Purchaser is acquiring the Notes for Purchaser's own account for investment only, and not with a view towards their distribution. Purchaser represents that by reason of its, or of its management's, business or financial experience, Purchaser has the capacity to protect its own interests in connection with the transactions contemplated in this Agreement. Purchaser represents that it is an accredited investor within the meaning of Regulation D under the Securities Act.

(b) Company Information. Purchaser has received such information concerning the Company as desired and has had an opportunity to discuss the Company's business, management and financial affairs with directors, officers and management of the Company and has had access to, and the opportunity to review, the Company's operations and facilities. Purchaser has also had the opportunity to ask questions of and receive answers from, the Company and its management regarding the terms and conditions of this investment.

(c) Rule 144. Purchaser acknowledges and agrees that the Notes must be held until due unless they are subsequently registered under the Securities Act or an exemption from such registration is available. Purchaser has been advised or is aware of the provisions of Rule 144 promulgated under the Securities Act as in effect from time to time, which permits limited resale of shares purchased in a private placement subject to the satisfaction of certain conditions, including, among other things, the availability of certain current public information about the Company, the resale occurring following the required holding period under Rule
144 and the number of shares being sold during any three-month period not exceeding specified limitations.

(d) Residence. If the Purchaser is an individual, then the Purchaser resides in the state or province identified in the address of the Purchaser set forth on Schedule A; if the Purchaser is a partnership, corporation, limited liability company or other entity, then the office or offices of the Purchaser in which its investment decision was made is located at the address or addresses of the Purchaser set forth on Schedule A.

8.  COVENANTS.

(a) If Purchaser elects to receive warrants of the Company pursuant to the Note, the Company covenants and agrees to, at its expense, file as soon as practicable and use its best efforts to cause to become effective, a registration statement pursuant to the Securities Act to register the common shares issuable upon conversion of the warrant and to maintain such registration in effect for the term of the warrant or until the shares issuable thereto may be sold pursuant to an exemption from registration.

(b) Upon the occurrence of an Event of Default, if required by the Collateral Agent in writing, the Company shall refrain for a period of up to six (6) months from selling any shares of US Search.

9. DEFAULT. Any one or more of the following events shall constitute an event of default ("Event of Default") under this
Agreement:

(a) The Company shall fail to pay when due and payable, or when declared due and payable, the principal or interest under the Notes and such failure shall continue for more than five (5) days;

(b) The Company shall fail to perform or observe any of the other provisions contained in this Agreement or in the Notes held by the Purchasers and such failure shall continue for more than fifteen (15) days after the notice thereof to the Company; or

(c) The Company shall (i) be adjudicated bankrupt or insolvent, or admit in writing its inability to pay its debts as they mature, or makes an assignment for the benefit of creditors, or the Company shall apply for or consent to the appointment of a receiver, trustee, or similar officer for it; or such receivers, trustee or similar officer shall be appointed without the application or consent of the Company and such appointment shall continue undischarged for a period of sixty (60) days, or (ii) institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt, dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application or otherwise) against the Company and shall remain undismissed for a period of sixty (60) days; or any judgment, writ, warrant of attachment or execution or similar process shall be issued or levied against a substantial part of the property (including, without limitation, the Pledged Shares) of the Company and such judgment, writ or similar process shall not be released, vacated or fully bonded within ten (10) days after its issue or levy.

10.  REMEDIES.

10.1 Acceleration. In the case of an Event of Default, the Purchasers may, upon the election of the Required Purchasers, accelerate payment of the Notes in accordance with their respective terms.

10.2 Sale of Collateral. In the case of the occurrence and continuance of an Event of Default under Section 9.1(a) or
Section 9.1(b) above, Required Purchasers shall have the right to request that the Collateral Agent sell any or all of the Pledged Shares. Notwithstanding the foregoing, if required by applicable law, the number of Pledged Shares sold by the Collateral Agent during any rolling three-month period on behalf of the Purchasers may not exceed the average weekly trading volume of US Search common stock during the four (4) weeks preceding such sale. Any sale of the Collateral by the Collateral Agent shall be conducted in a commercially reasonable manner and in accordance with the California Uniform Commercial Code. All expenses of, or incident to, the enforcement of any of the provisions hereof shall be recoverable from the proceeds of the sale or other disposition of the Collateral.

10.3 Release of Pledged Shares by Collateral Agent. If the Collateral Agent shall receive notices, substantially in the form of Exhibit B (collectively, the "Default Notices") attached hereto, from the Required Purchasers stating that an Event of Default has occurred and that such default is continuing, the Collateral Agent shall forward copies of such notices to the Company within two (2) business days after the Collateral Agent's receipt thereof. Thereafter, if the Collateral Agent receives notices from the Required Purchasers that the Event of Default is continuing on or after the eleventh day after the day the Company receives copies of the Default Notices from the Collateral Agent, the Collateral Agent shall sell the Pledged Shares on behalf of the Purchasers and apply the proceeds therefrom pursuant to the terms set forth in Section 10.4 below. If any Event of Default is cured prior to delivery of the Collateral to the Required Purchasers, the Company and the Required Purchasers shall each deliver a notice to such effect on the same day as such cure (a "Notice of Cure") to the Collateral Agent within two (2) days after such cure. The Collateral Agent shall be entitled to rely on any notice from the Required Purchasers and shall have no liability hereunder for selling the Pledged Shares on behalf of the Required Purchasers pursuant to any such notice.

10.4  Application of Proceeds.

(a)  Generally.  The proceeds of any sale,
foreclosure or disposition of the Collateral, or any part thereof, shall be applied first to the reasonable expenses of retaking, holding, preparing for sale, discharging all liens, selling and the like, then to the reasonable attorneys' fees and legal expenses incurred by Collateral Agent and Purchasers, and then to the Obligations. Should the net proceeds resulting from any such sale or disposition exceed the amount owing to Collateral Agent and Purchasers, Collateral Agent shall pay such surplus to the person(s) legally entitled thereto.

(b) Application and Allocation of Payments on Obligations. Collateral Agent and Purchasers shall have the right to determine the application of any proceeds of any sale foreclosure or disposition of Collateral to be applied against the then due and payable Obligations pursuant to (a) above in such manner as Collateral Agent and Requisite Purchasers may deem advisable. In the absence of a specific determination by Collateral Agent and Requisite Purchasers with respect thereto, the same shall be applied in the following order:
(i) amounts due and payable to the Collateral Agent; (ii) due and payable interest payments on the Notes; (iii) due and payable principal payments on the Notes; and (iv) remaining due and payable Obligations other than interest and principal payments on the Notes. All applications of amounts with respect to interest or principal on the Notes shall be made pro rata based on the relative outstanding balance of the Notes until such time, for each Note, as all outstanding principal and interest thereof shall have been repaid in full. All applications of amounts due to the Purchasers other than principal and interest on the Notes shall be made pro rata based on the total initial principal amount of all Notes.

11.  DUTIES AND LIABILITIES OF THE COLLATERAL AGENT.

To induce the Collateral Agent to act hereunder, it is agreed by the Company and the Purchasers as follows:

(a) The Collateral Agent shall not be under any duty to give the Pledged Shares held by it hereunder any greater degree of care than it gives its own similar property.

(b) This Agreement expressly sets forth all the duties of the Collateral Agent with respect to any and all matters pertinent hereto. No implied duties or obligations shall be read into this Agreement against the Collateral Agent. The Collateral Agent shall not be bound by the provisions of any agreement between the Company and the Purchasers except as set forth in this Agreement.

(c) The Collateral Agent shall not be liable for, except for its own negligence or willful misconduct, and, except with respect to claims based upon such negligence or willful misconduct that are successfully asserted against the Collateral Agent, and the Company and the Purchasers shall jointly and severally indemnify and hold harmless the Collateral Agent (and any successor escrow agent) from and against, any and all losses, liabilities, claims, actions, damages and expenses, including reasonable attorneys' fees and disbursements, arising out of or in connection with this Agreement. This Section 11(c) shall survive any termination of this Agreement or the resignation of the Collateral Agent.

(d) The Collateral Agent shall be entitled to rely upon any order, judgment, certification, demand, notice, instrument or other writing delivered to it hereunder without being required to determine the authenticity or the correctness of any fact stated therein or the propriety or validity of the service thereof. The Collateral Agent may act in reliance upon any instrument or signature believed by it in good faith to be genuine and may assume, if in good faith, that any person purporting to give notice or receipt or advice or many any statement or execute any document in connection with the provisions hereof has been duly authorized to do so.

(e) The Collateral Agent may act pursuant to the advice of counsel with respect to any matter relating to this Agreement and shall not be liable for any action take or omitted to be taken in good faith and in accordance with such advice.

(f) The Collateral Agent makes no representation as to the validity, value, genuineness or the collectibility of any security or other documents or instrument held by or delivered to it.

(g) The Collateral Agent shall not be called upon to advise any party as to the wisdom in selling or retaining or taking or refraining from any action with respect to any securities or other property deposited hereunder.

(h) The Collateral Agent (and any successor escrow agent) at any time may be discharged from its duties and obligations hereunder by the delivery to it of notice of termination signed by the Company and the Purchasers; or at any time may resign by giving thirty (30) days' prior written notice to such effect to the Company and the Purchasers. Upon any such termination or resignation, the Collateral Agent shall deliver the Collateral to any successor escrow agent jointly designated in writing by the Company and the Purchasers; or to any court of competent jurisdiction if no such successor escrow agent is designated, whereupon the Collateral Agent shall be discharged from any and all further obligations arising in connection with this Agreement. The termination or resignation of the Collateral Agent shall take effect on the earlier of (i) the appointment of a successor (including a court of competent jurisdiction) or (ii) the day that is thirty (30) days after the date of delivery of the notice of termination to the Collateral Agent, or of the Collateral Agent's notice of resignation to the Company and the Purchasers. If at any time the Collateral Agent has not received a designation of a successor escrow agent, the Collateral Agent's sole responsibility thereafter shall be to keep the Collateral safe until it delivers the Collateral to a court of competent jurisdiction or until its receipt of a notice regarding designation of successor escrow agent, a written disposition instruction signed by the Company and the Purchasers, or an enforceable order or a court of competent jurisdiction.

(i) In the event of any disagreement between the Company and the Purchasers resulting in adverse claims or demands being made in connection with the Collateral, or in the event that the Collateral Agent in good faith is in doubt as to what action it should take hereunder, the Collateral Agent shall be entitled to retain the Collateral until the Collateral Agent shall have received (i) a final and non-appealable order of a court of competent jurisdiction directing delivery of the Collateral or (ii) a written agreement executed by the Company and the Purchasers which directs delivery of the Collateral, in which even the Collateral Agent shall disburse the Collateral in accordance with such order or agreement. Any court order referred to in subsection (i) of this Section 11(i) shall be accompanied by a legal opinion by counsel for the presenting party satisfactory to the Collateral Agent to the effect that said court order is final and non-appealable. The Collateral Agent shall act on such court order and legal opinion without further question.

(j)  As consideration for its agreement to act as
Collateral Agent, the Company agrees to pay the Collateral Agent a fee of $2,000 for services rendered through the earlier to occur of (i) the Initial Maturity Date, or (ii)
the Extended Maturity Date.   The Company shall also pay any
additional fees and charges of the Collateral Agent incurred as set forth in Schedule C attached hereto promptly after receipt of invoices for the same.

12.  MISCELLANEOUS.

12.1  Governing Law; Venue.

(a) This Agreement shall be governed in all respects by the laws of the State of California as such laws are applied to agreements between California residents entered into and performed entirely in California.

(b) Any legal action or other legal proceeding relating to this Agreement or the enforcement of any provision of this Agreement may be brought or otherwise commenced only in any state or federal court located in the County of Los Angeles, California. Each of the Purchasers and the Company hereby waives any defense of lack of in personam jurisdiction of said courts and agrees that service of process of such courts may be made upon each of them by personal delivery or by mailing certified or registered mail, return receipt requested, to such party at the address provided for in this Agreement. Each of the Purchasers and the Company hereby submits to the jurisdiction of the courts so selected, to the exclusion of any other courts which may have had jurisdiction apart from this Section.

12.2  Arbitration.

(a)  Except with respect to an Event of Default under
Section 9(a) hereof, the parties agree to submit any dispute or controversy arising out of or relating to this Agreement or the Notes, including without limitation the interpretation, performance, breach, termination or validity thereof, to arbitration administered by the Judicial and Mediation
Services in accordance with its Commercial Rules then in effect, except as otherwise stated here, and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. The arbitrator shall have the authority to award any remedy or relief that a court of competent jurisdiction could order or grant, including, without limitation, the issuance of a permanent injunction and default judgment.
The arbitration shall be by a single arbitrator chosen by the parties or, if they cannot agree on an arbitrator within five
(5) days of exchanging the names of proposed arbitrators, before a single arbitrator appointed in accordance with rules and procedures of the Judicial and Mediation Services. The arbitration shall take place in Los Angeles County, California at a location and time to be agreed upon by the parties or, in the absence of agreement, by the arbitrator. The arbitrator shall apply California law in resolving such dispute. The expense of the arbitration, including the compensation of the arbitrator, shall be borne in accordance with the award of the arbitrator. Any award rendered pursuant to this provision shall be final and binding upon the parties to such arbitration, and may be confirmed and entered in any court of proper jurisdiction.

(b) Notwithstanding any other provision of this Agreement, either party may, without inconsistency with this arbitration provision, seek interim provisional, injunctive or other equitable relief until the arbitration award is rendered or the controversy is otherwise resolved.

(c) Except as necessary in court proceedings to enforce this arbitration provision or an award rendered hereunder, or to obtain interim relief, neither a party nor an arbitrator may disclose the existence, content, or results of any arbitration hereunder without the prior written consent of both parties.

(d) Notwithstanding any choice of law provision included in this Agreement, the United States Federal Arbitration Act shall govern the interpretation and enforcement of this arbitration provision.

12.3 Entire Agreement. This Agreement, the Exhibits and Schedules hereto and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and no party shall be liable or bound to any other in any manner by any representations, warranties, covenants and agreements except as specifically set forth herein and therein.

12.4 Severability. In case any provision of the Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

12.5  Amendment and Waiver.

(a) This Agreement may be amended or modified only upon the written consent of the Company and the Required Purchasers.

(b) The obligations of the Company and the rights of the holders of the Notes under the Agreement may be waived only with the written consent of the Required Purchasers.

12.6 Delays or Omissions. It is agreed that no delay or omission to exercise any right, power or remedy accruing to any party, upon any breach, default or noncompliance by another party under this Agreement shall impair any such right, power or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of or in any similar breach, default or noncompliance thereafter occurring. It is further agreed that any waiver, permit, consent or approval of any kind or character on any Purchaser's part of any breach, default or noncompliance under this Agreement or any waiver on such party's part of any provisions or conditions of the Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement, by law, or otherwise afforded to any party, shall be cumulative and not alternative.

12.7 Notices. All notices required or permitted hereunder shall be in writing and shall be deemed effectively given: (a) upon personal delivery to the party to be notified, (b) when sent by confirmed telex or facsimile if sent during normal business hours of the recipient, if not, then on the next business day, (c) five (5) days after having been sent by registered or certified mail, return receipt requested, postage prepaid, or (d) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to the Company at the address as set forth on the signature page hereof and to Purchaser at the address set forth on Schedule A attached hereto or at such other address as the Company or Purchaser may designate by ten (10) days advance written notice to the other parties hereto.

12.8 Expenses; Attorneys' Fees. Each party shall pay the costs and expenses that it incurs with respect to the negotiation, execution, delivery and performance of the Agreement. In the event that any suit or action is instituted to enforce any provision in this Agreement, the prevailing party in such dispute shall be entitled to recover from the losing party all fees, costs and expenses of enforcing any right of such prevailing party under or with respect to this Agreement, including without limitation, such reasonable fees and expenses of attorneys and accountants, which shall include, without limitation, all fees, costs and expenses of appeals.

12.9 Titles and Subtitles; Counterparts. The titles of the sections and subsections of the Agreement are for convenience of reference only and are not to be considered in construing this Agreement. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

12.10 Exculpation Among Purchasers. Each Purchaser acknowledges that it is not relying upon any person, firm, or corporation, other than the Company and its officers and directors, in making its investment or decision to invest in the Company. Each Purchaser agrees that no Purchaser nor the respective controlling persons, officers, directors, partners, agents, or employees of any Purchaser shall be liable to any other Purchaser for any action heretofore or hereafter taken or omitted to be taken by any of them in connection with the Notes.

12.11 Confidentiality. Each party hereto agrees that, except with the prior written consent of the other party, it shall at all times keep confidential and not divulge, furnish or make accessible to anyone any confidential information, knowledge or data concerning or relating to the business or financial affairs of the other parties to which such party has been or shall become privy by reason of this Agreement, discussions or negotiations relating to this Agreement, the performance of its obligations hereunder or the ownership of the Notes purchased hereunder. The provisions of this Section 12.11 shall be in addition to, and not in substitution for, the provisions of any separate nondisclosure agreement executed by the parties hereto.

12.12 Pronouns. All pronouns contained herein, and any variations thereof, shall be deemed to refer to the masculine, feminine or neutral, singular or plural, as to the identity of the parties hereto may require.


[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.
COMPANY:

THE KUSHNER-LOCKE COMPANY


By:  ________________________
       Name:
       Title:

Address:

11601 Wilshire Boulevard
21st Floor
Los Angeles, California  90025

PURCHASERS:

_____________________________
By:  ________________________
       Name:
       Title:

Address:


____________________________

____________________________

____________________________

COLLATERAL AGENT:

U.S. TRUST COMPANY, NATIONAL
  ASSOCIATION


By:  ________________________
       Name:
       Title:

Address:
_________________________

_________________________


SCHEDULE  A
SCHEDULE OF PURCHASERS


Name and Address                    Principal Amount of Note

Peter and Karen Locke Living Trust       $200,000
The Kushner-Locke Company
11601 Wilshire Boulevard, 21st Floor
Los Angeles, CA 90025

Donald Kushner                           $200,000
The Kushner-Locke Company
11601 Wilshire Boulevard, 21st Floor
Los Angeles, CA 90025

Mark and Kelly Moskowitz Living Trust    $250,000
c/o CIBC Oppenheimer Corp.
580 California Street
Suite 2300
San Francisco, CA 94104

Aminals Productions, Inc.                $100,000
Employee Profit Sharing Plan
c/o Fred Kaufman & Assoc.
16861 Ventura Blvd., Suit 307
Encino, CA 91436

Milt Okun                                $500,000
c/o Murray Frank, CPA
111 Great Neck Road, No. 308
Great Neck, NY 11021

Shel Bachrach                            $250,000
c/o Near North Entertainment Insurance
1840 Century Park East
Suite 500
Los Angeles, CA 90067


SCHEDULE B

SCHEDULE OF EXCEPTIONS

None

SCHEDULE C

FEE SCHEDULE OF COLLATERAL AGENT

EXHIBIT A
PROMISSORY NOTE

    THIS NOTE HAS NOT BEEN REGISTERED UNDER THE
    SECURITIES ACT OF 1933 (THE "ACT") OR ANY STATE
    SECURITIES LAWS AND MAY NOT BE TRANSFERRED OR
    OTHERWISE DISPOSED OF UNLESS IT HAS BEEN REGISTERED
    UNDER SUCH ACT AND ALL SUCH OTHER APPLICABLE LAWS
    OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE.

                          PROMISSORY  NOTE

$__00,000.00                                __________, 2000
                                   [Los Angeles], California

The undersigned, The Kushner-Locke Company, a California corporation (the "Company"), hereby promises to pay to the order of [___________________], or its assignee (the "Holder") the principal amount of [_______________] DOLLARS ($__00,000.00), together with interest on the unpaid balance of such amount from the date hereof as set forth in Section 2 hereof and a bonus as set forth in Section 7 hereof. This Promissory Note ("Note") is one of the Notes issued under the Note
Purchase and Pledge Agreement between Company and certain Purchasers, including Holder, of even date herewith (said agreement, as the same may be amended, restated or supplemented from time to time, being herein called the "Agreement") to which reference is made for a statement of the terms and conditions governing this Note. Capitalized terms not defined in this Note shall have the respective meanings assigned to them in the Agreement.

1. Maturity. The unpaid principal amount of this Note, together with interest thereon at the rate provided herein, shall be immediately due and payable on the date (the "Maturity Date"), which shall be, at the election the Company in its sole discretion, either (i) the date which is six calendar months after the date hereof (the "Initial Maturity Date"), or, (ii) the date which is six calendar months after the Initial Maturity Date (the "Extended Maturity Date").
The Company shall provide written notice to Holder at least five (5) days before the Initial Maturity Date setting forth such election. In the event the Company fails to provide such written notice, the Maturity Date shall be the Extended Maturity Date.

2. Interest. Commencing on the date hereof and continuing until repayment in full of this Note, interest shall accrue on the principal balance outstanding hereunder at a rate equal to ten percent (10%) per annum, and shall be payable on the Initial Maturity Date and, if the Maturity Date is extended to the Extended Maturity Date pursuant to Section 1 above, on the Extended Maturity Date. Interest shall be computed on the basis of a 365 or 366 day year, as the case may be, counting the number of actual days elapsed.

3. Prepayment. This Note may be prepaid in whole or in part at any time upon at least five (5) business days' notice to Holder without premium or penalty so long as any interest then accrued on the principal so prepaid has been paid in full.

4. General Payment Provisions. Principal and interest shall be paid in lawful money of the United States and shall be made to Holder at the address set forth for Holder in the Agreement, or at such other place as Holder shall have designated to the Company in writing for such purpose. If any interest or other payment to Holder becomes due and payable on a day other than a business day, the maturity thereof shall be extended to the next succeeding business day and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension. Subject to Section
10.4 of the Agreement (with respect to application of proceeds of the Collateral) and to Section 5 below, all payments received by Holder shall be credited first on interest then due and the remainder on principal and interest shall thereupon cease to accrue on the principal so credited.

5. Excess Interest. In no event shall the amount paid or agreed to be paid to the Holder for the use or forbearance of money to be advanced hereunder exceed the highest lawful rate permissible under the then applicable usury laws. If it is hereafter determined by a court of competent jurisdiction that the interest payable hereunder is in excess of the amount which the Holder may legally collect under the then applicable usury laws, such amount which would be excessive interest shall be applied to the payment of the unpaid principal balance due hereunder and not to the payment of interest or, if all principal shall previously have been paid, promptly repaid by the Holder to the Company.

6. Relation to Agreement; Collateral; Acceleration. Reference is hereby made to the Agreement for a statement of its terms and provisions. This Note is secured by the Agreement and the Collateral, and is entitled to the benefit of the rights and security provided thereby. Upon the occurrence of any one or more of the Events of Default specified in the Agreement, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable, all pursuant and subject to the terms and conditions of the Agreement.

7. Bonus. As additional consideration for the purchase of this Note by the Holder, the Company agrees that, on the Maturity Date, the Company shall pay or deliver, as the case may be, to Holder a bonus (the "Bonus") consisting, at the election of the Holder as provided herein, of either (but not both) cash or a non-transferable warrant as follows:

(a) a cash bonus equal to (i) $0.15 for each $1.00 of the initial principal amount of this Note, plus, (ii) in the event the Company elects to extend the Maturity Date to the Extended Maturity Date, $0.15 for each $1.00 of the average daily outstanding principal amount of this Note for the period commencing on the Initial Maturity Date (after giving effect to any payments made on such date) and continuing until the Extended Maturity Date (whether or not this Note is prepaid in full before such Extended Maturity Date, it being understood that, for purposes of calculating the average daily outstanding principal amount of this Note, the outstanding principal amount of this Note from and after the date of prepayment in full until the Extended Maturity Date shall be $0.00), such amount to be computed on the Extended Maturity Date or such earlier date of prepayment in full of this Note; or

(b) a three-year, nontransferrable warrant in the form of Exhibit A hereto (a "Warrant") to purchase, at a strike price per share equal to 110% of the average closing price per share of the shares of common stock of the Company reported of NASDAQ on the date hereof, a number of shares of common stock equal to (i) 1 share for each $10.00 of the initial principal amount of this Note, plus, (ii) in the event the Company elects to extend the Maturity Date to the Extended Maturity Date, 1 share for each $10.00 of the average daily outstanding principal amount of this Note for the period commencing on the Initial Maturity Date (after giving effect to any payments made on such date) and continuing until the Extended Maturity Date (whether or not this Note is prepaid in full before such Extended Maturity Date, it being understood that, for purposes of calculating the average daily outstanding principal amount of this Note, the outstanding principal amount of this Note from and after the date of prepayment in full until the Extended Maturity Date shall be $0.00), such amount to be computed on the Extended Maturity Date or such earlier date of prepayment in full of this Note; in each case (for (i) and (ii) above), as such number of shares shall be appropriately adjusted for stock splits, combinations, consolidations, stock distributions or stock dividends with respect to common stock of the Company occurring after the date hereof.

Holder shall provide written notice to the Company at least two (2) business days before the Maturity Date (or such earlier date of prepayment in full of this Note as set forth in a notice of prepayment delivered by the Company) setting forth Holder's election (of either cash pursuant to (a) above or a Warrant pursuant to (b) above). In the event Holder fails to deliver such written notice to the Company by such date, the Company shall have the right to select the Bonus to be received by Holder. The Company shall deliver or pay, as applicable, the Bonus to Holder on the Maturity Date (or such earlier date of prepayment in full of this Note).

8. Subordination. This Note is, and shall be, subordinate to the obligations of the Company under the Existing Credit
Agreement to the extent and in the same manner as set forth in the Agreement.

9. Amendments. All amendments to this Note, and any waiver or consent of the Holder, must be in writing and signed by the Holder and the Company.

10. Notice. All notices, requests, demands and other communications required or permitted to be given under this Note shall be in writing and shall be delivered to the party to whom notice is to be given at the address for such party, and pursuant to the terms, set forth in Section 12.7 of the Agreement.

11. Choice of Law; Jurisdiction. This Note and the rights and obligations in connection therewith shall in all respects be governed by, and construed and interpreted in accordance with, the laws of the State of California applicable to transactions entered into and to be wholly performed within the State of California. All actions or proceedings relating to this Note shall be subject to the arbitration and forum provisions of Sections 12.1 and 12.2 of the Agreement.

12. Severability. Nothing in this Note shall be construed so as to require or permit the commission of any act contrary to law, and wherever there is any conflict between any provision of this Note and any present or future statute, law, ordinance or regulation, contrary to which the parties have no power to contract, the latter shall prevail, and the provisions of this Note so affected shall be curtailed and limited, but only to the extent necessary to bring them within the requirements of the law, and the remainder hereof shall continue in full force and effect.

13. Successors and Assigns. This Note inures to and binds the heirs, successors and assigns of the Company and the Holder.

14.  Restrictions on Transfer.

(a) Generally. The Holder acknowledges that this Note and the any common stock issuable in connection with the exercise of the Warrant have not been registered or qualified under federal or state securities laws. This Note shall not be transferable by the Holder except in accordance with the terms and conditions set forth in the Agreement, this Note and the Act.

(b) Assignment. This Note may be assigned by the Holder only with the Company's prior written consent, and only if the assignee of this Note acknowledges in writing to the Company that it is bound by all the terms and conditions of this Note and the Agreement.

15. Attorneys' Fees. In the event that any suit or action is instituted to enforce any provision under this Note, the prevailing party in such dispute shall be entitled to recover from the losing party all fees, costs and expenses of enforcing any right of such prevailing party under or with respect to this Note, including without limitation, such reasonable fees and expenses of attorneys and accountants, which shall include, without limitation, all fees, costs and expenses of appeals.


                     [PROMISSORY NOTE SIGNATURE PAGE]

IN WITNESS WHEREOF, the Company has caused this Note to be executed as of the day and year first written above.

                   THE KUSHNER-LOCKE COMPANY
                   a California corporation



                   By: _________________________
                   Name:
                   Its:

Exhibit 10.65



    AMENDMENT NO. 8 dated as of May 14,
    1999 to the Credit, Security, Guaranty and
    Pledge Agreement dated as of June 19, 1996, as amended, among THE KUSHNER-LOCKE
    COMPANY (the "Borrower"), the Guarantors named therein, the Lenders referred to therein and THE CHASE MANHATTAN BANK
    (formerly known as Chemical Bank), as Agent and as Fronting Bank for the Lenders (the
    "Agent") (as heretofore amended, the "Credit
    Agreement").


                         INTRODUCTORY STATEMENT


The Lenders have made available to the Borrower a revolving credit facility pursuant to the terms of the Credit Agreement.

The Borrower has informed the Agent and the Lenders that 800-U.S. SEARCH, a Subsidiary of the Borrower and Guarantor under the Credit Agreement ("US-SEARCH"), proposes to engage in an initial public offering (the "Proposed Offering") of its capital stock. In connection with the Proposed Offering, the Borrower has requested that the Agent and the Lenders (i) release US-SEARCH from its obligations (including, without limitation, the obligations of US-SEARCH as a Guarantor) under the Credit Agreement, (ii) release their Lien in the assets of US-SEARCH and the capital stock of US-SEARCH currently held by the Borrower and (iii) make certain other modifications to the Credit Agreement.

The Borrower, the Guarantors, the Lenders and the Agent have agreed to make revisions to the Credit Agreement, all on the terms and subject to the conditions hereinafter set forth.

Therefore, the parties hereto hereby agree as follows:

Section 1. Defined Terms. Capitalized terms used herein and not otherwise defined herein shall have the meaning given them in the Credit Agreement.

Section 2. Amendments to the Credit Agreement. Subject to the satisfaction of the conditions precedent set forth in
Section 3 hereof, the Credit Agreement is hereby amended effective as of the Effective Date (as hereinafter defined) as follows:

(A) Section 2.6 of the Credit Agreement is hereby amended by adding the following clause (d) at the end thereof:

"(d) The Commitments shall be permanently reduced by an amount equal to 50% of Net Cash Proceeds of any sale, transfer or other disposition of shares of capital stock of US-SEARCH held by a Credit Party, which sale, transfer or other disposition occurs subsequent to the completion of the Proposed Offering (as defined in Amendment No. 8 to the
Credit Agreement); provided, that the Commitments shall not be reduced by more than $15 million in the aggregate in connection with this Section 2.6(d). Such reduction(s) in the Commitments shall occur simultaneously with the receipt by any Credit Party of such Net Cash Proceeds. For purposes of this Section 2.6(d), "Net Cash Proceeds" shall mean cash payments received by any Credit Party from the sale, transfer or other disposition of shares of capital stock of US-SEARCH (whether directly or upon a later sale, transfer, collection or other disposition of non-cash proceeds), in each case net of all legal expenses, commissions and other fees and expenses incurred, and any taxes payable and reasonably estimated income taxes, as a consequence of such sale, transfer or other disposition, but only to the extent reserved for, whether or not such reserve is required by GAAP."

(B)  The opening paragraph of Article 6 of the Credit
Agreement is hereby amended by adding the parenthetical
"(other than US-SEARCH)" after the word "Subsidiaries" appearing therein.

(C) Section 6.4 of the Credit Agreement is hereby amended by deleting the text set forth in clauses (x), (xi) and
(xii) in their entirety and inserting in lieu thereof the following:

"(x) up to an aggregate principal amount of $5,500,000 loaned to US-SEARCH, on or prior to the Proposed Offering (as defined in Amendment No. 8 to the Credit Agreement), pursuant to convertible notes issued by US-SEARCH to the Borrower, (xi) up to an aggregate amount of $2,750,005 to be paid by the Borrower to US-SEARCH pursuant to the exercise of outstanding warrants, on or prior to the Proposed Offering, to purchase common stock of US-SEARCH; and (xii) other investments in or loans to US-SEARCH by the Borrower in an amount not to exceed $1,000,000, provided, that such investments or loans shall only be permitted hereunder until the expiration of the 5 day-period following the consummation of the Proposed Offering.


(D) Section 6.7 of the Credit Agreement is hereby amended by adding the words ", or sell, transfer or otherwise dispose of shares of capital stock of US-SEARCH held by a Credit Party for consideration other than cash other than in connection with a transaction or series of transactions to which US-SEARCH or US-SEARCH and the stockholders of US-SEARCH are parties and which involves (x) any consolidation or merger of US-SEARCH with or into any other entity or person, or any other corporate reorganization, or (y) any sale, lease or other disposition of all or substantially all of the assets of US-SEARCH" immediately after the parenthetical "(other than permitted transactions between the Borrower and its Subsidiaries)" appearing therein.

(E) Article 7 of the Credit Agreement is hereby amended by adding the following clause (o) immediately after the end of clause (n) appearing therein:

"(o) US-SEARCH shall have failed to repay all amounts owed by US-SEARCH to the Borrower as of the date of the consummation of the Proposed Offering (as defined in Amendment No. 8 to the Credit Agreement) (including, without limitation, all deferred management fees payable to the Borrower by US-SEARCH and all loans made by the Borrower to US-SEARCH but excluding any convertible securities such as convertible notes which will convert or shall be exercisable for shares of capital stock of US-SEARCH) within 5 days following the consummation of the Proposed
Offering (as described in Amendment No. 8 to the Credit
Agreement);"

Section 3. Conditions to Effectiveness. This Amendment is effective as of the first date on which all of the following conditions precedent have been satisfied in full (the
"Effective Date"):

(A) the Agent shall have received counterparts of this Amendment which, when taken together, bear the signatures of the Borrower, each Guarantor, the Agent and such of the Lenders as are required by the Credit Agreement; and

(B) the Agent shall have received evidence reasonably satisfactory to the Agent and its counsel, that the Registration Statement relating to the Proposed Offering (i) shall have been declared effective by the Securities and Exchange Commission and (ii) shall provide that a portion of the proceeds received by US-SEARCH in connection with the Proposed Offering shall be used to repay all amounts owed by US-SEARCH to the Borrower (including, without limitation, all deferred management fees payable to the Borrower by US-SEARCH and all loans made by the Borrower to US-SEARCH but excluding any convertible securities such as convertible notes which will convert or shall be exercisable for shares of capital stock of US-SEARCH).

Section 4. Release. Each of the Lenders and the Agent (on behalf of itself and the Lenders), by its execution hereof, hereby releases as of the Effective Date (i) US-SEARCH from its obligations (including without limitation the obligations of US-SEARCH as a Guarantor) under the Credit Agreement, (ii) its Lien in the assets of US-SEARCH, and (iii) its Lien in the shares of capital stock of US-SEARCH held by the Borrower.

Section 5. Representations and Warranties. Each Credit Party represents and warrants that:

(A) notwithstanding the terms of this Amendment, any outstanding shares of capital stock of US-SEARCH held or acquired by a Credit Party (other than US-SEARCH) subsequent to the completion of the Proposed Offering shall remain subject to the limitation on Liens set forth in Section 6.2 of the Credit Agreement;

(B) after giving effect to this Amendment, the representations and warranties contained in the Credit
Agreement are true and correct in all material respects on and as of the date hereof as if such representations and warranties had been made on and as of the date hereof (except to the extent that any such representations and warranties specifically relate to an earlier date); and

(C) after giving effect to this Amendment, no Event of Default or Default will have occurred and be continuing on and as of the date hereof.

Section 6. Further Assurances. At any time and from time to time, upon the Agent's request and at the sole expense of the Credit Parties, each Credit Party will promptly and duly execute and deliver any and all further instruments and documents and take such further action as the Agent reasonably deems necessary to effect the purposes of this Amendment. Promptly after the Effective Date, but in no event later than five (5) Business Days, the Agent agrees to execute, on behalf of itself and the Lenders, any UCC financing statements, including releases and termination statements, or other documentation as US-SEARCH of the Borrower may reasonably deem necessary to effect the purposes of the Amendment. No later than two (2) Business Days after the Effective Date, the Agent agrees to return to US-SEARCH or the Borrower, as the case may be, any definitive instruments representing the shares of capital stock or other securities of US-SEARCH and stock powers issued in connection therewith.

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


By
     Name:
     Title:



KLC/NEW CITY
By its General Partner
THE KUSHNER-LOCKE COMPANY


By
     Name:
     Title:


800-U.S. SEARCH


By
     Name:
     Title:

LENDERS:

Executed in                   THE CHASE MANHATTAN BANK (formerly
New York, New York            known as Chemical Bank), as Agent
On _____________, 1999

                              By
                              Name:
                              Title:


DE NATIONALE INVESTERINGSBANK N.V.


By
     Name:
     Title:



By
     Name:
     Title:



COMERICA BANK -- CALIFORNIA


By
     Name:
     Title:


FAR EAST NATIONAL BANK


By
     Name:
     Title:

Exhibit 10.66


                                    as of January 31, 2000

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

You have advised the Agent that you are in the process of consummating a transaction (the "WMM Investment") whereby the Borrower will acquire two (2) limited partnership interests in World Wide Multimedia, L.P., a Cayman Islands Exempted limited partnership ("WMM"). In consideration of the partnership interests, the Borrower will (i) invest approximately $2,000,000 in cash in WMM (which investment will be financed through a five-year, secured term loan to the Borrower from Far East National Bank, which loan will be subordinated to the payment in full of the obligations under the Credit Agreement) and (ii) grant WMM distribution rights for the Asian territory in certain items of its film library, all as more fully described in the letter dated November
3, 1999 from the Borrower to the Agent, attached hereto as Exhibit A. In connection therewith, you have requested that the Required Lenders consent to the WMM Investment and authorize and direct the Agent to enter into such documents and agreements (in form and substance satisfactory to the Agent) as the Borrower may reasonably request in order to consummate the WMM Investment. You have also requested the Required
Lenders waive any non-compliance by the Borrower with the Credit Agreement solely with respect to the WMM Investment.

Each of the undersigned hereby (i) consents to the WMM Investment, (ii) waives any non-compliance by the Borrower with the Credit Agreement solely with respect to the WMM Investment, and (iii) authorizes and directs the Agent to enter into such documents and agreements (in form and substance satisfactory to the Agent) in connection with the WMM Investment as the Borrower may reasonably request and as the Agent may deem appropriate; provided, that the effectiveness of the consent and waiver set forth in clause (i) and (ii) above is subject to (x) receipt by the Agent of copies of the final documentation delivered in connection with the WMM Investment and (y) execution and delivery by Far
East National Bank of a Subordination Agreement in respect of the financing provided by it to the Borrower in connection with the WMM Investment, in form and substance satisfactory to the Agent.

By its execution hereof, the Credit Parties hereby represents and warrants that as of the date hereof, there exists no Default or Event of Default.

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

THIS WAIVER SHALL BE GOVERNED BY, AND CONSTRUED
IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW
YORK.

Very truly yours,

THE CHASE MANHATTAN BANK,
individually and as Agent


By:_______________________________
     Name:
     Title:



DE NATIONALE INVESTERINGSBANK N.V.


By:_______________________________
     Name:
     Title:


By:_______________________________
     Name:
     Title:


COMERICA BANK -- CALIFORNIA


By:_______________________________
     Name:
     Title:


FAR EAST NATIONAL BANK


By:_______________________________
     Name:
     Title:



AGREED TO BY:

THE KUSHNER-LOCKE COMPANY
KL PRODUCTIONS, INC.
POST AND PRODUCTION SERVICES, INC.
TWILIGHT ENTERTAINMENT, INC.
KLF GUILD CO.
KLTV DEVELOPMENT CO.
KUSHNER-LOCKE INTERNATIONAL, INC.
KL INTERACTIVE MEDIA, INC.
DAYTON WAY PICTURES III, INC.


By____________________________
     Name:
     Title:

KLC/NEW CITY
By its General Partner
THE KUSHNER-LOCKE COMPANY


By____________________________
     Name:
     Title:

Exhibit 10.67

    AMENDMENT NO. 9 dated as of April 18,
    2000, to the Credit, Security, Guaranty and
    Pledge Agreement dated as of June 19,
    1996, as amended, among THE KUSHNER-
    LOCKE COMPANY (the "Borrower"), the
    Guarantors named therein, the Lenders
    referred to therein and THE CHASE
    MANHATTAN BANK (formerly known as
    Chemical Bank), as Agent and as Fronting
    Bank for the Lenders (the "Agent") (as
    heretofore amended, the "Credit
    Agreement").


                       INTRODUCTORY STATEMENT

The Lenders have made available to the Borrower a revolving credit facility pursuant to the terms of the Credit Agreement.

The Borrower has informed the Agent and the Lenders that it proposes to enter into a Note Purchase and Pledge Agreement, among the Borrower, the purchasers named therein (the "Note Purchasers") and U.S. Trust Company, National Association, as collateral agent, pursuant to which the Borrower will issue up to $2,500,000 of its Notes (the "US Search Notes") to the Purchasers (the "Proposed Facility"). The Notes will be secured by a first-priority lien in the Borrower's interest in 2.0 million shares of common stock of 800-U.S. Search ("US Search"). The Borrower has requested that the Agent and the Lenders make certain modifications to the Credit Agreement to permit the Proposed Facility.

In addition, the Borrower has requested that the Agent and the Lenders extend the Commitment Termination Date and Maturity Date under the Credit Agreement by an additional two months.

The Borrower, the Guarantors, the Lenders and the Agent have agreed to make revisions to the Credit Agreement, all on the terms and subject to the conditions hereinafter set forth.

Therefore, the parties hereto hereby agree as follows:

Section 1. Defined Terms. Capitalized terms used herein and not otherwise defined herein shall have the meaning given them in the Credit Agreement.

Section 2. Amendments to the Credit Agreement. Subject to the satisfaction of the conditions precedent set forth in
Section 3 hereof, the Credit Agreement is hereby amended effective as of the Effective Date (as hereinafter defined) as follows:

(A) The definitions of "Commitment Termination Date" and "Maturity Date" set forth in Article 1 of the Credit Agreement are each hereby amended by deleting the date "June 25, 2000" referenced therein and inserting in lieu thereof the date "August 25, 2000".

(B) Section 6.1 of the Credit Agreement is hereby amended by adding the following clause (l) at the end thereof:
"(l) Indebtedness of the Borrower of up to $2,500,000 at any one time outstanding, represented by the promissory notes (the "US Search Notes") issued by the Borrower pursuant to that certain Note Purchase and Pledge Agreement, among the Borrower, the purchasers of the notes referred to therein (the "Note Purchasers") and U.S. Trust Company, National Association, as collateral agent, substantially in the form previously delivered to the Agent."

(C) Section 6.2 of the Credit Agreement is hereby amended by adding the following clause (o) at the end thereof:

"(o)  Liens granted by the Borrower in favor of the Note
Purchasers in 2.0 million shares of common stock of 800-U.S.
Search held by the Borrower to secure the Indebtedness permitted by Section 6.1(l) hereof."

Section 3. Conditions to Effectiveness. This Amendment is effective as of the first date on which all of the following conditions precedent have been satisfied in full (the
"Effective Date"):

(A) the Agent shall have received counterparts of this Amendment which, when taken together, bear the signatures of the Borrower, each Guarantor, the Agent and such of the Lenders as are required by the Credit Agreement; and

(B) all legal matters incident to this Amendment shall be satisfactory to Morgan, Lewis & Bockius LLP, counsel for the Agent.

Section 4. Pledge. As security for the Obligations, the Borrower hereby pledges, hypothecates, assigns, transfers, sets over and delivers unto the Agent for the benefit of the Lenders, a security interest in the issued and outstanding capital stock of 800-U.S. Search (the "US Search Stock"), directly or indirectly owned or controlled by the Borrower (other than the capital stock of 800-U.S. Search pledged by the Borrower to the Note Purchasers to secure repayment of the US Search Notes). As of the date hereof, the US Search Stock pledged to the Agent (for the benefit of the Lenders) shall consist of the shares listed on Schedule 1 hereto. The Borrower acknowledges and agrees that the US Search Stock shall constitute "Pledged Securities" (as defined in the Credit Agreement) and shall be subject to the terms and conditions set forth in the Credit Agreement.

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

BORROWER:
                            THE KUSHNER-LOCKE COMPANY

                            By:_________________
                            Name:
                            Title:

GUARANTORS:

KL PRODUCTIONS, INC.
POST AND PRODUCTION SERVICES, INC.
TWILIGHT ENTERTAINMENT, INC.
KLF GUILD CO.
KLTV DEVELOPMENT CO.
KUSHNER-LOCKE INTERNATIONAL,
INC.
KL INTERACTIVE MEDIA, INC.
DAYTON WAY PICTURES III, INC.


By: _________________
     Name:
     Title:

KLC/NEW CITY
By its General Partner
THE KUSHNER-LOCKE COMPANY


By: _________________
       Name:
       Title:


LENDERS:

Executed in               THE CHASE MANHATTAN BANK (formerly
New York, New York        known as Chemical Bank), as Agent


                          By: _________________
                          Name:
                          Title:


DE NATIONALE INVESTERINGSBANK N.V.


By: _________________
     Name:
     Title:



By: _________________
     Name:
     Title:


COMERICA BANK -- CALIFORNIA


By: _________________
     Name:
     Title:


FAR EAST NATIONAL BANK


By: _________________
     Name:
     Title:


                              Schedule 1
                 Pledged Securities of 800-U.S. Search


Stock Certificate No(s).  No of Shares  Registered Owner

                                     The Kushner-Locke Company