Form 10-Q
period 2000-06-30
KUSHNER LOCKE CO
filed 2000-08-14
CIK 842009

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2000                 COMMISSION FILE NO.  0-17295


                            THE KUSHNER-LOCKE COMPANY
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                            95-4079057
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

Yes [X]         No  [ ]

     There were 14,271,908 shares of outstanding Common Stock of the Registrant as of August 11, 2000.

Total number of pages: 22.

================================================================================

                            THE KUSHNER-LOCKE COMPANY
                  Form 10-Q for the Quarter ended June 30, 2000
                                      INDEX


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



                           Part II. OTHER INFORMATION


Items 1 through 5. Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits:  None.
                  (b) Reports on Form 8-K:  None.

                                     PART I

Item 1.                      FINANCIAL INFORMATION

                            THE KUSHNER-LOCKE COMPANY
                      Condensed Consolidated Balance Sheets




                                                                         June 30,      September 30,
                                                                           2000             1999
                                                                      -------------    -------------
            Assets                                                     (unaudited)

Cash and cash equivalents                                             $   9,427,000    $  31,612,000
Reserved cash                                                                52,000          734,000
Restricted cash                                                           4,279,000        4,088,000
Accounts receivable, net of allowance for doubtful accounts              40,266,000       30,030,000
Due from related parties                                                  3,413,000        2,611,000
Film and television program costs, net of accumulated amortization       81,332,000       91,499,000
Investments in unconsolidated entities, at equity                        10,266,000       12,045,000
Other assets                                                             17,793,000       12,496,000
                                                                      -------------    -------------

   Total assets                                                       $ 166,828,000    $ 185,115,000
                                                                      =============    =============





   Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                              $  16,612,000    $  11,104,000
Due to related party                                                         85,000          233,000
Notes payable                                                            87,080,000       82,925,000
Deferred revenue                                                          5,878,000        3,628,000
Contractual obligations                                                   7,993,000       11,039,000
Production advances                                                       1,415,000        1,592,000
Convertible subordinated debentures, net of deferred issuance costs       2,151,000        2,269,000
                                                                      -------------    -------------

   Total liabilities                                                    121,214,000      112,790,000
                                                                      -------------    -------------


Minority interest                                                         2,492,000       11,580,000

Stockholders' equity:
     Common stock, no par value.  Authorized 50,000,000 shares;
        issued and outstanding 13,846,908 shares at June 30, 2000        71,497,000       70,379,000
        and 13,810,767 shares at September 30, 1999
     Accumulated deficit                                                (28,374,000)      (9,634,000)
                                                                      -------------    -------------

          Net stockholders' equity                                       43,122,000       60,745,000
                                                                      -------------    -------------

          Total liabilities and stockholders' equity                  $ 166,828,000    $ 185,115,000
                                                                      =============    =============




                See accompanying notes to condensed consolidated
                             financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                           June 30,                       June 30,
                                                ----------------------------   -----------------------------
                                                    2000           1999            2000             1999
                                                ------------   -------------   -------------    ------------
Operating revenues:
     Film and television program licensing      $  7,798,000    $  6,028,000    $ 28,934,000    $ 24,582,000
     Search and individual reference services      5,918,000       3,983,000      19,466,000       9,623,000
                                                ------------    ------------    ------------    ------------
          Total operating revenues                13,716,000      10,011,000      48,400,000      34,205,000
                                                ------------    ------------    ------------    ------------

Costs related to operating revenues:
     Film and television program licensing        (7,220,000)     (9,516,000)    (25,454,000)    (25,261,000)
     Search and individual reference services     (3,080,000)     (1,497,000)     (8,899,000)     (3,857,000)
                                                ------------    ------------    ------------    ------------
           Total costs related to
           operating revenues                    (10,300,000)    (11,013,000)    (34,353,000)    (29,118,000)
                                                ------------    ------------    ------------    ------------

           Gross profit (loss)                     3,416,000      (1,002,000)     14,047,000       5,087,000

Selling, general and administrative expenses     (12,884,000)     (8,917,000)    (36,941,000)    (20,270,000)
Provision for doubtful accounts and notes           (147,000)     (1,798,000)     (1,086,000)     (2,999,000)
                                                ------------    ------------    ------------    ------------

     Loss from operations                         (9,615,000)    (11,717,000)    (23,980,000)    (18,182,000)

Equity in net earnings of
       unconsolidated entities                        15,000            --            86,000            --
Gain on sale of interest in subsidiary                  --        13,148,000            --        13,148,000
Gain on issuance of stock by subsidiary                 --        21,152,000            --        21,152,000
Dividend income                                      103,000            --           303,000            --
Interest income                                      189,000           1,000         807,000         104,000
Interest expense                                  (2,253,000)     (2,061,000)     (6,227,000)     (6,167,000)
                                                ------------    ------------    ------------    ------------

Earnings (loss) before minority interest
and income taxes                                 (11,561,000)     20,523,000     (29,011,000)     10,055,000

Minority interest in subsidiary net losses         4,411,000            --        10,319,000            --
                                                ------------    ------------    ------------    ------------

    Earnings (loss) before income taxes           (7,150,000)     20,523,000     (18,692,000)     10,055,000

Income tax expense                                    (7,000)       (658,000)        (48,000)       (740,000)
                                                ------------    ------------    ------------    ------------


     Net earnings (loss)                        $ (7,157,000)   $ 19,865,000    $(18,740,000)   $  9,315,000
                                                ============    ============    ============    ============


Basic net earnings (loss) per share             $      (0.52)   $       1.53    $      (1.35)   $       0.84
                                                ============    ============    ============    ============
Diluted net earnings (loss) per share           $      (0.52)   $       1.41    $      (1.35)   $       0.79
                                                ============    ============    ============    ============


Weighted average common shares outstanding        13,846,000      12,948,000      13,836,000      11,062,000
                                                ============    ============    ============    ============

                See accompanying notes to condensed consolidated
                             financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                  Nine Months Ended June 30,
                                                               -------------------------------
                                                                    2000              1999
                                                               -------------      ------------
Cash flows from operating activities:
  Net earnings (loss)                                          $(18,740,000)      $  9,315,000
  Adjustments to reconcile net earnings (loss) to
     net cash used by operating activities:
        Amortization of film costs                               24,749,000         25,832,000
        Gain on issuance of stock by subsidiary                        --          (21,152,000)
        Gain on sale of interest in subsidiary                         --          (13,148,000)
        Amortization of other assets                                395,000            787,000
        Minority interest in subsidiary net losses              (10,319,000)              --
         Dividend income                                           (303,000)              --
        Equity in net earnings of unconsolidated entities           (86,000)              --
        Depreciation and amortization                               171,000            283,000
        Provision for doubtful accounts and notes                 1,066,000          2,807,000
        Compensatory option and warrant grants                      326,000               --
        Other                                                         4,000             35,000
     Changes in assets and liabilities:
        Reserved and restricted cash                                491,000           (154,000)
        Accounts receivable, net                                (11,202,000)         6,902,000
        Due from affiliates                                      (1,050,000)        (1,199,000)
        Increase in film and television program costs           (17,082,000)       (45,213,000)
        Other assets                                              3,720,000         (6,281,000)
        Accounts payable and accrued liabilities                  5,508,000          4,283,000
        Income taxes                                                   --              659,000
        Deferred film license fees                                2,250,000            (32,000)
        Contractual obligations                                  (3,046,000)           (93,000)
        Production advances                                        (177,000)          (480,000)
                                                               ------------       ------------

  Net cash used by operating activities                         (23,325,000)       (36,849,000)
                                                               ------------       ------------

Cash flows from investing activities:
  Decrease in investments in unconsolidated entities              1,865,000            844,000
  Increase in other assets                                       (2,895,000)          (260,000)
                                                               ------------       ------------

  Net cash provided (used) by investing activities               (1,030,000)           584,000
                                                               ------------       ------------

Cash flows from financing activities:
  Borrowings under notes payable                                 17,286,000         34,443,000
  Repayment of notes payable                                    (15,131,000)       (21,483,000)
  Public offering of subsidiary stock                                  --           48,818,000
  Private placement of common stock                                    --            5,456,000
  Exercise of stock options and warrants                             15,000          9,398,000
  Other                                                                --            5,304,000
                                                               ------------       ------------

  Net cash provided by financing activities                       2,170,000         81,936,000
                                                               ------------       ------------

  Net increase (decrease) in cash                               (22,185,000)        45,671,000

Cash and cash equivalents at beginning of period                 31,612,000          1,255,000
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $  9,427,000       $ 46,926,000
                                                               ============       ============

                See accompanying notes to condensed consolidated
                              financial statements.

                            THE KUSHNER-LOCKE COMPANY
            Condensed Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2000
                                   (unaudited)



                                                  Common Stock
                                          ----------------------------
                                            Number of        Common        Accumulated
                                             Shares           Stock          Deficit            Net
                                          ------------    ------------    ------------     ------------
Balance at September 30, 1999               13,810,767    $ 70,379,000    $ (9,634,000)    $ 60,745,000

Stock options exercised                          8,000          15,000            --             15,000
Conversion of subordinated debentures           25,641         146,000            --            146,000
Compensatory option and warrant grants           2,500         326,000            --            326,000
Issuance of stock by subsidiary                   --           630,000            --            630,000
Net earnings                                      --              --       (18,740,000)     (18,740,000)
                                          ------------    ------------    ------------     ------------

Balance at June 30, 2000                    13,846,908    $ 71,497,000    $(28,374,000)    $ 43,122,000
                                          ============    ============    ============     ============




                See accompanying notes to condensed consolidated
                             financial statements.

                            THE KUSHNER-LOCKE COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)  Organization and Business

The Kushner-Locke Company is a leading independent entertainment company established in 1983, which principally develops, produces, and distributes original feature films and television programming. Our feature films are developed and produced for the theatrical, made-for-video and pay cable markets. Our television programming has included television series, mini-series, movies-for-television, animation, reality and game show programming for the major networks, cable television, first-run syndication and international markets.


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

The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2000, the results of its operations for the three and nine month periods ended June 30, 2000 and 1999, and its cash flows for the nine month periods ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.


Restricted and Reserved Cash

At June 30, 2000, out of $13,758,000 of total cash the Company had $4,279,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions and a security deposit on rental space for a subsidiary. In addition, at June 30, 2000, the Company had $52,000 in cash reserved for use principally by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.


 (3)  Film and Television Program Costs

Film and television program costs consist of the following:


                                                                                June 30,     September 30,
                                                                                  2000           1999
                                                                              -----------    -----------
         In process or development                                            $ 7,182,000    $20,472,000
         Released, net of accumulated amortization                             74,150,000     71,027,000
                                                                              -----------    -----------

                                                                              $81,332,000    $91,499,000
                                                                              ===========    ===========

(4)  Credit Agreement and Financing Arrangements

Credit arrangements and borrowings consist of the following:

                                                                               June 30,     September 30,
                                                                                 2000           1999
                                                                             -----------    ------------
Note payable to bank under a
  revolving credit facility
  collateralized by substantially
  all Company assets, interest at
  LIBOR (6.62% at
  August 11, 2000) plus 3%, outstanding principal balance due August 2000    $68,000,000    $66,455,000

Notes payable to banks and/or
  financial institutions consisting
  of production loans principally
  collateralized by film rights,
  interest at rates from LIBOR
  (6.62% at August 11, 2000) plus
  2% to Prime (9.50% at August 11,
  2000) plus 2.5%, and maturities
  at varying
  dates through  March 2001                                                   15,550,000     16,272,000

Term note payable to bank collateralized by certain partnership
  interests, bearing interest at 7% per annum, payable quarterly, due          2,000,000           --
  February 2005

Series B Convertible Subordinated Debentures due December 2000,
  bearing interest at 13.75% per annum payable monthly, net                    1,556,000      1,535,000

Private placement notes, due October 2000, bearing interest at 10% per
  annum, with Company option to extend to May 2001                             1,500,000           --

Convertible Subordinated Debentures due December  2000, bearing
  interest at 8% per annum, payable February 1 and August 1, net                 595,000        734,000

Trade notes payable and debt of US SEARCH.com                                     30,000        198,000
                                                                             -----------    -----------

 Total credit agreements and financing arrangements                          $89,231,000    $85,194,000
                                                                             ===========    ===========
Total notes payable                                                          $87,080,000    $82,925,000
                                                                             ===========    ===========
Total convertible subordinated debentures, net of deferred issuance          $ 2,151,000    $ 2,269,000
                                                                             ===========    ===========
  costs

The Company has a $75,000,000 revolving credit facility. In April 2000 the Company was granted an extension of the facility's June 2000 maturity to August 25, 2000, and the syndicated group approved the issuance of up to $2,500,000 in principal amount of the Company's notes as described below, in exchange for a renewal of the Company's former pledge of the 7,608,080 shares of common stock of US SEARCH.com not pledged as security for such notes. As of August 11, 2000 a maximum of $68,000,000 could be borrowed based upon available collateral, and $68,000,000 was then outstanding.

The Company is in advanced negotiations of formal documentation issued by The Chase Manhattan Bank N.A. ("Chase") regarding extension of the secured revolving facility from August 25, 2000 until September 30, 2001.

 In February 2000 the Company obtained a $2,000,000 loan from Far East National Bank. Interest is payable quarterly commencing March 2000. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP, which collateralize the loan. The Company has obtained additional limited partnership units in World Wide Multimedia LLP in exchange for certain film rights.

In April 2000, certain individuals, including Messrs. Kushner and Locke, purchased notes from the Company in the aggregate principal amount of $1,500,000 in a private placement pursuant to Regulation D of the Securities Exchange Act of 1934. An additional $1,000,000 in notes may be sold to these or other persons under terms of the private placement. The notes will become due six months from the closing unless extended another six months at the Company's option. The notes are collateralized by a pledge of 2,000,000 shares of the Company's US SEARCH.com shareholdings. The notes bear interest at the rate of 10% per annum payable at maturity. At the scheduled six month maturity the holders will be entitled to receive, at their election, either a cash payment equal to 15% of the principal amount of the notes purchased or a warrant for a number of shares of common stock equal to their loan principal amount divided by $10. The warrant would be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. In addition, if the Company extends the notes' maturity an additional six months, at the extended maturity date the holders will be entitled to receive, at their election, either a cash payment equal to 15% of the principal amount of the notes purchased or an additional warrant for a number of shares of common stock equal to their loan principal amount divided by $10. That warrant would also be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. The warrants will not be transferable. Unissued shares of common stock underlying the warrants will be reserved by the Company for possible future issuance, and will be registered as soon as practicable at the Company's expense. At the request of other investors, Messrs. Kushner and Locke have agreed to participate as members of the investor group, but have agreed to receive only the cash payments in addition to the 10% interest.

Credit arrangements and borrowings are due as follows:

Fiscal Year Ending September 30,                   Amount
------------------------------------------     --------------
2000                                              $81,251,000
2001                                                5,980,000
2005                                                2,000,000
                                               --------------

Total                                             $89,231,000
                                               ==============


(5)  Commitments and Contingencies

The Company is party to certain legal proceedings and claims arising out of the normal course of its business. Management of the Company believes that the ultimate resolution of all of these matters will not have a material adverse effect upon the Company's results of operations, liquidity or financial condition.

In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of June 30, 2000 the Company had agreed to pay approximately $110,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next twelve months.

US SEARCH.com has several cancelable and noncancelable agreements with data suppliers and various Internet companies. The Company also has cancelable and noncancelable broadcast and cable advertising commitments. At June 30, 2000, the minimum noncancelable payments required under these agreements are approximately:

Fiscal year ending September 30,                    Amount
------------------------------------------      ----------------
    2000                                              $4,880,000
    2001                                               9,502,000
    2002                                               5,950,000
    2003                                               4,200,000
    2004                                               4,200,000
    Thereafter                                         1,050,000
                                                  --------------

    Total                                            $29,782,000
                                                  ==============

(6)  Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net earnings
(loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period.

Approximately 1,328,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three or nine month periods ended June 30, 2000, as the impact of including such securities would be antidilutive. Approximately 425,000 shares of restricted stock were not included in the calculation of diluted loss per share for the three or nine month periods ended June 30, 2000, as the impact of including such securities would be antidilutive. Approximately 167,000 shares representing the potential conversion of debentures were not included in the calculation of diluted loss per share for the nine month period ended June 30, 1999, as the impact of including such securities would be antidilutive. Shares issuable upon conversion of the Company's convertible subordinated debentures were not included in the calculation of diluted earnings per share for the three or nine month periods ended June 30, 2000 as the impact of including such securities would be antidilutive.

(7)  Segment Information

Summarized financial information regarding the Company's business segments is shown in the table below (in thousands).

                                              Film and
                                             Television       Search      Other (a)    Consolidated
                                             ----------     ----------    ---------    ------------
For the three months ended June 30, 2000:
       Revenues                               $   7,798     $   5,918          --        $  13,716
       Gross profit                                 578         2,838          --            3,416
       EBIT (b)                                    (548)       (9,128)        4,487         (5,189)
       Earnings (loss) before income taxes       (2,588)       (8,973)        4,411         (7,150)

For the three months ended June 30, 1999:
       Revenues                                   6,028         3,983          --           10,011
       Gross profit (loss)                       (3,488)        2,486          --           (1,002)
       EBIT (b)                                  24,322        (7,275)        5,536         22,583
       Earnings (loss) before income taxes       22,306        (7,456)        5,673         20,523

For the nine months ended June 30, 2000:
       Revenues                                  28,934        19,466          --           48,400
       Gross profit                               3,480        10,567          --           14,047
       EBIT (b)                                  (1,248)      (22,968)       10,641        (13,575)
       Earnings (loss) before income taxes       (6,738)      (22,273)       10,319        (18,692)

For the nine months ended June 30, 1999:
       Revenues                                  24,582         9,623          --           34,205
       Gross profit (loss)                         (679)        5,766          --            5,087
       EBIT (b)                                  18,896       (10,554)        7,776         16,118
       Earnings (loss) before income taxes       12,936       (10,947)        8,066         10,055

Total assets at:
       June 30, 2000                            150,623        16,205          --          166,828
       June 30 1999                             148,432        36,683          --          185,115

------------
(a)  Amounts represent minority interests in subsidiary net losses.

(b)  EBIT represents earnings before interest, dividends and income taxes.

(8)  Supplemental Cash Flow Information

During the nine month period ended June 30, 2000, $150,000 of convertible subordinated debentures were converted into 25,641 shares of common stock. Additionally, the Company contributed film and television license rights valued at $2,500,000 in exchange for partnership interests, which are included in other assets.



(9)  Subsequent Event

On August 3, 2000, US Search.com, the Company's majority owned subsidiary, filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing the proposal for sale to accredited investors in a private placement shares of that company's Series A Convertible Preferred Stock ("Series A Preferred") and warrants to purchase additional shares of Series A Preferred ("the Warrants"). A minimum of $10,000,000 and a maximum of $27,500,000 may be raised in the private placement, subject to the exercise of the Warrants, US Search.com meeting certain financial performance objectives and certain other requirements. As a result of this transaction, US Search.com could issue up to 13,750,000 shares of its Common Stock upon conversion of the Series A Preferred, which would represent 42.1% of that company's outstanding Common Stock on a fully diluted basis (giving effect to the issuance of the Series A Preferred and the currently exercisable outstanding stock options.) Additionally, as part of the proposed transaction, the Kushner-Locke Company will sell 3,500,000 of its shares of US Search.com. Such transaction, if undertaken, would reduce the Company's ownership interest below 50%, resulting in the deconsolidation of US Search.com's operating results from those of the Company.


(10) Recent Accounting Pronouncement

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 00-02 Accounting by Producers or Distributors of Films. The SOP establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. The SOP is effective for fiscal years beginning after December 15, 2000. The Company is in the process of evaluating the overall impact of the SOP on its consolidated Financial Statements.

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

Film and Television Programs. The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, certain exploitation costs, production overhead, and interest relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film or program in future markets. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues for the program bear to management's estimate of anticipated total remaining gross revenues for such film or program from all sources. When management reduces its estimates of the future gross revenues for a particular product, a significant write-down and a corresponding decrease in the Company's earnings could result. See "Results of Operations" below. Film and television program costs, net of accumulated amortization, decreased to $81,332,000 at June 30, 2000 from $91,499,000 at September 30, 1999. Film and television program costs in process or development at June 30, 2000 decreased to $7,182,000 from $20,472,000 at September 30, 1999. See "Results of Operations" below.

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

US Search.com. In November 1997, the Company acquired an 80% interest of US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 the Company sold shares of US SEARCH.com and US SEARCH.com completed an initial public offering, which resulted in the Company's ownership position declining to 55.2% while raising $54,000,000 of gross proceeds, $13,500,000 of which benefited the Company. Since its acquisition, US SEARCH.com's financial position and results of operations have been consolidated in the Company's financial statements. During the quarter ended March 31, 2000 US SEARCH.com issued shares to an executive in connection with his exercise of stock options. This resulted in an increase in US SEARCH.com's equity but diluted the Company's ownership position to 53.6%. Subsequent option exercises have further diluted the Company's ownership position to 52.6% as of June 30,2000. Since such acquisition, the Company has consolidated $43,091,000 of revenues and $27,236,000 of net losses attributable to US SEARCH.com. US SEARCH.com has significantly higher gross profit margins than the film and television program segment. US SEARCH.com's strategy is to enhance its brand awareness and market position through increased advertising and distribution and marketing alliances.

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 00-02 Accounting by Producers or Distributors of Films. The SOP establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. The SOP is effective for fiscal years beginning after December 15, 2000. The Company is in the process of evaluating the overall impact of the SOP on its consolidated Financial Statements.


FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization and adjustments of the film costs, dependence on key personnel, production deficits, risks involved in the Internet, television and theatrical film industries, competition, government regulation, labor relations, limited operating history and continued operating losses of US SEARCH.com and GCL, reliance of US SEARCH.com on strategic relationships in the Internet market, uncertain acceptance and maintenance of the 1-800-USSearch brand, risks associated with offering new services, risks associated with growth and expansion, liability for online content, rapidly changing technology, standards and consumer demands, online commerce security risks, including credit card fraud, system disruptions and capacity constraints for US SEARCH.com, risks associated with domain names, year 2000 compliance, shares available for future sale, absence of cash dividends, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-80521), as filed with the Securities and Exchange Commission on June 11, 1999, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.



RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's operating revenues for its third quarter ended June 30, 2000 were $13,716,000, an increase of $3,705,000 or 37% from $10,011,000 from the prior fiscal year's third quarter ended June 30, 1999. The increase is principally the result of a $1,935,000 or 49% increase in US SEARCH.com revenues from $3,983,000 in the third quarter of 1999 to $5,918,000 in the third quarter of 2000. Film and television revenues increased $1,770,000 or 29% from the prior fiscal year's third quarter and decreased $(1,646,000), or (17%) from the quarter ended March 31, 2000 due to the timing of delivery or availability of film and television productions.

The Company recognized $5,443,000 of revenues (40% of total revenues) during the third quarter of fiscal 2000 from the licensing of certain broadcast rights for certain programs to United Releasing International, Ltd. A total of $5,918,000 or 43% of third quarter fiscal 2000 revenues were generated by US SEARCH.com. In addition, $2,335,000 or 17% of fiscal 2000 revenues came from continuing licenses of completed product from the Company's library direct to video, to domestic cable channel operators and international sub-distributors. The balance of fiscal 2000 revenues were generated from various sources, including materials sold to licensees. Gran Canal Latino generated nominal revenues.

In various stages of production for the Company's fiscal 2000 distribution slate are Vlad The Impaler directed by Joe Chappelle, and Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc.

Costs relating to operating revenues were $10,302,000 during the third quarter of fiscal 2000 as compared to $11,013,000 during the third quarter of fiscal 1999. As a percentage of operating revenues, costs relating to operating revenues were 75% for the third quarter of fiscal 2000 compared to 110% for the third quarter of fiscal 1999. The $(711,000) or (6%) overall decrease resulted from a $(2,294,000) or (24%) decrease in film and television program costs, principally consisting of amortization, offset in part by a $1,583,000 or 106% increase in costs incurred by US SEARCH.com.

The Company's film and television licensing gross profits increased $4,064,000 for the June 30, 2000 quarter compared to the June 30, 1999 quarter primarily as a result of increased profitability from the Company's television and film licensing activities. US SEARCH.com's gross profits increased $352,000 or 7% from the June 30, 1999 quarter to the June 30, 2000 quarter due primarily to a 49% revenue increase in the comparable periods. US SEARCH.com's gross profit margin decreased from 62% in the June 30, 1999 quarter to 48% in the June 30, 2000 quarter due primarily to the introduction of a broad array of products in late 1999, some of which were at lower prices and profit margins, and due to higher labor costs in anticipation of increased transaction levels.

Selling, general and administrative expenses increased $3,967,000 or 44% to $12,884,000 in the third quarter of fiscal 2000 from $8,917,000 in the third quarter of fiscal 1999. The increase in such expenses is principally due to a $5,521,000, or 90% increase in US SEARCH.com advertising and administrative expenses, offset in part by a $(1,554,000), or (56%) decrease in film and television selling, general and administrative expenses. US SEARCH.com is contractually committed to spend at least $2,880,000 in the September 2000 quarter for advertising.

The provision for doubtful accounts and notes decreased by $(1,651,000) or (92%) for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 due to a $(1,584,000) or (109%) decrease in such provisions for the film and television segment. The provision was higher in the previous fiscal year as the Company reduced its estimates for several projects in that period. The provision also includes a $(67,000) or (19%) decrease for US SEARCH.com.

The Company has recorded minimal income tax expense for the three months ended June 30, 2000, and has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2000.

Interest expense for the third quarter ended June 30, 2000 was $2,253,000, a $192,000 or 9% increase as compared to $2,061,000 for the third quarter ended June 30, 1999. The increase was due to increased average borrowings under the Company's line of credit and by increases in the variable rates charged on borrowings. The increased average borrowings under separate production loans did not have a material effect upon interest expense because interest is capitalized to film and television program costs during production. Changes in variable interest rates during 2000 are expected to increase expense in subsequent quarters if debt remains near current levels. The Company may also incur additional debt, which would result in increased interest expense.

Total indebtedness for borrowed money increased 1% to $89,231,000 at June 30, 2000 from $88,463,000 at June 30, 1999.

The Company reported a net loss of $(7,157,000) or $(0.52) per basic and diluted share, for the third quarter ended June 30, 2000. This compares with net earnings of $19,865,000, or $1.53 per basic share and $1.41 per diluted share, for the third quarter ended June 30, 1999, in which the Company recognized gains of $34,300,000 as a result of reducing its ownership position through the Initial Public Offering of US Search.com. Basic average common shares outstanding for the compared third quarters were 13,846,000 in fiscal 2000 and 12,948,000 in fiscal 1999.



COMPARISON OF NINE MONTHS ENDED JUNE 30, 2000 AND 1999

The Company's operating revenues for the nine month period ended June 30, 2000 were $48,400,000, an increase of $14,195,000 or 41% from $34,205,000 during the nine month period ended June 30, 1999. The increase resulted from a $9,843,000 or 102% increase in US SEARCH.com revenues from $9,623,000 to $19,466,000. Film and television revenues increased $4,352,000 or 18% from the prior fiscal year's period.

The Company recognized $15,752,000 of revenues (33% of total revenues) during the nine month period ended June 30, 2000 primarily from the licensing of broadcast rights of certain programs to United Releasing International, Ltd. as well as the delivery and/or availability of two films, Picking Up The Pieces starring Woody Allen and Sharon Stone, and The St. Francisville Experiment. In addition, $2,884,000 or 6% of fiscal 2000 revenues came from the delivery and/or availability of the made-for-television film They Nest starring Dean Stockwell, John Savage and Thomas Calabro. A total of $19,466,000 or 40% of fiscal 2000 revenues were generated by US SEARCH.com. In addition, $9,645,000 or 20% of fiscal 2000 revenues came from continuing licenses of completed product from the Company's library to domestic cable channel operators and international sub-distributors. The remaining 1% of fiscal 2000 revenues were generated from various sources, including the licensing of existing television programming and materials sold to licensees. Gran Canal Latino generated nominal revenues.

Costs relating to operating revenues were $34,355,000 during the nine month period ended June 30, 2000, a $5,237,000 or 18% increase as compared to $29,118,000 during the nine month period ended June 30, 1999. As a percentage of operating revenues, costs relating to operating revenues were 71% for the fiscal 2000 compared to 85% for fiscal 1999. The increase resulted primarily from a $5,042,000 or 131% increase in costs incurred by US SEARCH.com, in addition to a $195,000 or 1% increase in film and television program amortization.

The Company's film and television licensing gross profits increased $4,151,000 primarily as a result of increased profitability from the Company's television and film licensing activities. US SEARCH.com operations resulted in a $4,801,000 or 83% increase in gross profits. US SEARCH.com's gross profit margin decreased from 60% during the nine months ended June 30, 1999 to 54% during the nine months ended June 30, 2000, due primarily to the introduction of a broad array of products in late 1999, some of which were at lower prices and profit margins, and due to higher labor costs in anticipation of increased transaction levels.

Selling, general and administrative expenses increased $16,671,000 or 82% to $36,941,000 during the nine months ended June 30, 2000 from $20,270,000 during the nine months ended June 30, 1999. The increase in such expenses is principally due to a $17,844,000 or 121% increase in US SEARCH.com advertising and administrative expenses, offset in part by a $(1,173,000) decrease in film and television segment selling, general and administrative expenses.

The provision for doubtful accounts and notes decreased by $(1,813,000) or (60%) during the nine months ended June 30, 2000 due to a $(1,861,000) or (92%) decrease in such provisions for the film and television segment, partially offset by a $58,000 or 7% increase for US SEARCH.com.

Interest expense for the nine months ended June 30, 2000 was $6,227,000, a $60,000 or 1% increase as compared to $6,167,000 for the nine months ended June 30, 1999. The increase was due to increased average borrowings under the Company's line of credit, and by increases in the variable rates charged on borrowings, offset in part by a decrease in subordinated debenture borrowings in fiscal 2000. The increased average borrowings under separate production loans did not have a material effect upon interest expense because interest is capitalized to film and television program costs during production. Changes in variable interest rates during

2000 are expected to increase expense in subsequent quarters if debt remains near current levels. The Company may also incur additional debt, which would result in increased interest expense. Total indebtedness for borrowed money increased 1% to $89,231,000 at June 30, 2000 from $88,463,000 at June 30, 1999.

The Company has recorded minimal income tax expense for the nine months ended June 30, 2000, and has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2000.

The Company reported a net loss of $(18,740,000) or $(1.35) per basic and diluted share, for the nine months ended June 30, 2000. This compares with net earnings of $9,315,000, or $0.84 per basic share and $0.79 per diluted share for the nine months ended June 30, 1999, in which the company recognized gains of $34,300,000 as a result of reducing its ownership position through the Initial Public Offering of US Search.com. Basic average common shares outstanding for the compared nine month periods were 13,836,000 in fiscal 2000 and 11,062,000 in fiscal 1999.



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2000 decreased to $13,758,000 (including $4,279,000 of restricted cash being used principally as collateral for a film sale/leaseback transaction and as a deposit by US SEARCH.com, and $52,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) from $36,434,000 (including $4,088,000 of restricted cash being used as collateral for film sale/leaseback transactions and as a deposit by US SEARCH.com, and $734,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 1999. Unrestricted and unreserved cash and cash equivalents decreased $(22,185,000) since September 30, 1999.


The Company's film and television program operations, and operations of US SEARCH.com are capital intensive. The June 1999 initial public offering of US SEARCH.com has financed that subsidiary's capital needs since that date. While the Company is not contractually obligated to finance US SEARCH.com, from time to time the Company may consider doing so out of its capital resources. The Company has funded its working capital requirements through receipt of third party domestic and international licensing payments as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets and the use of related production loans. In addition, the expansion of the Company's international distribution business, the establishment of its feature film division and its Internet and direct marketing subsidiary US SEARCH.com have significantly increased the Company's working capital requirements. The Company was operating at the ceiling of the credit facility as of August 11, 2000.


For the nine months ended June 30, 2000 the Company experienced consolidated net negative cash flows of $(23,325,000) from operating activities, primarily resulting from the Company's operating expenditures exceeding operating receipts, including $(14,126,000) pertaining to its subsidiary US SEARCH.com. Consolidated accounts receivable and amounts due from related parties increased $10,236,000 from September 30, 1999 to June 30, 2000. Net consolidated unrestricted cash decreased by ($22,185,000) to $9,427,000 on June 30, 2000. As the Company continues production and distribution activities and increases its debt service burdens, it will continue to experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library. If US SEARCH.com continues to increase marketing and administrative expenditures, it will continue to experience net negative cash flows from operating activities.


CREDIT FACILITY

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks led by The Chase Manhattan Bank N.A. ("Chase"). A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, however participating banks have limited their credit to $68,000,000. The agreement provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights. Loans made pursuant to such agreement are secured by substantially all of the Company's otherwise unencumbered assets except for a portion of the Company's US SEARCH.com shareholdings, and bear interest, at the Company's option, either (i) at LIBOR (6.62% as of August 11, 2000) plus 3% (for that portion of the borrowing base supported by accounts or contracts receivable) or 4% (for that portion of the borrowing base supported by unamortized library film costs or for loans made under the production tranche) or (ii) at the Alternate Base Rate, which is 2% plus the greater of (a) Chase's Prime Rate (9.50% as of August 11, 2000), (b) Chase's Base 30-Day CD Rate (6.50% as of August 11, 2000) plus 1% or (c) the Federal Funds Effective Rate (6.48% as of August 11, 2000) plus 1/2%). The Company pays an annual commitment fee of 0.5% of the unused portion of the credit line. As of June 30 and August 11, 2000 the credit facility had a borrowing base availability of $68,000,000, of which the total was then outstanding.

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

In April 2000 the Company was granted an extension of the facility's June 2000 maturity to August 25, 2000 and the syndicated group approved the issuance of up to $2,500,000 in principal amount of the Company's notes as described below in exchange for a renewal of the Company's former pledge of 7,608,080 shares of common stock of US SEARCH.com not pledged as a security for such notes. The Company is currently in advanced negotiations of formal documentation issued by Chase regarding extension of the secured revolving facility from August 25, 2000 until September 30, 2001. While no formal agreement has been reached, the Company believes such agreement will be completed, allowing the line of credit to be extended beyond its current maturity date. See Summary below.


OTHER DEBT

The Company's other borrowings, totaling $21,231,000 as of June 30, 2000, consisted principally of production loans from Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") to consolidated production entities, convertible subordinated debentures, a five-year term loan, and loans to the Company's 53.6%-owned subsidiary, US SEARCH.com. The Kushner-Locke Company provided corporate guarantees for a total of $3,750,000 of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (9.50% as of August 11, 2000) plus 1% or at LIBOR (6.62% as of August 11, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. The loan matured on June 30, 2000. The Company is currently in discussions to extend the maturity date of loan. Should Comerica elect not to extend the maturity date of the loan, the entire guaranty will be immediately due and payable.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (9.50% as of August 11, 2000) plus 1% or at LIBOR (6.62% as of August 11, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $800,000 in connection with this loan. As extended, the loan matures on October 15, 2000.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Mambo Cafe. The loan bears interest at Prime (9.50% as of August 11, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The loan matured on April 30, 2000. The Company provided no corporate guaranty in connection with this loan. As extended, the loan matures on August 31, 2000.

In October 1998, a $2,500,000 production loan was obtained by an unconsolidated subsidiary from Far East National Bank to cover the production budget of Freeway
II: Confessions of a Trickbaby. The loan bears interest at Prime (9.50% as of August 11, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. As extended, the loan matures on September 30, 2000.

In April 1999, a $12,000,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Picking Up The Pieces. The loan bears interest at Prime (9.50% as of August 11,2000) plus 1% or at LIBOR (6.62% as of August 11, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $700,000 in connection with this loan. As extended, the loan matures on November 15, 2000.

In June 1999, a $1,626,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of The Last Producer. The loan bears interest at Prime (9.50% as of August 11, 2000) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. The loan matured on June 30, 2000. The Company is currently in discussions to extend the maturity date of the loan.

In November 1999, a $1,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of They Nest. The loan bears interest at Prime (9.50% as of August 11, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. The loan matures on November 30, 2000.

In February 2000 the Company obtained a $2,000,000 loan from Far East National Bank. Interest at 7% per year is payable quarterly commencing March 2000. The loan matures in February 2005. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP ("WWMM") which collateralize the loan. The Company has obtained additional limited partnership units in WWMM in exchange for certain film rights.

In March 2000, a $1,700,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Vlad The Impaler. The loan bears interest at Prime (9.50% as of August 11, 2000) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on March 31, 2001.


PROCEEDS FROM SECURITIES OFFERINGS

As of June 30, 2000, $1,571,500 principal amount of Series B Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) and $602,000 principal amount of 8% Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of $5.85 per share) were outstanding. In December 1999, $150,000 principal amount of the 8% Debentures were converted into 25,641 shares of Common Stock.

In April 2000, certain individuals, including Messrs. Kushner and Locke, purchased notes from the Company in the aggregate principal amount of $1,500,000 in a private placement pursuant to Regulation D of the Securities Exchange Act of 1934. An additional $1,000,000 in notes may be sold to these or other persons under the terms of the private placement. The notes will become due six months from the closing unless extended another six months at the Company's option. The notes are collateralized by a pledge of 2,000,000 shares of the Company's US SEARCH.com shareholdings. The notes bear interest at the rate of 10% per annum payable at maturity. At the scheduled six month maturity the holders will be entitled to receive, at their election, either a cash payment equal to 15% of the principal amount of the notes purchased or a warrant for a number of shares of common stock equal to their loan principal amount divided by $10. The warrant would be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. In addition, if the Company extends the notes' maturity an additional six months, at the extended maturity date the holders will be entitled to receive, at their election, either a cash payment equal to 15% of the principal amount of the notes purchased or an additional warrant for a number of shares of common stock equal to their loan principal amount divided by $10. That warrant would also be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. The warrants will not be transferable. Unissued shares of common stock underlying the warrants will be reserved by the Company for possible future issuance, and will be registered as soon as practicable at the Company's expense. At the request of other investors, Messrs. Kushner and Locke have agreed to participate as members of the investor group, but have agreed to receive only the cash payments in addition to the 10% interest.


CAPITAL EXPENDITURE COMMITMENTS

In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of June 30, 2000 the Company had agreed to pay approximately $110,000 should those third party producers complete delivery to the Company. These amounts are estimated to be payable over the next twelve months.

US SEARCH.com has several cancelable and noncancelable agreements with various suppliers, Internet companies and broadcasters and cable companies for advertising. At June 30, 2000, the minimum noncancelable payments required under these agreements are approximately $4,880,000, $9,502,000, $5,950,000,
$4,200,000, $4,200,000 and $1,050,000 for 2000, 2001, 2002, 2003, 2004 and
thereafter, respectively. The Company expects US SEARCH.com to decrease its Internet and television advertising of US SEARCH.com's services in its quest for profitability, however it expects US SEARCH.com's net losses to continue. Such losses would adversely impact the Company's consolidated results of operations, however the Company is not obligated to fund any US SEARCH.com operating cash flow deficiencies.

SUMMARY

The Company faces short term liquidity issues. Management believes that if the Company is able to extend the maturity of or refinance its existing revolving credit facility and other borrowings coming due in calendar year 2000, existing resources and cash generated from operating activities, together with amounts that would be generated from the possible sale of certain non-core assets, will be sufficient to meet the Company's working capital requirements for at least the next twelve months. In April 2000 the Company obtained an extension of the maturity of the Chase facility to August 25, 2000. The Company is currently in advanced negotiations of formal documentation issued by Chase to extend the secured revolving facility beyond its current maturity date. While no formal agreement has been signed regarding any extension beyond August 25, 2000, the Company believes such agreement will be completed. There can be no assurance, however, that any extension beyond the current August 25, 2000 maturity date will be obtained or, if obtained, will continue the credit facility on its present or other commercially acceptable terms.

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

The Company also from time to time evaluates strategic alternatives for enhancing liquidity in its core and non-core businesses. To pursue strategic alternatives, the Company engaged Prudential Securities. In addition the Company continued its advisory agreement with Allen & Company Incorporated. Strategic alternatives include, but are not limited to, the pursuit of opportunities to enhance the exploitation of the Company's library properties, its distribution system, and its satellite channel. This approach may include consolidations with, sales to, acquisition of, or strategic partnering with companies in our core businesses or in businesses complementary to our core businesses. In addition to expanding production and its distribution business, whether internally or by acquisition, the Company also considers acquisition possibilities from time to time, including film libraries and companies which may or may not be ancillary to the Company's existing business, subject to the availability of financing as necessary. The Company is currently in discussions to obtain outside financing for US SEARCH.com. As part of its financing discussions, the Company is considering selling a part of its 9,608,080 shares of US SEARCH.com. Many of these alternatives might require a change in the capital structure or equity or debt financing. There is no assurance that financing sources will be available or, if available, will be available on commercially acceptable terms.

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


PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits:  None

b)  Reports on Form 8-K:  None

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


                                           THE KUSHNER-LOCKE COMPANY
                                           --------------------------
                                           (Registrant)


Dated: August 14, 2000                     /s/  PETER LOCKE
                                           --------------------------
                                           Peter Locke
                                           Co-Chairman of the Board,
                                           Co-Chief Executive Officer



Dated: August 14, 2000                     /s/  DONALD KUSHNER
                                           --------------------------
                                           Donald Kushner
                                           Co-Chairman of the Board,
                                           Co-Chief Executive Officer
                                           and Secretary



Dated: August 14, 2000                     /s/ BRUCE ST.J LILLISTON
                                           --------------------------
                                           Bruce St.J Lilliston
                                           President and Chief
                                           Operating Officer


Dated: August 14, 2000                     /s/  BRETT ROBINSON
                                           --------------------------
                                           Brett Robinson
                                           Chief Financial Officer