Form 10-K
period 2000-09-30
KUSHNER LOCKE CO
filed 2000-12-22
CIK 842009

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000           COMMISSION FILE NO. 0-17295

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

                                 (310) 481-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, WITHOUT PAR VALUE
         13 3/4% CONVERTIBLE SUBORDINATED DEBENTURES, SERIES B DUE 2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $1,302,000 as of December 18, 2000.

     There were 13,846,908 shares of outstanding Common Stock of the Registrant as of December 18, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Registrant's fiscal year (September 30, 2000) are incorporated by reference in Part III Items 10, 11, 12 and 13 of this Form 10-K.

     Total number of pages 61. Exhibit Index begins on page 58.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

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

     In late 1997, the Company acquired an 80% interest in US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 US SEARCH.com completed an initial pubic offering in which the Company sold a portion of its shareholdings. As of September 30, 2000, the Company owned 52.6% of US SEARCH.com. In October 2000 the Company completed a transaction wherein Pequot Capital Management acquired 3,500,000 shares of US SEARCH.com from the Company. The sale was made in conjunction with a financing transaction where Pequot Private Equity Group, the venture capital arm of Pequot Capital Management, completed a private financing with US SEARCH.com for up to $27.5 million. As a result of the transaction, the Company's ownership position in US SEARCH.com has been reduced below 50%, and therefore the Company will not be consolidating US SEARCH.com's future operating results. In the future, the Company will recognize its corresponding share of equity in US SEARCH.com's earnings and losses, to the extent the Company has basis remaining in its investment. As of September 30, 2000, the consolidation of losses in US SEARCH.com had reduced the Company's basis to zero.

     In February 1998 the Company established KL/Phoenix, an 80% owned venture, which distributes film and television product in Latin America. In November 1998, the Company launched Gran Canal Latino ("GCL"), a satellite channel through a newly-formed 80%-owned subsidiary. GCL broadcasts 24 hours a day, with a selection of Spanish language films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Under a distribution arrangement with Enrique Cerezo, the Company is broadcasting selections from 1,500 Spanish language movie titles. In April 1999 the Company obtained warrants and a minority ownership interest in The Harvey Entertainment Company in exchange for 468,886 shares of common stock of the Company. In June 1999 the Company obtained a 20% ownership interest in Digital Renaissance, a German digital special effects facility. In February 2000, the Company obtained a 30% partnership interest in World Wide Multimedia, LLP in exchange for $2,000,000 and the contribution of certain film rights. In conjunction with the transaction, the Company obtained a $2,000,000 loan from Far East National Bank, due in February 2005, with interest payable quarterly.

     In October 1999 the Company sold its 50% partnership interest in TV First to its partner. TV First purchases media time for Christian music infomercials and commenced retail marketing of compact discs and audio and video cassettes in fiscal 1999.

     The Company's feature films for fiscal 2000 generated $11,220,000 of revenues. Picking up the Pieces, starring Woody Allen, Sharon Stone and David Schwimmer, and The St. Francisville Experiment were delivered by the Company in Fiscal 2000. In addition, the Company has recently completed post production activities on Harvard Man, starring Sarah Michelle Gellar and has completed principal photography on Wolfgirl.

     Since its inception in 1983, the Company has produced or distributed over 1,000 hours of original television programming, including various television series, movies-for-television and mini-series. For fiscal 2000, the Company's television slate generated $7,963,000 of revenue, principally from network and international licensing of two feature length television movies: They Nest, starring Dean Stockwell, John Savage and Thomas Calabro, and Dark Prince: The True Story of Dracula, starring Rudolf Martin and Jane March. The Company is currently in post production on the HBO series, Thrills.

     Overall, the Company's operating revenues were $59,640,000 for the fiscal year ended September 30, 2000, an increase of 20% from the $49,890,000 recognized for the fiscal year ended September 30, 1999. This increase is primarily due to increased revenues from US SEARCH.com.

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. In particular, statements regarding expectations and opportunities, new product development and the Company's outlook regarding capital resources, performance and growth are forward-looking statements. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization of film costs, dependence on key personnel, production deficits, television and theatrical film industries, competition, government regulation, labor relations, shares available for future sale, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties pertaining to the Company and its business. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

US SEARCH.COM, INC.

     General. US SEARCH.com, Inc. ("US SEARCH.com"), a 52.6% owned subsidiary of the Company as of September 30, 2000, is a leading provider of fee-based people search and other customized individual reference services. US SEARCH.com uses a wide variety of public records and other publicly available information on individuals. In October, 2000 the Company completed a transaction wherein Pequot Capital Management acquired 3,500,000 shares of US SEARCH.com from the Company in conjunction with a financing transaction of US SEARCH.com. As a result of these transactions, the Company's ownership position in US SEARCH.com has been reduced below 50%, and therefore the Company will not be consolidating US SEARCH.com's future operating results.

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

     The Majors (and mini-Majors) include Universal Pictures (a division of Vivendi Universal), Warner Bros. Pictures (a division of Time Warner), Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom), Sony Pictures Entertainment (including Columbia Pictures, TriStar Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own their own production studios (including lots, sound stages and post-production facilities), have nationwide or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $75,000,000, and provide a continual source of pictures to film exhibitors. In addition, some of the Majors have divisions which are promoted as "independent" distributors of motion pictures. These "independent" divisions of Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of News Corporation), and New Line (a division of Time Warner) and its Fine Line distribution label. Most of these divisions were formerly Independents.

     In addition to the Majors, the Independents engaged primarily in the distribution of motion pictures produced by companies other than the Majors include, among others, Lions Gate and Artisan Entertainment. The Independents typically do not own production studios or employ as large a development or production staff as the Majors.

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

     Films with theatrical releases (which generally may continue for several months domestically) typically are made available for release in other media as follows:

                                                    MONTHS AFTER           APPROXIMATE
                    MARKET                       THEATRICAL RELEASE       RELEASE PERIOD
                    ------                       ------------------    --------------------
Domestic home video............................      4 - 6 months                perpetuity
Domestic pay-per-view..........................      6 - 9 months                  3 months
Domestic pay cable.............................    10 - 18 months            12 - 21 months
Domestic network or basic cable................    30 - 36 months            18 - 36 months
Domestic syndication...........................    30 - 36 months              3 - 15 years
International theatrical.......................                --              4 - 6 months
International home video.......................     6 - 12 months                perpetuity
International television.......................    18 - 24 months      18 months - 10 years

     Home Video. The home video distribution business involves the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. The domestic home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

     Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or distributors at $20.00 to $60.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

     Technological developments, including videoserver and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD and laser discs, are making competing delivery systems economically viable and could significantly impact the home video market generally and, as a consequence, the Company's home video revenues.

     Pay-Per-View. Pay-per-view television allows cable and satellite television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay-per-view operator and the cable operator.

     Pay Cable. The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by licensing the distribution rights from motion picture distributors.

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

     The following films were released or delivered by the Company or its joint ventures in fiscal 2000:

                                                             DELIVERY/
                 PICTURE                   INITIAL MEDIA    RELEASE DATE    PRINCIPAL TALENT
                 -------                   -------------    ------------    ----------------
Picking up the Pieces....................  Theatrical       May 2000        Woody Allen,
                                                                            Sharon Stone
But I'm a Cheerleader....................  Theatrical       July 2000       Natasha Lyonne,
                                                                            Clea DuVall
The St. Francisville Experiment..........  Theatrical       July 2000             --

     The following films are currently scheduled for release or delivery by the Company in fiscal 2001:

                                                             EXPECTED
                         PICTURE                           INITIAL MEDIA
                         -------                           -------------
Harvard Man..............................................   Theatrical
Wolfgirl.................................................   Theatrical
The Lions are Loose......................................   Theatrical

     There is no assurance that any motion picture which has not yet been released will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. The Company has various additional potential feature films under development. There is no assurance that any project under development will be produced.

  International Distribution

     In September 1994 the Company established foreign distribution operations for its own and third party product. The Company has hired Rob Aft to handle the Company's international distribution activities as President of International Distribution. Arturo Feliu handles Latin American distribution activities as President of KL/Phoenix. See Note 10 of Notes to Consolidated Financial Statements for information on international revenues.

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

     The domestic broadcast television market currently is dominated by the four major networks, each of which has approximately 200 affiliated stations. Three of the four major networks are owned by or affiliated with major motion picture companies. The affiliates broadcast network-supplied programming and national commercials in return for payments by the major networks. This relationship results in the networks being able to reach virtually all of the significant domestic television markets. There are also a significant number of independent commercial television stations in the United States. These stations offer an alternative to network distribution through syndication. The network schedule provides affiliates with only a portion of their daily program schedule, and the balance of the time is filled with programs acquired through television syndication companies or produced locally by the station.

     Cable services generally are classified as being in one of four categories: telephone delivery, superstations, pay cable services (e.g., HBO/Cinemax) and basic cable networks (advertiser-supported, e.g., The Family Channel). The most successful cable networks reach more than 60% of the U.S. television households. Digital compression technology, combined with fiber optics or small-sized satellite dishes may permit cable companies, telephone companies or direct broadcast satellite systems to expand the domestic television market up to 500 or more channels.

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

     Program Licensing. Generally, the Company licenses to United States media the right to broadcast a program for a period ending the earlier of the second broadcast of the program or four years from delivery in exchange for a license fee which represents a portion of the program's budgeted production cost. A production order sets forth the principal terms for a license of the Company's product to a network and specifies the license fee to be paid and the conditions to be met for payment. Production orders typically are contingent on the producer's obtaining certain approvals from the network, including the script, principal cast and director, prior to commencement of principal photography. The Company generally retains all other rights to the program and will usually license certain rights to international broadcasters, enabling the Company to recoup all, or a portion, of the production costs. In addition, the Company will typically license additional domestic releases in other media to cover the remainder, if any, of the production costs. The Company usually receives its license fee in installments, with one-third due on or prior to commencement of principal photography, one-third due upon completion of principal photography and one-third due upon delivery of the completed program. International distribution typically involves licensing the rights to exhibit programming in international territories to broadcasters within those territories for a fixed license fee usually payable after the program has been delivered. Due to timing differences between the Company's receipt of license fees and its payment of production costs, the Company generally is required to fund at least a portion of its production costs from working capital or secured borrowings, even if the original license fees equal or exceed budgeted production costs.

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

     International Co-Productions. The Company has entered into international co-production arrangements in the past. An international co-production is a joint venture or partnership between entities in two or more countries which in certain cases take advantage of alternative sources of financing for its productions, utilize international tax benefits, pass foreign quota restrictions and benefit from lower pre-production costs in certain foreign countries. In a typical co-production arrangement, the Company transfers all or part of its copyright ownership in the project to third parties (the co-production entities), which generally provide a portion of the production financing and other services. Typically, the co-production partners grant distribution rights to the Company. Receipts from its distribution of the project recoup production funding, production fees, talent participations, distribution fees and expenses. Excess receipts, if any, are distributed to the various parties in accordance with their agreed-upon profit participation. The Adventures of Pinocchio is an example of a co-production with German, French and English participation, and Swing was a co-production with English participation.

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

     The following table summarizes the Company's television programming for fiscal 2000, the type of program and the network or other medium where such programming initially exhibited or will exhibit:

                     TITLE                        TYPE OF PROGRAM   FIRST EXHIBITION
                     -----                        ---------------   ----------------
They Nest.......................................  Cable Premiere         Cable
Dark Prince: The True Story of Dracula..........  Cable Premiere         Cable

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

     The following table sets forth potential television programming in various stages of development and the potential network or other medium to which each may be delivered, if known:

                  WORKING TITLE                     TYPE OF PROGRAM
                  -------------                    -----------------
Thrills..........................................  Cable Series (HBO)

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

JOINT VENTURES AND ANCILLARY ACTIVITIES

     The Company currently holds 50% ownership interests in BLT Ventures, which produced the two sequels to the animated feature Brave Little Toaster, Cracker Company LLC, which produced the network television series Cracker, Denial Venture, which produced the feature Denial, Swing Ventures, which produced the feature Swing, Trick Productions which produced the feature Freeway II:
Confessions of A Trickbaby, and a 25% interest in Grendel Productions LLC, which produced the feature Beowulf.

     As of September 30, 2000, the Company held a 52.6% ownership interest in US SEARCH.com, a 22.5% interest in Digital Renaissance, a 30% partnership interest in World Wide Multimedia, an 82.5% ownership interest in KLC/New City, and an 80% ownership interest in Gran Canal Latino, each as previously described.

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

     The full impact on the Company of the changes brought about by the 1996 Act, including the new content ratings guidelines and accompanying changes in FCC rules cannot be predicted at the present time. However, it is possible that recent alliances of certain program producers and television station group owners may place additional competitive pressures on program suppliers, such as the Company, to the extent they are unaligned with the major networks or any television station group owners. These alliances have been further encouraged by FCC rule revisions which permit greater consolidation of ownership of television stations on the national level by allowing a single television station licensee to own television stations reaching up to 35% of the nation's television households and which permit a single owner to own two television stations in a single market, with certain limitations.

     The FCC has also adopted rules that require certain programs to be broadcast with closed captioning for the hearing impaired and the Company may have to make additional closed-captioning expenditures to ensure the value of its library for television licensing. Further, the FCC recently adopted video description rules to make television more accessible to persons with visual disabilities. Specifically, the FCC requires certain broadcasters and most multi-channel video programming distributors to insert into a TV program narrated descriptions of settings and actions that are not otherwise reflected in the dialogue. These new rules may result in the Company being required to further enhance its library with video description for future television licensing.

     Recently enacted legislation requires direct broadcast satellite operators to carry certain local broadcast channels. Such legislation may limit the number of pay-per-view and other niche channels available for the Company's programming on direct broadcast satellite operators' systems. In addition, direct broadcast satellite operators are required to set aside four percent of their systems' total channel capacity exclusively for programming of an educational or informational nature. This requirement may also limit the availability of channels available for the Company's programming on direct broadcast satellite systems.

     The FCC already requires cable operators to carry certain local analog stations, and is considering whether to compel cable systems to carry all the digital signals that a local station broadcasts. Since local stations will be able to broadcast multiple signals, this may result in decreased availability of open cable channels for pay-per-view and other niche channels. If this occurs, the Company may face increased competition for a limited supply of pay-per-view and other niche channels for distribution.

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

     In connection with certain services provided or intended to be provided by US SEARCH.com, particularly individual background checks used for certain purposes, US SEARCH.com may be considered a "consumer reporting agency" as such term is used in the Fair Credit Reporting Act, as amended ("FCRA"), and, therefore, may be required to comply with the various consumer credit disclosure requirements of the FCRA. While US SEARCH.com intends to comply with the FCRA as a "consumer reporting agency" in connection with providing individual background checks for employment purposes, the procedures which are implemented by the Company may be deemed to be insufficient. In addition, US SEARCH.com's limited procedures to date to avoid being regulated as a consumer reporting agency by attempting to restrict its individual background check service to permissible purposes (which do not permit use for employment purposes), may not be sufficient. Willful or negligent noncompliance with the FCRA, including with respect to US SEARCH.com's prior operations, could result in civil liability to the subjects of reports. Also, the Americans with Disabilities Act of 1990 ("ADA") contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. The use by US SEARCH.com's customers of certain information sold to them is also regulated, both in respect to the type of information and the timing of its use by the ADA. Similarly, there are a number of states which have laws similar to the FCRA, and some states which have laws more restrictive than the ADA. Further, many state laws limit the type of information which can be made available to the public. In addition, certain state laws may require US SEARCH.com to be licensed in order to conduct its background check business within those states. Customers in such states can access US SEARCH.com's Web site, which may subject US SEARCH.com to the laws of such states. There is no assurance that US SEARCH.com will not be subject to the laws of states in which US SEARCH.com has no contacts other than through residents of such state ordering services through US SEARCH.com's Web site and US SEARCH.com mailing, faxing or e-mailing reports to the resident within such state. In the event US SEARCH.com is determined to have violated any of the federal or state laws referred to herein, or other laws and regulations applicable to US SEARCH.com's business, such as consumer protection laws, US SEARCH.com could be subject to substantial civil and/or criminal liability which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

     US SEARCH.com is subject to laws and regulations applicable to businesses generally, and laws or regulations specifically applicable to electronic commerce. Due to concerns arising in connection with the increasing popularity and use of the Internet, a number of new or changed laws, governmental policies and/or regulations may be adopted, or cases may be decided, with respect to the Internet or commercial online services covering issues such as property ownership, user privacy, libel, pricing, acceptable content, copyrights, trademarks and/or other intellectual property rights, taxation, access charges and other fees, and quality of products and services. These actions, as well as any increased costs resulting from such actions, could have a material adverse effect on US SEARCH.com's business, financial condition, results of operations, and prospects.

     US SEARCH.com could also face potential liability from individuals, government agencies, or businesses under current laws and regulations for defamation, invasion of privacy negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials that appear on US SEARCH.com's website on in its search reports delivered to customers. In addition, breaches of security on the systems of US SEARCH.com or its contractors could also expose US SEARCH.com to liability. Imposition of liability, particularly liability that is not covered by insurance, could have a material adverse effect on US SEARCH.com's business, financial condition, results of operation and prospects.

EMPLOYEES

     The Company had approximately 55 full-time and 2 part-time employees as of December 15, 2000. The Company's executive offices are located at 11601 Wilshire Boulevard, Suite 2100, Los Angeles, California 90025, and its telephone number is (310) 481-2000.

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

ITEM 2. PROPERTIES

     The Company leases approximately 19,000 square feet of office space on the 21st floor at 11601 Wilshire Boulevard, Los Angeles, California under a lease agreement which runs through June 2005. The minimum annual rent under the lease currently is $674,000 with a scheduled increase in fiscal 2003.

     The Company rents studio facilities as needed for production, except that certain post-production off-line editing is performed at the Company's executive offices.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to certain legal proceedings and claims arising out of the normal course of business. The Company believes that the ultimate resolution of all of these matters will not have a material adverse effect upon the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market ("NNM") under the symbol "KLOC." Additionally, the stock is listed on the Pacific Stock Exchange under the symbol "KLO." The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the NNM, for the periods indicated:

                        COMMON STOCK                           HIGH      LOW
                        ------------                          ------    -----
FISCAL 1999
First Quarter (ended December 31, 1998).....................  $ 8.38    $1.63
Second Quarter (ended March 31, 1999).......................  $16.00    $7.00
Third Quarter (ended June 30, 1999).........................  $21.63    $4.88
Fourth Quarter (ended September 30, 1999)...................  $ 8.75    $3.03
FISCAL 2000
First Quarter (ended December 31, 1999).....................  $ 6.94    $3.56
Second Quarter (ended March 31, 2000).......................  $ 7.19    $3.06
Third Quarter (ended June 30, 2000).........................  $ 4.06    $1.59
Fourth Quarter (ended September 30, 2000)...................  $ 2.81    $1.00
FISCAL 2001
First Quarter (through December 18, 2000)...................  $ 1.13    $0.09

     On December 18, 2000, the last sale price for the Common Stock as reported on the NNM was $0.09. On November 30, 2000, there were approximately 567 record holders.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes selected consolidated financial data for the Company and should be read in conjunction with the detailed consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data for the fiscal years are derived from the consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, whose report with respect to the consolidated balance sheets of the Company as of September 30, 2000 and 1999 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended September 30, 2000, 1999 and 1998. On October 20, 1998, the Company changed its independent public accountants.

                                                      YEAR ENDED SEPTEMBER 30,
                                      --------------------------------------------------------
                                      2000(1)     1999(1)     1998(1)       1997        1996
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONDENSED CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Operating revenues..................  $ 59,640    $ 49,890    $ 76,130    $ 54,746    $ 80,157
Costs relating to operating
  revenues..........................   (47,623)    (39,666)    (61,627)    (52,084)    (70,648)
Selling, general and administrative
  expenses..........................   (50,175)    (31,186)    (12,028)     (4,023)     (3,096)
Provision for doubtful accounts.....    (6,068)     (2,959)     (2,118)     (1,310)       (499)
                                      --------    --------    --------    --------    --------
Earnings (loss) from operations.....   (44,226)    (23,921)        357      (2,671)      5,914
Equity in earnings (losses) of
  unconsolidated entities...........      (222)       (520)       (330)      2,189          --
Loss on impairment of assets........    (3,893)         --          --          --          --
Gain (loss) on sale of interest in
  subsidiary........................       (91)     13,148          --          --          --
Gain on issuance of stock by
  subsidiary........................        --      21,018          --          --          --
Interest and dividend income........     1,367         687          79         163         198
Interest expense....................    (8,411)     (7,782)     (6,261)     (4,027)     (4,027)
Interest expense related to bridge
  note financing....................        --          --          --          --        (943)
                                      --------    --------    --------    --------    --------
Earnings (loss) before minority
  interest, income taxes and
  extraordinary item................   (55,476)      2,630      (6,155)     (4,346)      1,142
Minority interest in subsidiary net
  losses............................    16,222       2,567          --          --          --
                                      --------    --------    --------    --------    --------
Earnings (loss) before income taxes
  and extraordinary item............   (39,254)      5,197      (6,155)     (4,346)      1,142
Income taxes........................        --        (726)       (181)        (23)        (47)
                                      --------    --------    --------    --------    --------
Earnings (loss) before extraordinary
  item..............................   (39,254)      4,471      (6,336)     (4,369)      1,095
Extraordinary item: costs associated
  with repayment of credit
  facility..........................        --          --          --          --        (365)
                                      --------    --------    --------    --------    --------
Net earnings (loss).................   (39,254)   $  4,471    $ (6,336)   $ (4,369)   $    730
                                      ========    ========    ========    ========    ========
Basic earnings (loss) per share(2):
  Before extraordinary item.........  $  (2.84)   $    .38    $   (.69)   $   (.49)   $    .16
  Extraordinary item................        --          --          --          --        (.05)
                                      --------    --------    --------    --------    --------
  Net earnings (loss)...............  $  (2.84)   $    .38    $   (.69)   $   (.49)   $    .11
                                      ========    ========    ========    ========    ========
Diluted earnings (loss) per
  share(2):
  Before extraordinary item.........  $  (2.84)   $    .36    $   (.69)   $   (.49)   $    .16
  Extraordinary item................        --          --          --          --        (.05)
                                      --------    --------    --------    --------    --------
  Net earnings (loss)...............  $  (2.84)   $    .36    $   (.69)   $   (.49)   $    .11
                                      ========    ========    ========    ========    ========
Weighted average common shares
  outstanding(2)....................    13,839      11,755       9,181       8,959       6,668
                                      ========    ========    ========    ========    ========

                                                           SEPTEMBER 30,
                                      --------------------------------------------------------
                                      2000(1)     1999(1)     1998(1)       1997        1996
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONDENSED CONSOLIDATED BALANCE SHEET
  DATA:
Cash and cash equivalents(3)........  $ 14,024    $ 36,434    $  3,309    $ 16,791    $ 11,636
Accounts receivable, net............    26,519      30,030      40,418      27,696      22,885
Film and television program costs,
  net...............................    80,988      91,499      73,773      68,507      58,463
Investments in unconsolidated
  subsidiaries......................    14,983      12,045      10,798       5,326       1,495
Total assets........................   151,200     185,115     137,105     124,368     100,152
Notes payable and other
  indebtedness......................    90,055      85,194      84,677      74,278      53,520
Total liabilities...................   120,255     112,790     111,639      93,232      65,902
Stockholders' equity................    23,035      60,745      25,466      31,136      34,250

---------------
(1) In November 1997 the Company acquired a controlling interest in US SEARCH.com. In June 1999 US SEARCH.com completed an initial public offering in which the Company sold a portion of its shareholdings as well. Because US SEARCH.com has incurred net losses since acquisition and the Company funded 100% of such losses through its initial public offering, the Company recognized 100% of those incurred net losses in its consolidated financial statements through June 1999. Subsequent to the public offering, the Company has recognized in its consolidated balance sheet a minority interest in the net equity of US SEARCH.com, and has recognized in its consolidated statements of operations a minority interest in the net losses of US SEARCH.com proportionate to the minority ownership. Subsequent to September 30, 2000, the Company reduced its ownership in US SEARCH.com below 50% and as such will not consolidate earnings in future periods. In April 1999 the Company acquired a minority interest in The Harvey Entertainment Company.

(2) In September 1997 the Company effected a 1-for-6 reverse stock split. Amounts for all periods presented herein give retroactive effect to the reverse split.

(3) $1,958 of cash and cash equivalents are restricted deposits that are collateral for a sale/leaseback transaction and for certain production loans for 2000 ($2,088 for 1999, $1,988 for 1998, $1,609 for 1997 and $419 for
    1996), $2,200 of cash and cash equivalents are restricted deposits of subsidiary US SEARCH.com ($2,000 for 1999), and $77 is cash collected by the Company and reserved for use by Chase Manhattan Bank to pay down outstanding borrowings under the Company's credit facility ($734 for 1999, $66 for 1998, $105 for 1997, $4,126 for 1996).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Film and Television Programs. The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, certain exploitation costs, production overhead, and interest relating to financing the project. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film or program in future markets. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues for the program bear to management's estimate of anticipated total remaining gross revenues for such film or program from all sources. When management reduces its estimates of the future gross revenues for a particular product, a significant write-down and a corresponding decrease in the Company's earnings could result. See "Results of Operations" below. Film and television program costs, net of accumulated amortization, decreased to $80,988,000 at September 30, 2000 from $91,499,000 at September 30, 1999. Film and television program costs in process or development at September 30, 2000 decreased to $7,311,000 from $20,472,000 at September 30, 1999. See "Results of Operations -- Comparison of Fiscal Years Ended September 30, 2000 and 1999" below.

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

     US SEARCH.com. In November 1997, the Company acquired an 80% interest of US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 the Company sold shares of US SEARCH.com and US SEARCH.com completed an initial public offering which resulted in the Company's ownership position declining to 55.2%. Subsequent option exercises by executives of US SEARCH.com have diluted the Company's ownership percentage to 52.6% as of September 30, 2000. Since its acquisition, US SEARCH.com's financial position and results of operations have been consolidated in the Company's financial statements. The consolidation of Search has resulted in a substantial change in the presentation of the Company's results of operations due to the inclusion of this new business segment. Since such acquisition, the Company has consolidated $48,295,000 of revenues and $30,087,000 of net losses attributable to US SEARCH.com. In October, 2000 the Company completed a transaction wherein Pequot Capital Management acquired 3,500,000 shares of US SEARCH.com from the Company. The sale was made in conjunction with a financing transaction where Pequot Private Equity Group, the venture capital arm of Pequot Capital Management, completed a private financing with US SEARCH.com for up to $27.5 million. As a result of the transaction, the Company's ownership position in US SEARCH.com has been reduced below 50%, and therefore the Company will not be consolidating US SEARCH.com's future operating results. The Company anticipates recording a gain of approximately $4,800,000 in the first quarter of fiscal year 2001 associated with the sale of these shares. In the future, the Company will recognize its corresponding share of equity in US SEARCH.com's earnings and losses, to the extent the Company has basis remaining in its investment. As of September 30, 2000, the consolidation of losses in US SEARCH.com had reduced the Company's basis to zero. See Note 10 of Notes to Consolidated Financial Statements.

     Gran Canal Latino. In November 1998, the Company launched Gran Canal Latino ("GCL"), its first satellite channel. GCL broadcasts 24 hours a day, with a selection of films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Through November 30, 2000, GCL's cable distributors had addressable homes of approximately 1.5 million subscribers, including 250,000 in the United States. Under a distribution agreement with Enrique Cerezo, the Company is broadcasting selections from approximately 1,500 Spanish language movie titles.

RESULTS OF OPERATIONS

  Comparison of Fiscal Years Ended September 30, 2000 and 1999

     The following tables provide the dollar and percentage changes in operating results by segment and in total for fiscal 2000 versus fiscal 1999:

                                                         $000                               %
                                            -------------------------------    ---------------------------
                                             FILM                               FILM
                                            AND TV      SEARCH     CONSOL.     AND TV    SEARCH    CONSOL.
                                            -------    --------    --------    ------    ------    -------
Operating revenues........................  $   818    $  8,932    $  9,750        2%      57%        20%
Costs relating to operating revenues......  $(3,072)   $ (4,885)   $ (7,957)      (9)%    (76)%      (20)%
Gross profit..............................  $(2,254)   $  4,047    $  1,793     (246)%     43%        18%
Selling, general and administrative
  expenses................................  $  (558)   $(18,431)   $(18,989)     (10)%    (73)%      (61)%
Bad debt expense..........................  $(2,953)   $   (157)   $ (3,110)    (168)%    (13)%     (105)%
Loss from operations......................  $(5,764)   $(14,541)   $(20,305)     (87)%    (84)%      (85)%

     The Company's operating revenues for fiscal 2000 increased $9,750,000 (20%) from fiscal 1999. The increase resulted from a $8,932,000 or 57% increase in revenues from US SEARCH.com versus 1999 attributable to an increase in the number of Internet-based transactions which occurred as a result of increased web site visitor traffic. The growth in web site traffic was primarily driven by increased advertising on a greater number of Internet search engines and popular web sites. Additionally, film and television licensing revenues increased $818,000, or 2%, due primarily to increased film revenues. See Note 10 to the consolidated financial statements for revenue information by territory and for significant customers.

     The Company recognized $24,679,000 (41%) of revenues during fiscal 2000 from US SEARCH.com. The Company recognized $11,220,000 (19%) of revenues during fiscal 2000 from the delivery and/or availability of three feature films. The Company recognized $15,778,000 (27%) of revenues in fiscal 2000 from continuing licenses of product from the Company's library to domestic cable channel operators through its majority-owned subsidiary KLC/New City, and through international sub-distributors including KL/Phoenix. Revenues of $7,963,000 (13%) came from television feature or pilot productions.

     In various stages of production for the Company's fiscal 2001 distribution slate are Harvard Man starring Sarah Michelle Gellar, the feature films Wolfgirl and The Lions are Loose and the HBO series Thrills.

     Costs relating to operating revenues during fiscal 2000 increased $7,957,000 (20%) as compared to fiscal 1999. As a percentage of operating revenues, costs relating to operating revenues were 80% for fiscal 2000 in comparison to 80% for fiscal 1999. Film and television costs increased 9%, due to an increase in production activity in addition to costs taken from the reduction of expected future revenues from certain film titles. US SEARCH.com costs increased 76%, in large part due to costs associated with increased revenues. Additionally, data acquisition and fulfillment costs increased as a percentage of revenue from the introduction of lower priced products, combined with the use of a higher quality data provider for certain products. Additionally, increased hourly labor costs and higher refund rates contributed to increased costs related to revenues.

     Gross profit during fiscal 2000 increased $1,793,000 (18%) from fiscal 1999. As a percentage of operating revenues, gross profit was 20% for fiscal 2000, compared to the 20% rate for fiscal 1999. Film and television gross profit amounts decreased by ($2,254,000), principally due to additional amortization resulting from the reduction of expected future revenues from certain film titles. US SEARCH.com gross profit amounts increased 43%, resulting from the increase in revenues, reduced in part by the higher cost of providing services to consumers.

     Selling, general and administrative expenses increased $18,989,000 or 61% for fiscal 2000 from fiscal 1999. The increase in such expenses is principally due to a $13,700,000 (84%) increase in advertising and marketing expenses for US SEARCH.com. As a percentage of US SEARCH.com's net revenues, selling, general and administrative expenses increased to approximately 183% for fiscal 2000, from approximately 114% for fiscal 1999. This increase is primarily attributable to an increase in the level of Internet-based advertising, increased television promotional fee advertisements, a non-cash charge of $2.2 million for warrants issued in connection with the restructuring of an online advertising agreement, severance costs and an increase in rent expense. Also included in US SEARCH.com's 1999 selling, general and administrative expenses is $1,834,000 of US SEARCH.com non-cash director and officer stock option costs in connection with options granted in fiscal 1999. Also included in fiscal 1999 expenses are $1,549,000 of bonuses to the Co-Chairmen and Co-Chief Executive Officers, the President and Chief Operating Officer, and the Chief Financial Officer. No such bonuses were included in fiscal 2000 expenses.

     Bad debt expense increased $3,110,000 or 105% during fiscal 2000 principally due to a $2,953,000 increase in the provision for doubtful film and television license receivables based upon estimated collections, in addition to a $157,000 increase in provisions for doubtful accounts for US SEARCH.com. The US SEARCH.com increase is primarily due to increases in the accruals for potential chargebacks regarding uncollectible consumer checks, credit card charges and 900 number telephone sales.

     During fiscal 1999 the Company recognized a $21,018,000 pre-tax gain on the issuance of stock by its subsidiary, US SEARCH.com. This resulted from the subsidiary's initial public offering on June 25, 1999, in which new shareholders invested an amount per share substantially in excess of the Company's per-share investment in the subsidiary, resulting in a substantial increase in the subsidiary's net worth. The gain represents the increase in the Company's revised proportionate share of the subsidiary's net equity. During the quarter ended September 30, 2000, the Company recorded an impairment provision of $3,893,000 relating to an investment in equity securities.

     During fiscal 1999 the Company recognized a $13,148,000 pre-tax gain on sale to the public of 1,500,000 shares of its holdings in its subsidiary US SEARCH.com in conjunction with the initial public offering by the subsidiary. No comparable transaction occurred in fiscal 2000.

     Interest and dividend income increased $680,000 (99%) during fiscal 2000 due to earnings on invested proceeds from the US SEARCH.com initial public offering and dividends received from the investment in The Harvey Entertainment Company during fiscal 1999.

     Interest expense during fiscal 2000 increased $629,000. The 8% increase was principally attributable to the increased average levels of borrowing in fiscal 2000 and an increase in the average interest rate. Total indebtedness for borrowed money increased 6% to $90,054,000 at September 30, 2000 from $85,194,000 at September 30, 1999.

     Loss before income taxes of ($39,254,000) were reported for fiscal 2000, versus earnings before income taxes of $5,197,000 for fiscal 1999.

     The Company's effective income tax rate was 0% for fiscal 2000 compared to an effective income tax rate of 13% for fiscal 1999. Income tax expense for fiscal 2000 consisted of alternative minimum taxes and state income taxes. Through September 30, 2000 the Company and US SEARCH.com had combined estimated Federal and state net operating loss carryforwards totaling $75,020,000 and $22,374,000, respectively. The Federal net operating loss carryforwards begin to expire in fiscal 2008. The state net operating loss carryforwards begin to expire in fiscal 2004. Due to the sale of US SEARCH.com common stock in connection with the subsidiary's initial public offering in June 1999, effective July 1999 US SEARCH.com taxable income or loss will not be consolidated in the Company's income tax returns. As a result, in future periods taxable income or loss could vary significantly from financial statement earnings or losses before income taxes.

     The Company reported net losses of ($2.84) per basic and diluted share, for fiscal 2000, compared to earnings of $4,471,000, or $0.38 per basic share and $0.36 per diluted share, for fiscal 1999. Weighted number of common shares for the compared year were 13,839,000 (basic and diluted) in fiscal 2000 and 11,755,000 (basic) and 12,696,000 (diluted) in fiscal 1999.

  Comparison of Fiscal Years Ended September 30, 1999 and 1998

     The following tables provide the dollar and percentage changes in operating results by segment and in total for fiscal 1999 versus fiscal 1998:

                                                         $000                               %
                                           --------------------------------    ---------------------------
                                             FILM                               FILM
                                            AND TV      SEARCH     CONSOL.     AND TV    SEARCH    CONSOL.
                                           --------    --------    --------    ------    ------    -------
Operating revenues.......................  $(34,118)   $  7,878    $(26,240)    (50)%     100%       (34)%
Costs relating to operating Revenues.....  $(24,812)   $  2,851    $(21,961)    (43)%      79%       (36)%
Gross profit.............................  $ (9,306)   $  5,027    $ (4,279)    (91)%     118%       (30)%
Selling, general and administrative
  expenses...............................  $  4,168    $ 14,990    $ 19,158      91%      202%       159%
Provision for doubtful accounts..........  $    390    $    451    $    841      28%       61%        40%
Earnings (loss) from operations..........  $(13,864)   $(10,414)   $(24,278)     NM       268%        NM

---------------
NM -- not meaningful

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

     Costs relating to operating revenues during fiscal 1999 decreased ($21,961,000) (36%) as compared to fiscal 1998. As a percentage of operating revenues, costs relating to operating revenues were 80% for fiscal 1999 in comparison to the 81% rate for fiscal 1998. Film and television costs declined 43%. This decline was less than the revenue decline principally due to additional amortization expense resulting from the reduction of estimated future revenues on several released titles in fiscal 1999. US SEARCH.com costs increased 79%, which was less than the revenue increase as Internet-sourced revenues were less costly to provide to consumers.

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

LIQUIDITY AND CAPITAL RESOURCES

     On December 8, 2000, the Company filed a borrowing base certificate with The Chase Manhattan Bank N.A. ("Chase") as agent for the lenders in the bankgroup (the "lenders") under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits which would be an event of default under the Credit Agreement for which the Agent may terminate the Agreement and/or declare all amounts due and payable thereunder immediately due and payable, and the Company does not believe its present cash position would enable it to repay the amounts due. Consequently, the Company was prohibited from making any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which matured on December 15, 2000. Even if the Company would not be in default under the Credit Agreement, the Company's present cash position would not enable it to make the required payments on the principal amounts due upon maturity of these debentures. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. The Company is exploring its options with respect to the debentures. There can be no assurance that the Company will reach an accommodation with the debenture holders. Additionally, the Company believes the defaults on the senior credit line and debentures may materially impact the Company's ability to extend the maturity dates of its production loans, and may limit the Company's ability to obtain further production loans.

     Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. The Company is in active negotiations with the lenders to reschedule interest and principal repayments on its existing credit facility and is exploring strategic alternatives, including possible asset sales and additional licensing activities with third parties to enhance liquidity. There can be no assurance that such negotiations will be successful or that asset sales or other transactions will generate sufficient funds to enable the Company to meet its obligations as they become due. In the event negotiations with the lenders are not successful, the Company will not be able to meet operating requirements.

     Cash and cash equivalents decreased 62% to $14,024,000 (including $1,958,000 of restricted cash being used as collateral for film sale/leaseback transactions, and $2,200,000 of restricted deposits of subsidiary US SEARCH.com, and $77,000 of reserved cash to be applied against the Company's outstanding borrowings under its credit facility) at September 30, 2000 from $36,434,000 (including $4,088,000 of restricted cash and $734,000 of reserved cash) at September 30, 1999 primarily resulting from proceeds obtained from the initial public offering of US SEARCH.com.

     The Company's film and television program operations are capital intensive. The Company has funded its working capital requirements through receipt of third party domestic and international licensing payments as well as other operating revenues, and proceeds from debt and equity financings, and has relied upon its line of credit and transactional production loans to provide bridge production financing prior to receipt of license fees. The Company funds production and acquisition costs out of its working capital, including the line of credit, and through certain pre-sale of rights in international markets. In addition, the expansion of the Company's international distribution business and the establishment of its feature film division have significantly increased the Company's working capital requirements and use of related production loans.

     The Company experienced net negative cash flows of ($29,333,000) from operating activities primarily resulting from the Company's operating expenditures exceeding operating receipts at the Company and its subsidiary US SEARCH.com.

     Additionally, the Company had net negative cash flows of ($7,471,000) from investing activities, primarily from additions of property, plant and equipment by US SEARCH.com and the investment in World

Wide Multimedia, LLP. These negative cash flows were offset in part by net cash of $14,981,000 provided primarily by financing activities from production loans and greater usage of the Company's revolving line of credit. Net unrestricted cash decreased by $21,823,000 to $9,789,000 on September 30, 2000.

  Credit Facility

     In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks, including Comerica Bank -- California ("Comerica") and Far East National Bank ("Far East"), led by The Chase Manhattan Bank. A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement, as amended, provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights and is secured by substantially all of the Company's assets. In August 2000, the Company negotiated the extension of the credit facility through the period ending September 30, 2001. This amendment eliminates a production tranche which was granted under a previous amendment and calls for scheduled paydowns of the credit facility. The Company pays an annual commitment fee of .5% of the unused portion of the credit line. As described earlier, on December 8, the Company filed a borrowing base certificate with The Chase Manhattan Bank as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits, which would be an event of default under the Credit Agreement. As of December 16, 2000, the Company had drawn down $67,205,000 under the credit facility out of a total net borrowing base availability of $63,794,000.

     The credit agreement contains restrictive covenants to which the Company must adhere. These covenants include limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions, the use of proceeds, and prohibit payment of cash dividends and prepayment of subordinated debt. In addition, the credit agreement requires the Company to maintain a minimum liquidity level, limits overhead expense and requires the Company to meet certain ratios. The credit agreement also contains a provision permitting the bank to declare an event of default if either of Messrs. Locke or Kushner fails to be the Chief Executive Officer of the Company or if any person or group acquires ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). For fiscal 1999, the group waived the Company's noncompliance with the annual overhead covenant.

     In December 1998 the banks increased the maximum amount of the Company's collateralized line of credit from $60,000,000 to $75,000,000. Existing participants in the syndicate approved the increase and are committed to lend up to $68,000,000. Additional availability is subject to adding new banks to the syndicate. As of December 18, 2000, the credit line remained overdrawn.

  Proceeds from Sales of Securities

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

     On June 25, 1999, the Company's subsidiary US SEARCH.com consummated an initial public offering of newly-issued common stock. The subsidiary sold 4,500,000 newly-issued shares and obtained $36,109,000 of net proceeds. Also on June 25, 1999 the Company sold 1,500,000 shares out of its holdings of US SEARCH.com common stock and obtained $12,555,000 of net proceeds. The Company recognized a $13,148,000 pre-tax gain on the sale of the 1,500,000 shares and a $21,018,000 gain on the increased value of its proportion of the net equity of the subsidiary. In October, 2000 the Company completed a transaction wherein Pequot Capital Management acquired 3,500,000 shares of US SEARCH.com from the Company. The sale was made in conjunction with a financing transaction where Pequot Private Equity Group, the venture capital arm of Pequot Capital Management, completed a private financing with US SEARCH.com for up to $27.5 million. As a result of the transaction, the Company's ownership position in US SEARCH.com has been reduced below 50%, and therefore the Company will not be consolidating US SEARCH.com's future operating results. In the future, the Company will recognize its corresponding share of equity in US SEARCH.com's earnings and losses, to the extent the Company has basis remaining in its investment. As of September 30, 2000, the consolidation of losses in US SEARCH.com had reduced the Company's basis to zero.

  Production Loans

     The Company's production loans, totaling $15,599,000 as of September 30, 2000, consisted of production loans by Comerica and Far East to consolidated production entities. The Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. In general these loans are non-recourse to the Company except to the extent of the guaranties. However, the Company occasionally advances funds to the lenders in advance of receipts from customers. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

     The table below shows production loans as of September 30, 2000:

                                                                                      KUSHNER-
                                            ORIGINAL                                   LOCKE
                                              LOAN         AMOUNT        WEIGHTED    CORPORATE     PRESENT
       FILM OR COMPANY           LENDER      AMOUNT      OUTSTANDING     INTEREST     GUARANTY     MATURITY
       ---------------          --------   -----------   -----------   ------------  ----------   ----------
Susan's Plan..................  Comerica   $ 4,625,000   $ 1,354,000     Prime + 1%  $       --    5/31/2001
Ringmaster....................  Comerica     4,200,000       714,000     Prime + 1%     400,000   10/15/2000
Mambo Cafe....................  Far East     1,400,000       223,000   Prime + 1.5%          --    7/31/2001
Picking Up The Pieces.........  Comerica    12,000,000     6,955,000     Prime + 1%     700,000   11/15/2000
The Last Producer.............  Far East     1,626,000       402,000     Prime + 1%          --    4/30/2001
They Nest.....................  Far East     1,500,000       449,000   Prime + 1.5%          --    4/30/2001
Dark Prince...................  Far East     1,700,000     1,195,000     Prime + 1%          --    3/31/2001
Harvard Man...................  Far East     5,967,000     4,266,000   Prime + 1.5%     400,000   12/15/2001
Conquistador..................  Comerica            --(1)      21,000            --          --
TV First......................  Comerica            --        20,000             --          --
                                           -----------   -----------                 ----------
                                           $33,018,000   $15,599,000                 $1,500,000
                                           ===========   ===========                 ==========

---------------
(1) Assumed from former employee.

     In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (9.50% as of December 15,

2000) plus 1% or at LIBOR (6.60% as of December 15, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. As extended, the loan matures on May 31, 2001.

     In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (9.50% as of December 15, 2000) plus 1% or at LIBOR (6.60% as of December 15, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the original amount of $800,000 in connection with this loan, which is reducible based on sales and other loan conditions. As extended, the loan matured on October 15, 2000. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

     In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East to cover the production budget of Mambo Cafe. The loan bears interest at Prime (9.50% as of December 15, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matures on July 31, 2001.

     In October 1998, a $2,500,000 production loan was obtained by an unconsolidated subsidiary from Far East National Bank to cover the production budget of Freeway II: Confessions of a Trickbaby. The loan bears interest at Prime (9.50% as of December 15, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan has been purchased by Worldwide Multimedia, which has extended the maturity date to March 31, 2001.

     In April 1999, a $12,000,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Picking Up The Pieces. The loan bears interest at Prime (9.50% as of December 15, 2000) plus 1% or at LIBOR (6.60% as of December 15, 2000) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $700,000 in connection with this loan. As extended, the loan matured on November 15, 2000. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

     In June 1999, a $1,626,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of The Last Producer. The loan bears interest at Prime (9.50% as of December 15, 2000) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended, the loan matures on April 30, 2001.

     In November 1999, a $1,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of They Nest. The loan bears interest at Prime (9.50% as of December 15, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended the loan matures on April 30, 2001.

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

     In March 2000, a $1,700,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Dark
Prince: The True Story of Dracula. The loan bears interest at Prime (9.50% as of December 15, 2000) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the original amount of $1,250,000 in connection with this loan. The corporate guarantee was reduced to zero by subsequent licensing of the film. The loan matures on March 31, 2001.

     In July 2000, a $5,967,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Harvard Man. The loan bears interest at Prime (9.50% as of December 15, 2000) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan matures on December 15, 2001.

  Capital Expenditure Commitments

     In its normal course of business as an entertainment distributor, the Company makes contractual down payments to acquire film and television distribution rights. This initial advance for rights ranges from 10% to 30% of the total purchase price. The balance of the payment is generally due upon the complete delivery by third party producers of acceptable materials, proof of rights held and insurance policies that may be required for the Company to begin exploitation of the product. As of September 30, 2000 the Company was not liable for any amounts under such contracts.

SUMMARY

     Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. The Company is in active negotiations with The Chase Manhattan Bank to reschedule interest and principal repayments on its existing credit facility and is exploring strategic alternatives, including possible asset sales and additional licensing activities with third parties to enhance liquidity. There can be no assurance that such negotiations will be successful or that any transactions will generate sufficient funds to enable the Company to meet its obligations as they become due. On December 8, 2000, the Company filed a borrowing base certificate with The Chase Manhattan Bank as agent under the Credit, Security, Guaranty and Pledge Agreement which reported that the Company is materially over its borrowing limits which would be an event of default under the Credit Agreement for which the Agent may terminate the Agreement and/or declare all amounts due and payable thereunder immediately due and payable, and the Company does not believe its present cash position would enable it to repay the amounts due. Additionally, the Company has not made any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. In the event Chase restricts the Company's use of capital, the Company will not be able to meet operating requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by Item 8 are set forth in the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 20, 1998, the Company changed its independent accountants. This change (and the response of the Company's former independent public accountants) is described in the Company's Current Report on Form 8-K filed on October 27, 1998, which is incorporated by reference herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information called for in Item 10 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 2000) in the Company's definitive Proxy Statement in connection with its 2000 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for in Item 11 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 2000) in the Company's definitive Proxy Statement in connection with its 2001 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for in Item 12 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 2000) in the Company's definitive Proxy Statement in connection with its 2000 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for in Item 13 of Part III shall be filed not later than 120 days after the Company's fiscal year end (September 30, 2000) in the Company's definitive Proxy Statement in connection with its 2000 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or in an amendment to this Annual Report of Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        ----
(a)(1)  Financial Statements:
        Report of Independent Accountants...........................     30
        Consolidated Balance Sheets at September 30, 2000 and
              1999..................................................     31
        Consolidated Statements of Operations for the years ended
              September 30, 2000, 1999 and 1998.....................     32
        Consolidated Statements of Stockholders' Equity for the
              years ended September 30, 2000, 1999, and 1998........     33
        Consolidated Statements of Cash Flows for the years ended
              September 30, 2000, 1999, and 1998....................     34
        Notes to Consolidated Financial Statements..................     35
   (2)  Financial Statement Schedule:
        Schedule II for the years ended September 30, 2000, 1999,
              and 1998..............................................     56
        All other schedules are inapplicable and, therefore, have
              been omitted.
   (3)  Exhibits
        Exhibits filed as part of this report are listed in the
              Exhibit Index, which follows the Signatures...........     58
(b) Report on Form 8-K: None

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of The Kushner-Locke Company:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of The Kushner-Locke Company (the "Company") and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the years ended September 30, 2000, 1999 and 1998 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Century City, California
December 15, 2000

                           THE KUSHNER-LOCKE COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Assets:
  Cash and cash equivalents.................................  $  9,789,000    $ 31,612,000
  Reserved cash.............................................        77,000         734,000
  Restricted cash...........................................     4,158,000       4,088,000
  Accounts receivable, net of allowance for doubtful
     accounts of $4,446,000 in 2000 and $3,248,000 in
     1999...................................................    26,519,000      30,030,000
  Due from affiliates.......................................     3,291,000       2,611,000
  Film and television program costs, net of accumulated
     amortization...........................................    80,988,000      91,499,000
  Investments in unconsolidated entities, at equity.........    14,983,000      12,045,000
  Other assets..............................................    11,395,000      12,496,000
                                                              ------------    ------------
          Total assets......................................  $151,200,000    $185,115,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities..................  $ 18,121,000    $ 11,104,000
  Due to related party......................................        87,000         233,000
  Notes payable.............................................    87,891,000      82,925,000
  Deferred revenue..........................................     3,361,000       3,628,000
  Contractual obligations...................................     7,196,000      11,039,000
  Production advances.......................................     1,435,000       1,592,000
  Convertible subordinated debentures, net of deferred
     issuance costs.........................................     2,164,000       2,269,000
                                                              ------------    ------------
          Total liabilities.................................   120,255,000     112,790,000
Minority interest...........................................     7,910,000      11,580,000
Commitments and contingencies (Note 8)
Stockholders' equity:
  Common stock, no par value. Authorized 50,000,000 shares:
     issued 14,271,908 and outstanding 13,846,908 shares at
     September 30, 2000 and 13,810,767 shares at September
     30, 1999...............................................    71,923,000      70,379,000
  Accumulated deficit.......................................   (48,888,000)     (9,634,000)
                                                              ------------    ------------
          Net stockholders' equity..........................    23,035,000      60,745,000
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $151,200,000    $185,115,000
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------------
                                                       2000            1999            1998
                                                   ------------    ------------    ------------
Operating revenues:
  Film and television program licensing..........  $ 34,961,000    $ 34,143,000    $ 68,261,000
  Search and individual reference services.......    24,679,000      15,747,000       7,869,000
                                                   ------------    ------------    ------------
          Total operating revenues...............    59,640,000      49,890,000      76,130,000
                                                   ------------    ------------    ------------
Costs related to operating revenues:
  Film and television program licensing..........   (36,298,000)    (33,226,000)    (58,038,000)
  Search and individual reference services.......   (11,325,000)     (6,440,000)     (3,589,000)
                                                   ------------    ------------    ------------
          Total costs related to operating
            revenues.............................   (47,623,000)    (39,666,000)    (61,627,000)
                                                   ------------    ------------    ------------
          Gross profit...........................    12,017,000      10,224,000      14,503,000
Selling, general and administrative expenses.....   (50,175,000)    (31,186,000)    (12,028,000)
Provision for doubtful accounts..................    (6,068,000)     (2,959,000)     (2,118,000)
                                                   ------------    ------------    ------------
          (Losses) earnings from operations......   (44,226,000)    (23,921,000)        357,000
Equity in net (losses) of unconsolidated
  entities.......................................      (222,000)       (520,000)       (330,000)
Dividend income..................................       407,000         167,000              --
Interest income..................................       960,000         520,000          79,000
Interest expense.................................    (8,411,000)     (7,782,000)     (6,261,000)
(Loss) on impairment of assets...................    (3,893,000)             --              --
Gain (loss) on sale of interest in subsidiary....       (91,000)     13,148,000              --
Gain on issuance of stock by subsidiary..........            --      21,018,000              --
                                                   ------------    ------------    ------------
          Earnings (loss) before minority
            interest and income taxes............   (55,476,000)      2,630,000      (6,155,000)
Minority interest in subsidiary net losses.......    16,222,000       2,567,000              --
                                                   ------------    ------------    ------------
          Earnings (loss) before income taxes....   (39,254,000)      5,197,000      (6,155,000)
Income tax expense...............................            --        (726,000)       (181,000)
                                                   ------------    ------------    ------------
          Net earnings (loss)....................  $(39,254,000)   $  4,471,000    $ (6,336,000)
                                                   ============    ============    ============
Basic earnings (loss) per share..................  $      (2.84)   $        .38    $       (.69)
                                                   ============    ============    ============
Diluted earnings (loss) per share................  $      (2.84)   $        .36    $       (.69)
                                                   ============    ============    ============
Weighted average common shares outstanding.......    13,839,000      11,755,000       9,181,000
                                                   ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK                                NET
                                       -------------------------    ACCUMULATED     STOCKHOLDERS'
                                         SHARES        AMOUNT         DEFICIT          EQUITY
                                       ----------    -----------    ------------    -------------
     Balance at September 30, 1997...   9,090,080    $38,905,000    $ (7,769,000)   $ 31,136,000
Stock options exercised..............       9,000         34,000              --          34,000
Conversion of subordinated
  debentures.........................      51,282        284,000              --         284,000
Issuance of stock grants.............      66,667         16,000              --          16,000
Compensatory warrant grants..........          --        332,000              --         332,000
Net loss.............................          --             --      (6,336,000)     (6,336,000)
                                       ----------    -----------    ------------    ------------
     Balance at September 30, 1998...   9,217,029     39,571,000     (14,105,000)     25,466,000
Private placement....................   1,200,000      5,456,000              --       5,456,000
Investment in The Harvey
  Entertainment Company..............     468,883      5,820,000              --       5,820,000
Exercises of warrants................   1,219,361      8,122,000              --       8,122,000
Stock options exercised..............     317,309        857,000              --         857,000
Issuance of stock grants.............     100,000        488,000              --         488,000
Conversion of subordinated
  debentures.........................   1,288,185      9,336,000              --       9,336,000
Compensatory option and warrant
  grants.............................          --        729,000              --         729,000
Net earnings.........................          --             --       4,471,000       4,471,000
                                       ----------    -----------    ------------    ------------
     Balance at September 30, 1999...  13,810,767     70,379,000      (9,634,000)     60,745,000
Stock options exercised..............       8,000         15,000              --          15,000
Issuance of stock by subsidiary......          --        630,000              --         630,000
Conversion of subordinated
  debentures.........................      25,641        146,000              --         146,000
Compensatory option and warrant
  grants.............................       2,500        753,000              --         753,000
Net loss.............................          --             --     (39,254,000)    (39,254,000)
                                       ----------    -----------    ------------    ------------
     Balance at September 30, 2000...  13,846,908    $71,923,000    $(48,888,000)   $ 23,035,000
                                       ==========    ===========    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           THE KUSHNER-LOCKE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED SEPTEMBER 30,
                                                             --------------------------------------------
                                                                 2000            1999            1998
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net earnings (loss)......................................  $(39,254,000)   $  4,471,000    $ (6,336,000)
  Adjustments to reconcile net earnings (loss) to net cash
    used by operating activities:
    Minority interest in subsidiary net losses.............   (16,222,000)     (2,567,000)             --
    Gain on issuance of stock by subsidiary................            --     (21,018,000)             --
    Gain on sale of interest in subsidiary.................            --     (13,148,000)             --
    Dividend income........................................      (407,000)       (167,000)             --
    Equity in net losses (earnings) of unconsolidated
      entities.............................................       222,000         520,000         330,000
    Depreciation and amortization..........................       469,000         435,000         530,000
    Provisions and allowances..............................     6,068,000       2,959,000       2,118,000
    Loss on impairment of asset............................     3,893,000              --              --
    Amortization of capitalized issuance costs.............        46,000         123,000         213,000
    Issuance of stock grants...............................            --         488,000          16,000
    Compensatory options and warrants......................       753,000         729,000         332,000
    Amortization of film costs.............................    35,103,000      32,354,000      53,916,000
  Changes in assets and liabilities:
    Reserved cash..........................................       657,000        (668,000)       (379,000)
    Restricted cash........................................       (70,000)     (2,100,000)         39,000
    Accounts receivable....................................    (2,361,000)      7,413,000     (14,755,000)
    Due from related party.................................      (876,000)         84,000      (1,708,000)
    Film and television program cost additions.............   (22,092,000)    (51,890,000)    (59,182,000)
    Other assets...........................................     2,134,000       2,704,000        (130,000)
    Accounts payable and accrued liabilities...............     7,017,000       5,303,000       1,608,000
    Due to related party...................................      (146,000)        502,000              --
    Deferred revenue.......................................      (267,000)       (483,000)        749,000
    Contractual obligations................................    (3,843,000)     (2,812,000)      6,901,000
    Production advances....................................      (157,000)     (1,377,000)     (3,533,000)
                                                             ------------    ------------    ------------
         Net cash used by operating activities.............   (29,333,000)    (38,145,000)    (19,271,000)
                                                             ------------    ------------    ------------
Cash flows from investing activities:
  Proceeds from sale of interest in subsidiary, net........            --      12,555,000              --
  Investments in unconsolidated entities...................    (3,160,000)     (1,767,000)     (3,993,000)
  Purchases of property and equipment......................    (4,311,000)       (610,000)       (786,000)
                                                             ------------    ------------    ------------
         Net cash provided (used) by investing
           activities......................................    (7,471,000)     10,178,000      (4,779,000)
                                                             ------------    ------------    ------------
Cash flows from financing activities:
  Borrowings under notes payable...........................    26,185,000      43,626,000      42,094,000
  Repayment of notes payable...............................   (21,219,000)    (35,802,000)    (31,864,000)
  Proceeds from subsidiary's issuance of common stock......    10,000,000      36,109,000              --
  Proceeds from issuance of common stock...................            --       5,456,000              --
  Proceeds from exercise of warrants and stock options.....        15,000       8,979,000          34,000
  Repayment of debentures..................................            --         (44,000)        (36,000)
                                                             ------------    ------------    ------------
         Net cash provided by financing activities.........    14,981,000      58,324,000      10,228,000
                                                             ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents.......   (21,823,000)     30,357,000     (13,822,000)
Cash and cash equivalents at beginning of year.............    31,612,000       1,255,000      15,077,000
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year...................  $  9,789,000    $ 31,612,000    $  1,255,000
                                                             ============    ============    ============

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

     The Company established feature film production operations in 1993. In 1994, an international theatrical film subsidiary was established to expand into foreign theatrical distribution. In 1995, the Company formed KLC/New City Tele-Ventures ("KLC/New City") to acquire films for distribution through other delivery systems, including pay cable, pay-per-view, basic cable, video-on-demand and satellite systems. In 1997, the Company acquired control of US SEARCH.com Inc. ("US SEARCH.com"), a leading provider of fee-based public record search and other customized individual reference services. Subsequent to fiscal 2000, the Company sold a portion of its investment in US SEARCH.com and reduced its ownership interest below 50%. In November 1998 the Company launched a 24 hour Spanish language movie channel called Gran Canal Latino.

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

     In November 1997, the Company acquired 80% of US SEARCH.com and commenced consolidation of its accounts. US SEARCH.com has incurred net losses since acquisition and the Company funded 100% of such losses through its initial public offering (Note 2). The Company recognized 100% of the net losses through June 30, 1999. Subsequent to the public offering, the Company has recognized a minority interest in the net losses and equity of US SEARCH.com proportionate to the minority ownership percentage, which has been between 44.8% and 47.4%. In future periods, the Company will not be consolidating net earnings or losses of US SEARCH.com as it's ownership percentage has been reduced below 50% following the sale of 3,500,000 shares of US SEARCH.com in October 2000.

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

                           THE KUSHNER-LOCKE COMPANY

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

  Advertising Costs

     US SEARCH.com's advertising production costs are expensed the first time the advertisement is run. Media costs are expensed in the month the advertising appears. Advertising expense related to US SEARCH.com for fiscal 2000 and 1999 was $29,619,000 and $15,592,000, respectively.

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

  Restricted and Reserved Cash

     At September 30, 2000 and 1999, the Company had $1,958,000 and $2,088,000,
respectively, in restricted cash related to deposits held at a British bank pursuant to film sale/leaseback transactions, and $2,200,000 which are restricted deposits of US SEARCH.com pledged as collateral on an outstanding letter of credit

                           THE KUSHNER-LOCKE COMPANY
related to a recent lease of a facility ($2,000,000 at September 30, 1999). In addition, the Company has $77,000 in cash collected and reserved for use by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the terms of the Company's credit facility ($734,000 at September 30, 1999).

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

  Investments in Equity Securities -- Cost Method

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

     The preferred stock is convertible into publicly traded common shares of Harvey and earns mandatory dividends payable in cash or additional shares of Harvey preferred stock. The Company recognized dividend earnings, in the form of additional Harvey preferred shares, totaling $406,000 for the year ended September 30, 2000 and $167,000 for the year ended September 30, 1999.

     The detachable warrants are convertible into Harvey common stock and were fully exercisable at issuance. At September 30, 2000, the Company has warrants exercisable into 388,235 shares of Harvey common stock. The warrants begin to expire in 2005.

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

Equipment...........................  3 - 10 years
Furniture and fixtures..............  5 - 7 years
Leasehold improvements..............  Shorter of useful life or lease term
Equipment under capital lease.......  Shorter of useful life or lease term

                           THE KUSHNER-LOCKE COMPANY

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

     During the quarter ended September 30, 2000 the Company recorded an impairment provision of $3,893,000 relating to an investment in equity securities.

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

  International Currency Transactions

     The majority of the Company's foreign sales transactions are payable in U.S. dollars. Accordingly, international currency transaction gains and losses included in the consolidated statements of operations for the three years ended September 30, 2000 were not significant.

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

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                           THE KUSHNER-LOCKE COMPANY
reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimated amounts.

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

  Fair Value of Financial Instruments

     The recorded value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, contractual obligations and participants' share payable for talent residuals approximate their fair value due to the relatively short maturities of these instruments. The fair value of notes payable approximates the recorded value due to the stated interest rate on such instruments. Management estimates that the fair value of the convertible subordinated debentures is less than the recorded value due to the Company's current liquidity position and the subordinated position that these instruments take to the Company's principal credit facility.

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

  Segment Reporting

     The company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended September 30, 1999. Comparative fiscal 1998 disclosures have been included. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for

                           THE KUSHNER-LOCKE COMPANY

Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company's management reporting structure provides for two reportable segments.

  Recent Accounting Pronouncement

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 00-02, "Accounting by Producers or Distributors of Films". The SOP establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising and development costs. Additionally, in June 2000, the FASB issued SFAS No. 139, which rescinds SFAS No. 53 on financial reporting by motion picture film producers and distributors and requires public companies to follow the requirements of SOP 00-02. The SOP is effective for fiscal years beginning after December 15, 2000. The Company plans to early-adopt the SOP in its fiscal year beginning October 1, 2000. As a result of adopting the SOP the Company expects to record a one-time, pre-tax non-cash charge of approximately $2,000,000.

(2) LIQUIDITY AND MANAGEMENT PLANS

     Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. The Company is in active negotiations with The Chase Manhattan Bank to reschedule interest and principal repayments on its existing credit facility and is exploring strategic alternatives, including possible asset sales and additional licensing activities with third parties to enhance liquidity. There can be no assurance that such negotiations will be successful or that asset sales or other transactions will generate sufficient funds to enable the Company to meet its obligations as they become due. In the event Chase restricts the Company's use of capital, the Company will not be able to meet operating requirements.

(3) SUBSIDIARY PUBLIC OFFERING

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

     Subsequent to the offering, the Company retained a 55.2% interest in the subsidiary, which was reduced to 52.6% as of the year ended September 30, 2000. Subsequent to fiscal 2000, the Company sold a portion of its investment in US SEARCH.com and reduced its ownership interest below 50%. During fiscal 1999, the Company recognized a $21,018,000 pre-tax gain based on its revised proportionate share in the subsidiary's increased net equity.

                           THE KUSHNER-LOCKE COMPANY

(4) FILM AND TELEVISION PROGRAM COSTS

     Film and television program costs consist of the following:

                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2000             1999
                                                    -------------    -------------
In process or development.........................   $ 7,311,000      $20,472,000
Released, net of accumulated amortization.........    73,677,000       71,027,000
                                                     -----------      -----------
          Total...................................   $80,988,000      $91,499,000
                                                     ===========      ===========

     Based upon present estimates of anticipated future revenues at September 30, 2000, approximately 70% of the costs related to released films and television programs will be amortized during the three-year period ending September 30, 2003.

     The Company capitalized interest of $600,000, $372,000 and $982,000 to film and television program costs for the years ended September 30, 2000, 1999, and 1998, respectively. During the same respective periods, $7,738,000, $8,154,000 and $7,243,000 of total interest costs were incurred.

(5) INVESTMENTS IN UNCONSOLIDATED ENTITIES, AT EQUITY

     Significant investments in unconsolidated entities are accounted for under the equity method ("equity affiliates"). These entities are principally engaged in the production and distribution of films and television programs. The Company's share of earnings of these equity affiliates is included in income as earned. Investments in equity affiliates at September 30 consist of the following:

                                        OWNERSHIP PERCENTAGE       2000           1999
                                        --------------------    -----------    -----------
BLT Ventures..........................           50%            $   856,000    $   808,000
Cracker Company LLC...................           50%              3,951,000      5,829,000
TV First..............................            0%                     --        357,000
Grendel Productions LLC...............           25%              2,578,000      2,161,000
Swing Ventures........................           50%              1,313,000      1,188,000
Trick Productions.....................           50%              1,068,000      1,047,000
Denial Venture........................           50%                508,000        303,000
World Wide Multimedia.................           30%              4,361,000             --
Others................................           20%                348,000        352,000
                                                                -----------    -----------
                                                                $14,983,000    $12,045,000
                                                                ===========    ===========

                           THE KUSHNER-LOCKE COMPANY

     The summarized unaudited information below at September 30 represents an aggregation of the Company's equity affiliates:

                             FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                               2000           1999
                                                            -----------    -----------
BALANCE SHEET DATA
Assets....................................................  $32,747,000    $22,710,000
Liabilities...............................................    1,397,000      4,133,000
Net assets................................................   31,350,000     18,577,000
Company's equity in net assets............................  $14,983,000    $12,045,000

                                                 2000          1999           1998
                                               ---------    -----------    -----------
EARNINGS DATA
Operating revenues...........................  $ 797,000    $ 4,229,000    $31,871,000
Gross profit (loss)..........................    434,000       (293,000)       963,000
Net earnings (losses)........................   (762,000)    (1,168,000)       972,000
Company's equity in net (losses).............  $(222,000)   $  (520,000)   $  (330,000)

     No dividends were received from equity affiliates for the years ended September 30, 2000, 1999, or 1998.

(6) CREDIT AGREEMENT AND FINANCING ARRANGEMENTS

     Credit arrangements and borrowings consist of the following:

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
Note payable to bank, under a revolving credit facility
  collateralized by substantially all Company assets,
  interest at Libor (6.62% at September 30, 2000) plus 3%,
  outstanding principal balance due September 2001..........   $68,000,000      $66,455,000
Notes payable to banks and/or financial institutions
  consisting of production loans principally collateralized
  by film rights, interest at rates from Libor (6.62% at
  September 30, 2000) plus 2% to Prime (9.50% at September
  30, 2000) plus 2.5%, and maturities at varying dates
  through December 2001.....................................    15,599,000       16,272,000
Term note payable to bank, collateralized by certain
  partnership interests, bearing interest at 7% per annum,
  payable quarterly, due February 2005......................     2,000,000               --
Private placement notes, collateralized by 2,000,000 shares
  of the Company's US SEARCH.com shareholdings, bearing
  interest at 10% per annum, maturing October 2000..........     1,500,000               --
Series B Convertible Subordinated Debentures due December
  2000, bearing interest at 13 3/4% per annum payable
  monthly, net..............................................     1,565,000        1,535,000
8% Convertible Subordinated Debentures due December 2000,
  interest payable February 1 and August 1, net.............       599,000          734,000
  Trade notes payable and debt of US SEARCH.com.............       792,000          198,000
                                                               -----------      -----------
          Total credit agreements and financing
             arrangements...................................   $90,055,000      $85,194,000
                                                               ===========      ===========
          Total notes payable...............................   $87,891,000      $82,925,000
                                                               ===========      ===========
          Total convertible subordinated debentures, net of
             deferred issuance costs........................   $ 2,164,000      $ 2,269,000
                                                               ===========      ===========

                           THE KUSHNER-LOCKE COMPANY

     At September 30, 2000 the Company had a $75,000,000 revolving credit facility with a syndicated group of banks. Chase Manhattan Bank is the agent bank. As extended, the credit facility expires September 30, 2001.

     On December 8, 2000, the Company filed a borrowing base certificate with The Chase Manhattan Bank under its Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits which would be an event of default under the Credit Agreement for which the Agent may terminate the Agreement and/or declare all amounts due and payable thereunder immediately due and payable, and the Company does not believe its present cash position would enable it to repay the amounts due. Additionally, the credit agreement contains restrictive covenants which include, but are not limited to, limitations on additional indebtedness, liens, investments, disposition of assets, guarantees, deficit financing, capital expenditures, affiliate transactions and the use of proceeds, and prohibit the payment of cash dividends and prepayment of most subordinated debt. In addition, the Company must maintain a minimum liquidity level, limit overhead expense and meet certain financial ratios. The bank could declare an event of default if either of Messrs. Locke or Kushner failed to be the Chief Executive Officer of the Company or if any person or group acquired ownership or control of capital stock of the Company having voting power greater than the voting power at the time controlled by Messrs. Kushner and Locke combined (other than any institutional investor able to report its holdings on Schedule 13G which holds no more than 15% of such voting power). The Company received a waiver of default due to non-compliance with an overhead covenant for fiscal 1999.

     At September 30, 2000, the Company had outstanding $15,599,000 of production loans to consolidated entities from Comerica Bank -- California ("Comerica") and Far East National Bank in addition to $20,000 in loans assumed from a previously consolidated entity. The unused portion of credit available under these production loans at September 30, 2000 was $1,707,000. The Company provided $1,500,000 in corporate guarantees for loans to consolidated entities and $400,000 for one loan to an equity affiliate. The guarantees are callable in the event the respective borrower does not repay the loan made by the respective maturity date. Deposits paid by distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the lenders. Additionally, the Company believes the default to the senior credit line and debentures may materially impact the Company's ability to extend the maturity dates of its production loans, and may limit the Company's ability to obtain further production loans.

     During the year ended September 30, 1999, $1,616,000 of the Series B Debentures principal were converted into 174,382 newly-issued shares of common stock of the Company at a rate of $9.2664 per share. No such conversions were made in the year ended September 30, 2000. Unamortized discounts were $7,000 at September 30, 2000. Approximately $32,000 and $49,000 of these costs were amortized under the straight-line method as interest expense for the years ended September 30, 2000 and 1999, respectively. As of September 30, 2000, $1,572,000 principal amount of the debentures were outstanding. The principal balance became due and payable on December 15, 2000. The Company has not repaid the debentures, and is exploring its options for the debentures.

     During the year ended September 30, 2000, $150,000 of the 8% Debentures principal were converted into 25,641 new-issued shares of common stock at a rate of $5.85 per share. During the year ended September 30, 1999, $3,948,000 of the 8% Debentures principal were converted into 674,873 new-issued shares of common stock. Unamortized discounts were $3,000 at September 30, 2000. Approximately $14,000 and $43,000 of these costs were amortized under the straight-line method as interest expense for the years ended September 30, 2000 and 1999, respectively. As of September 30, 2000, $602,000 principal amount of the debentures were outstanding. The principal balance became due and payable on December 15, 2000. The Company has not repaid the debentures, and is exploring its options for the debentures.

     The debentures are subordinated to all existing and future senior indebtedness. The term senior indebtedness includes principal and interest on all indebtedness of the Company to banks, insurance

                           THE KUSHNER-LOCKE COMPANY
companies and similar institutional lenders, and to the public for securities registered under the Securities Act of 1933. Senior indebtedness does not include other debentures, indebtedness to affiliates and indebtedness expressly subordinated to or on parity with the debentures.

     In February 2000 the Company obtained a $2,000,000 loan from Far East National Bank. Interest is payable quarterly commencing March 2000. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP, which collateralize the loan. The Company has obtained additional limited partnership units in World Wide Multimedia LLP in exchange for certain film rights.

     In April 2000, certain individuals, including Messrs. Kushner and Locke, purchased notes from the Company in the aggregate principal amount of $1,500,000 in a private placement pursuant to Regulation D of the Securities Exchange Act of 1934. The notes bore interest at the rate of 10% per annum payable at maturity. At the scheduled six month maturity the holders were entitled to receive, at their election, either a cash payment equal to 15% of the principal amount of the notes purchased or a warrant for a number of shares of common stock equal to their loan principal amount divided by $10. The warrant would be exercisable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. The notes became due in October 2000 and were repaid at that time. The notes were collateralized by a pledge of 2,000,000 shares of the Company's US SEARCH.com shareholdings.

     Credit arrangements and borrowings are due as follows:

                                                            AMOUNT
                                                          -----------
Fiscal Year Ending September 30,
  2001..................................................  $83,597,000
  2002..................................................    4,458,000
  2003..................................................           --
  2004..................................................           --
  2005..................................................    2,000,000
                                                          -----------
          Total.........................................  $90,055,000
                                                          ===========

(7) INCOME TAXES

     Income tax expense (benefit) consisted of the following:

                                                         YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                       2000        1999        1998
                                                      -------    --------    --------
CURRENT:
Federal.............................................  $    --    $186,000    $154,000
State...............................................       --     540,000      27,000
                                                      -------    --------    --------
                                                           --     726,000     181,000
DEFERRED:
Federal.............................................       --          --          --
State...............................................       --          --          --
                                                      -------    --------    --------
          Total income tax expense..................  $    --    $726,000    $181,000
                                                      =======    ========    ========

                           THE KUSHNER-LOCKE COMPANY

     A reconciliation of the statutory Federal income tax rate to the effective rate is presented below:

                                                                   YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory Federal income tax rate...........................  (34)%    34%    (34)%
Alternative minimum taxes and permanent differences.........    0       3       2
Change in valuation allowance...............................   36     (30)     34
State income taxes, net of Federal tax benefit..............   (2)      6       1
                                                              ---     ---     ---
                                                                0%     13%      3%
                                                              ===     ===     ===

     Significant components of deferred tax assets and liabilities, using enacted tax rates, are as follows:

                                                                AT SEPTEMBER 30,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------    -----------
DEFERRED TAX ASSETS:
Net operating loss carryforwards and credits.............  $ 17,404,000    $13,589,000
Allowance for doubtful accounts and other reserves.......     2,007,000      1,169,000
Deferred film license fees...............................     1,247,000      1,306,000
Other temporary differences..............................     1,792,000      1,953,000
Partnerships.............................................       564,000             --
Depreciation.............................................            --         85,000
State taxes..............................................            --        212,000
                                                           ------------    -----------
          Total gross deferred assets....................    23,014,000     18,314,000
          Valuation allowance............................   (22,904,000)    (5,432,000)
                                                           ------------    -----------
          Net deferred tax assets........................  $    110,000    $12,882,000
                                                           ============    ===========
DEFERRED TAX LIABILITIES:
Film amortization........................................  $         --    $ 5,150,000
Partnerships.............................................            --         94,000
Depreciation.............................................        13,000             --
Deferred gain on sale of subsidiary stock................            --      7,638,000
State taxes..............................................        97,000             --
                                                           ------------    -----------
          Total deferred tax liabilities.................  $    110,000    $12,882,000
                                                           ============    ===========

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

     Due to the sale of US SEARCH.com common stock in connection with the subsidiary's initial public offering in June 1999, effective July 1999, US SEARCH.com will no longer join the Company in filing of a consolidated income tax return. The Internal Revenue Code of 1986, as amended, includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur, including significant changes in ownership. Due to the Company's initial public offering and other issuances of common stock and common stock equivalents, utilization of the Company's net operating loss carryforwards to

                           THE KUSHNER-LOCKE COMPANY
offset future income may be limited. Accordingly, as of September 30, 2000, the Company and US SEARCH.com had net operating loss and tax credit carry-forwards as follows:

                                                     AMOUNT
                                         ------------------------------    EXPIRATION DATE
                                         KUSHNER-LOCKE    US SEARCH.COM       BEGINNING
                                         -------------    -------------    ---------------
NOLs for Federal tax purposes..........   $47,480,000      $27,540,000      Fiscal 2007
NOLs for state tax purposes............     8,604,000       13,770,000      Fiscal 2003
International tax credits..............       493,000               --      Fiscal 2001
General business credits...............       191,000               --      Fiscal 2002
Alternative minimum tax credits........       311,000               --          N/A

(8) WARRANTS AND STOCK OPTIONS

  Warrants

     A summary of exercisable warrants at September 30, 2000 is as follows:

               WARRANT HOLDER                 AMOUNT     EXERCISE PRICE    EXPIRATION DATE
               --------------                 -------    --------------    ---------------
Allen & Company warrants....................  500,000       $2.0625        September 2004
Friedman warrants...........................   50,000       $2.0625        September 2004
Friedman consulting warrants................   35,000       $1.6875          June 2002
                                              -------
                                              585,000
                                              =======

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

                           THE KUSHNER-LOCKE COMPANY

The value assigned to the warrants of $1,339,000 is recorded as consulting expense over the term of the agreement with a portion allocated to the private placement financing consummated in fiscal 1999. For the years ended September 30, 2000, 1999 and 1998, the Company recognized consulting expense of $230,000, $579,000 and $332,000, respectively. At September 30,1999, the warrants were fully vested.

  Options

     In 1989, the Board of Directors approved a stock incentive plan (the "Plan") that covers directors, third party consultants and advisors, independent contractors, officers and other employees of the Company. In April 1999 the stockholders approved an increase in the number of shares of Common Stock reserved for issuance from 1,250,000 shares to 1,820,000 shares. In March 2000 the stockholders approved an additional increase in the number of shares of Common Stock reserved for issuance from 1,820,000 to 2,500,000. The Plan allows for the issuance of options to purchase shares of the Company's common stock at an exercise price at least equal to the fair value of the stock on the date of grant. Options generally vest over a three year term subject to continued employment or the completion of services rendered, and have a maximum term of ten years. The Company granted options during the years ended September 30, 2000 and 1999 that resulted in compensation of $6,000 and $150,000, respectively. There were no option grants that resulted in compensation expense for the year ended September 30, 1998. At September 30, 2000, 304,361 shares remained available for future grant.

     The following table summarizes stock option activity for the period from September 30, 1997 to September 30, 2000:

                                                                           WEIGHTED AVERAGE
                                          SHARES        PRICE PER SHARE    EXERCISE PRICES
                                         ---------      ---------------    ----------------
Balance at September 30, 1997..........  1,095,359      $1.50 - $11.64          $4.65
  Granted Fiscal 1998..................    121,668      $1.50 - $ 4.00          $2.65
  Options Expired/Canceled.............   (112,501)     $2.63 - $ 6.36          $3.98
  Options Exercised....................     (9,000)         $3.75               $3.75
                                         ---------
Balance at September 30, 1998..........  1,095,526      $1.50 - $11.64          $2.93
  Granted Fiscal 1999..................    502,243      $2.97 - $10.25          $4.63
  Options Exercised....................   (317,309)     $1.50 - $ 6.36          $2.74
                                         ---------
Balance at September 30, 1999..........  1,280,460      $1.50 - $11.64          $4.42
  Granted Fiscal 2000..................    536,667(1)   $0.00 - $ 6.56          $0.93
  Options Expired/Canceled.............   (159,519)     $1.88 - $11.64          $7.33
  Options Exercised....................   (435,500)(1)  $0.00 - $ 1.88          $0.03
                                         ---------
Balance at September 30, 2000..........  1,222,108      $1.50 - $10.25          $4.07
                                         =========

---------------
(1) Includes 425,000 shares of restricted stock granted out of the Common Stock reserved for issuance under the Company's Plan.

     Additional information with respect to the outstanding options as of September 30, 2000 is as follows:

                             OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                   ---------------------------------------   --------------------
                               WEIGHTED AVERAGE   AVERAGE                AVERAGE
    RANGE OF       NUMBER OF      REMAINING       EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES     SHARES     CONTRACTUAL LIFE    PRICE      SHARES      PRICE
---------------    ---------   ----------------   --------   ---------   --------
 $1.50 - $ 3.00      400,443      7.07 years       $1.92       323,777    $1.93
 $3.01 - $ 6.00      714,166      6.63 years       $4.76       668,333    $4.78
 $6.01 - $11.64      107,499      8.45 years       $7.49        92,499    $8.31
                   ---------                                 ---------
                   1,222,108                                 1,084,609
                   =========                                 =========

                           THE KUSHNER-LOCKE COMPANY

     Options exercisable at September 30, 1999 and 1998 were 1,060,185 and 671,087, respectively. The weighted average exercise price of these exercisable options at September 30, 1999 and 1998 were $4.83 and $4.79, respectively.

     The pro forma effects of applying SFAS No. 123 are as follows:

                                                      YEAR ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                  2000           1999          1998
                                              ------------    ----------    -----------
Net earnings (loss)
  As reported...............................  $(39,254,000)   $4,471,000    $(6,336,000)
                                              ============    ==========    ===========
  Pro forma.................................  $(40,442,000)   $3,689,000    $(6,662,000)
                                              ============    ==========    ===========
Earnings (loss) per share
  As reported...............................  $      (2.84)   $      .38    $      (.69)
                                              ============    ==========    ===========
  Pro forma.................................  $      (2.92)   $      .31    $      (.73)
                                              ============    ==========    ===========

     The pro forma disclosure of applying SFAS No. 123 is estimated on the option's date of grant using assumptions of the expected term to exercise, volatility, risk-free rate, and the expected dividend yield. A summary of these assumptions is as follows:

                                                                                    DIVIDEND
                                 EXPECTED TERM     VOLATILITY     RISK-FREE RATE     YIELD
                                 -------------    ------------    --------------    --------
Fiscal 2000....................    10 years          80.08%       6.46% - 6.97%        0%
Fiscal 1999....................    10 years       71.6 - 76.2%    5.11% - 7.09%        0%
Fiscal 1998....................    10 years          71.6%        5.67% - 5.89%        0%

(9) COMMITMENTS AND CONTINGENCIES

  Compensation

     Messrs. Kushner and Locke entered into employment agreements that expire in March 2004. Those agreements provide for base compensation to each individual of $500,000, $525,000, $550,000 and $575,000 in the fiscal years ended September
30, 2001, 2002, 2003 and 2004, respectively. The Company also provides Messrs. Kushner and Locke with certain fringe benefits, including $3,500,000 of term life insurance with a split dollar ownership structure and disability insurance for each person.

     The Company has agreements with five other employees and officers of the Company, excluding US SEARCH.com, which provide for annual base salaries each ranging from $117,500 to $250,000, eligibility for options, performance bonuses, and severance payments.

  Employee Benefit Plans

     The Company participates in various multiemployer defined benefit and defined contribution pension plans under union and industry agreements. These plans include substantially all temporary film production employees covered under various collective bargaining agreements. The Company incurred $254,000, $425,000, and $345,000 of multi-employer plan costs in fiscal 2000, 1999, and 1998, respectively. Such costs are capitalized as a component of film and television programming costs. The Company funds the costs of such plans as incurred.

  Leases

     The Company and its subsidiaries lease certain facilities and equipment. The leases generally provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property.

                           THE KUSHNER-LOCKE COMPANY

     At September 30, 2000, the future minimum payments under leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                       CAPITAL     OPERATING
              YEAR ENDING SEPTEMBER 30,                 LEASES       LEASES
              -------------------------                --------    ----------
  2001...............................................  $198,000    $  674,000
  2002...............................................    61,000       674,000
  2003...............................................    37,000       708,000
  2004...............................................        --       720,000
  2005...............................................        --       540,000
  Thereafter.........................................        --            --
                                                       --------    ----------
Total minimum future lease rental payments...........  $296,000    $3,316,000
                                                                   ==========
Less: amounts representing interest..................   (21,000)
                                                       --------
Capitalized lease obligations, included within
  Contractual obligations in the consolidated balance
  sheet at September 30, 2000........................  $275,000
                                                       ========

     Rental expense for all operating leases for the years ended September 30, 2000, 1999 and 1998 was approximately $1,340,000, $678,000 and $657,000, respectively.

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

(10) RELATED PARTY TRANSACTIONS

     In fiscal 1998 Messrs. Kushner and Locke each earned annual base compensation of $425,000. In fiscal 1999 Messrs. Kushner and Locke each earned base compensation at an annual rate of $450,000 through March 1999 and $475,000 thereafter. In fiscal 2000 Messrs. Kushner and Locke each earned base compensation at an annual rate of $475,000. In March 1999, the Company granted to each of Messrs. Kushner and Locke 50,000 shares of restricted common stock and accelerated the vesting of 33,333 then unvested stock options. In September 1999, the Company granted to each of Messrs. Kushner and Locke bonuses of $500,000 and options to purchase 100,000 shares of common stock. In April 2000, the Company granted to each of Messrs. Kushner and Locke 200,000 shares of restricted common stock, with the restrictions lapsing in equal portions over a three-year period. These shares are considered issued but not outstanding at September 30, 2000 due to the aforementioned restrictions.

                           THE KUSHNER-LOCKE COMPANY

     The following is a summary of stock and option compensation to each of Messrs. Kushner and Locke for the three-year period ended September 30, 2000:

                               OPTIONS/SHARES                      VESTED, NET OF EXERCISE
         GRANT DATE                ISSUED        EXERCISE PRICE     AT SEPTEMBER 30, 2000     VESTING REQUIRED
         ----------            --------------    --------------    -----------------------    ----------------
February 1999................      50,000               N/A                    N/A                   (1)
September 1999...............     100,000           $4.6875                100,000                   (2)
April 2000...................     200,000               N/A                    N/A                   (3)

---------------
(1) Restrictions removed in June 1999.

(2) Immediately vested upon grant.

(3) Vest over a three year period from April 2001 to April 2003.

     Outside directors each receive annual compensation between $15,000 and $25,000 in cash. The following is a summary of option compensation to outside directors for the three year period ended September 30, 2000.

                                                                         VESTED, NET OF
                                                OPTIONS    EXERCISE       EXERCISES AT       VESTING
           HOLDER               GRANT DATE      ISSUED      PRICE      SEPTEMBER 30, 2000    REQUIRED
           ------             --------------    -------    --------    ------------------    --------
Irwin Friedman..............  June 1998         16,667     $2.8438           11,111             (1)
Irwin Friedman..............  February 1999     13,333     $7.19             13,333             (2)
Irwin Friedman..............  September 1999    13,333     $4.8125           13,333             (2)
Stuart Hersch...............  August 1997       16,667     $1.875            16,667             (1)
Stuart Hersch...............  February 1999     13,333     $7.19             13,333             (2)
Stuart Hersch...............  September 1999    13,333     $4.8125           13,333             (2)
Stuart Hersch...............  September 1999    40,000     $4.8125           40,000             (2)
John Lannan.................  June 1998         16,667     $2.8438           11,111             (1)
John Lannan.................  February 1999     13,333     $7.19             13,333             (2)
John Lannan.................  September 1999    13,333     $4.8125           13,333             (2)

---------------
(1) Vests one-third at grant date and one-third over next two anniversaries of the grant date.

(2) Immediately vested upon grant.

     The Company loaned the President and Chief Operating Officer a total of $300,000 in September and October 1996. The loan bears interest at 8% per year and is due through October 2001. Pursuant to his employment contract, during fiscal 1998 and fiscal 1999 $50,000 and $100,000 principal amounts of the loan, respectively, plus interest on such amounts, were forgiven and recorded as additional compensation expense. In addition, the Company loaned the executive $100,000 in January, 2000, with interest due quarterly at a rate of 8%. At September 30, 2000, $100,000 remained outstanding.

     During 1989, the Company entered into a consulting agreement with Stuart Hersch, a director of the Company. The agreement is on a month-to-month basis. For the years ended September 30, 1998, 1999 and 2000 the Company recognized $90,000, $71,000 and $59,200 respectively, in consulting expense under this agreement.

     Since 1991 Irwin Friedman, a director of the Company, has rendered financial consulting services to the Company through the firm I. Friedman Equities, Inc. During 1997 in connection with rendering certain services, that firm was granted warrants exercisable for 100,000 shares of common stock (Note
7). For the years ended September 30, 1998, 1999 and 2000 the Company recognized $24,000, $48,000 and $101,000, respectively, in consulting expense under various agreements with that firm. During the year ended September 30, 1999, I. Friedman Equities, Inc. was also paid $62,000 pursuant to a 1996 agreement in

                           THE KUSHNER-LOCKE COMPANY
connection with the redemption of Class C Common Stock Warrants, and that amount was charged to stockholders' equity.

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

(11) SEGMENT INFORMATION

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

                           THE KUSHNER-LOCKE COMPANY

     Summarized financial information regarding the Company's business segments is shown in the table below.

                                                     FILM AND         SEARCH
                                                    TELEVISION       SERVICES      CONSOLIDATED
                                                   ------------    ------------    ------------
FISCAL 2000:
Operating revenues...............................  $ 34,961,000    $ 24,679,000    $ 59,640,000
Gross profit (loss)..............................    (1,337,000)     13,354,000      12,017,000
(Loss) before income taxes.......................   (24,459,000)    (14,795,000)    (39,254,000)
Total assets.....................................   133,095,000      18,105,000     151,200,000

FISCAL 1999:
Operating revenues...............................    34,143,000      15,747,000      49,890,000
Gross profit.....................................       917,000       9,307,000      10,224,000
Earnings (loss) before income taxes..............    16,539,000     (11,342,000)      5,197,000
Total assets.....................................   154,627,000      30,488,000     185,115,000

FISCAL 1998:
Operating revenues...............................    68,261,000       7,869,000      76,130,000
Gross profit.....................................    10,223,000       4,280,000      14,503,000
(Loss) before income taxes.......................     1,419,000      (4,736,000)      6,155,000
Total assets.....................................   134,319,000       2,786,000     137,105,000

  Geographic Data

     The revenues of equity affiliates are generated worldwide and their operations are principally located in the United States. The table below presents sources of operating revenue by country or territory for the Company and consolidated subsidiaries. Equity affiliates are not included.

                                                      YEAR ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                 2000           1999           1998
                                              -----------    -----------    -----------
United States...............................  $41,533,000    $33,862,000    $40,251,000
Germany.....................................    5,427,000      4,420,000     12,954,000
France......................................    2,105,000        281,000      2,302,000
Great Britain...............................      745,000      1,712,000      1,596,000
Latin America...............................    2,299,000      5,625,000      3,574,000
Australia...................................       48,000        719,000      2,181,000
Japan.......................................      795,000        637,000      3,077,000
Spain.......................................    1,314,000             --      3,289,000
Italy.......................................    1,500,000        383,000      3,463,000
Other foreign countries or territories......    3,874,000      2,251,000      3,443,000
                                              -----------    -----------    -----------
          Total revenues....................  $59,640,000    $49,890,000    $76,130,000
                                              ===========    ===========    ===========

                           THE KUSHNER-LOCKE COMPANY

     The following table presents film and television program costs and total assets based upon their geographic location:

                                           UNITED         LATIN         GREAT
                                           STATES        AMERICA       BRITAIN         TOTAL
                                        ------------    ----------    ----------    ------------
September 30, 2000:
  Film and television program costs...  $ 80,407,000    $  581,000    $       --    $ 80,988,000
  Total assets........................   146,177,000     3,065,000     1,958,000     151,200,000
September 30, 1999:
  Film and television program costs...    89,163,000     2,508,000            --      91,499,000
  Total assets........................   179,864,000     3,163,000     2,088,000     185,115,000
September 30, 1998:
  Film and television program costs...    73,773,000            --            --      73,773,000
  Total assets........................   132,756,000     2,361,000     1,988,000     137,105,000

  Customer Concentration

     For the year ended September 30, 2000, sales to two United States and one international film and television program customer represented 28% of the Company's consolidated operating revenues. At September 30, 2000, accounts receivable from two customers represented 40% of the Company's consolidated accounts receivable. For the year ended September 30, 1999, sales to one United States film and television program customer represented 18% of the Company's consolidated operating revenues. At September 30, 1999, accounts receivable from two customers represented 31% of the Company's consolidated accounts receivable. For the year ended September 30, 1998, sales to two international film and television program customers represented 26% of the Company's consolidated operating revenues. At September 30, 1998, accounts receivable from two customers represented 41% of the Company's consolidated accounts receivable.

                           THE KUSHNER-LOCKE COMPANY

(12) EARNINGS (LOSS) PER SHARE

     The table below reconciles net earnings (loss) and average shares of common stock outstanding to those amounts used to calculate basic and diluted earnings
(loss) per share.

                                                              YEAR ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------    -----------    -----------
NUMERATOR:
Numerator for basic earnings per share -- earnings
  (loss) available to common stockholders..........  $(39,254,000)   $ 4,471,000    $(6,336,000)
Effect of dilutive securities: interest on
  convertible debt.................................            --         60,000             --
                                                     ------------    -----------    -----------
Numerator for diluted earnings per share --earnings
  (loss) available to common stockholders after
  assumed conversions..............................  $(39,254,000)   $ 4,531,000    $(6,336,000)
                                                     ------------    -----------    -----------
DENOMINATOR:
Denominator for basic earnings per
  share -- weighted average shares.................    13,839,000     11,755,000      9,181,000
                                                     ------------    -----------    -----------
Effect of dilutive securities:
  Employee stock options...........................            --        378,000             --
  Warrants.........................................            --        434,000             --
  Convertible debentures...........................            --        129,000             --
                                                     ------------    -----------    -----------
  Dilutive potential common shares.................            --        941,000             --
                                                     ------------    -----------    -----------
Denominator for diluted earnings per
  share -- adjusted weighted average shares and
  assumed conversions..............................    13,839,000     12,696,000      9,181,000
                                                     ============    ===========    ===========
Basic earnings (loss) per share....................  $      (2.84)   $       .38    $      (.69)
                                                     ============    ===========    ===========
Diluted earnings (loss) per share..................  $      (2.84)   $       .36    $      (.69)
                                                     ============    ===========    ===========

     All options, warrants, and convertible debentures were antidilutive for the year ended September 30, 2000. A total of 367,000 shares of common stock representing the potential exercise of options, warrants and the potential conversion of debentures were not included in the calculation of diluted earnings per share for fiscal 1999, as the impact of including such securities would be antidilutive. All options, warrants, and convertible debentures were antidilutive for the year ended September 30, 1998.

(13) FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2000, the Company revised its estimates of future revenues for certain library product. In addition during the fourth quarter of 2000, the Company increased its provision for bad debts. The adjustments to revise estimates of future revenues and increase the allowance for doubtful accounts recorded in the fourth quarter of 2000 amounted to approximately $8,425,000. Additionally, in the fourth quarter, as a result in the decline in market value of Harvey Entertainment, Inc., the Company recorded a $3,893,000 impairment write down of its equity investment.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

                                                        YEAR ENDED SEPTEMBER 30,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
CASH PAID FOR:
  Interest.....................................  $6,845,000    $7,436,000    $6,427,000
  Taxes........................................  $   79,000    $   30,000    $   40,000

                           THE KUSHNER-LOCKE COMPANY

  Fiscal 1998:

     - The Company acquired an 80% interest in 800-US Search in exchange for certain guaranties of indebtedness. In conjunction with the acquisition, liabilities assumed were:

Fair value of assets acquired............................  $  461,000
Cash paid for the capital stock..........................          --
Liabilities assumed......................................  $2,557,000

     - $300,000 of convertible subordinated debentures were converted into 51,282 adjusted shares of common.

  Fiscal 1999:

     - The Company assigned a note receivable from August of $192,000 to a subsidiary to reduce pre-existing subsidiary obligations to August (Note
       9).

     - $100,000 of a note receivable from an officer of the Company was forgiven (Note 9).

     - $296,000 in related party notes of US Search.com were forgiven (Note 9).

     - The Company issued common stock with a value of $5,820,000 in exchange for convertible preferred stock and detachable warrants in Harvey (Note
       1).

     - $9,713,000 of convertible subordinated debentures were converted into 1,288,185 adjusted shares of common stock.

     - A formerly-consolidated film production subsidiary was deconsolidated as the Company no longer exercised control. The non-cash reduction in assets and liabilities were:

Accounts receivable......................................  $   16,000
Film and television program costs........................  $1,810,000
Other assets.............................................  $   40,000
Accounts payable and accrueds............................  $   38,000
Notes payable............................................  $1,950,000

  Fiscal 2000:

     - $146,000 of convertible subordinated debentures were converted into 25,641 adjusted shares of common stock.

     - $150,000 of a note receivable from an officer of the Company was recorded as compensation expense.

     - The Company purchased partnership units in World Wide Multimedia, LLP by contributing film titles valued at $2,500,000 and paying $2,000,000 in cash proceeds from a loan from Far East National Bank.

                                                                     SCHEDULE II

                           THE KUSHNER-LOCKE COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT     ADDITIONS CHARGED    DEDUCTIONS
                                       BEGINNING OF      TO COSTS AND         DUE TO       BALANCE AT
                                          PERIOD           EXPENSES         WRITE-OFFS    END OF PERIOD
                                       ------------    -----------------    ----------    -------------
Allowances for Doubtful Accounts:
  Year Ended 9/30/00.................   $3,248,000         6,068,000         4,870,000     $4,446,000
                                        ==========         =========        ==========     ==========
  Year Ended 9/30/99.................   $2,509,000         2,959,000        (2,220,000)    $3,248,000
                                        ==========         =========        ==========     ==========
  Year Ended 9/30/98.................   $  925,000         2,118,000          (534,000)    $2,509,000
                                        ==========         =========        ==========     ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE KUSHNER-LOCKE COMPANY
                                          (Registrant)

Dated: December 18, 2000                          /s/ DONALD KUSHNER
                                          --------------------------------------
                                                      Donald Kushner
                                                Co-Chairman of the Board,
                                              Co-Chief Executive Officer and
                                                        Secretary

Dated: December 18, 2000                          /s/ BRETT ROBINSON
                                          --------------------------------------
                                                      Brett Robinson
                                             Senior Vice President and Chief
                                                    Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dated indicated.

                                          THE KUSHNER-LOCKE COMPANY
                                          (Registrant)

Dated: December 18, 2000                            /s/ PETER LOCKE
                                          --------------------------------------
                                                       Peter Locke
                                               Co-Chairman of the Board and
                                                Co-Chief Executive Officer

Dated: December 18, 2000                          /s/ DONALD KUSHNER
                                          --------------------------------------
                                                      Donald Kushner
                                                Co-Chairman of the Board,
                                              Co-Chief Executive Officer and
                                                        Secretary

Dated: December 18, 2000                          /s/ BRETT ROBINSON
                                          --------------------------------------
                                                      Brett Robinson
                                             Senior Vice President and Chief
                                                    Financial Officer

Dated: December 18, 2000                          /s/ IRWIN FRIEDMAN
                                          --------------------------------------
                                                      Irwin Friedman
                                                         Director

Dated: December 18, 2000                           /s/ STUART HERSCH
                                          --------------------------------------
                                                      Stuart Hersch
                                                         Director

Dated: December 18, 2000                            /s/ JOHN LANNAN
                                          --------------------------------------
                                                       John Lannan
                                                         Director

                               INDEX TO EXHIBITS

 3       Articles of Incorporation(A)
 4.1     Indenture between the Company and National City Bank of
         Minneapolis, as Trustee, dated as of December 1, 1990
         pertaining to 10% Convertible Subordinated Debentures Due
         2000, Series A(E)
 4.2     First Supplemental Indenture between the Company and
         National City Bank of Minneapolis, as Trustee, dated as of
         March 15, 1991 pertaining to 10% Convertible Subordinated
         Debentures Due 2000, Series A(F)
 4.3     Indenture between the Company and National City Bank of
         Minneapolis, as Trustee, dated as of December 1, 1990
         pertaining to 13 3/4% Convertible Subordinated Debentures
         Due 2000, Series B(E)
 4.4     Warrant agreement between the Company and City National
         Bank, as Warrant Agent, dated as of March 19, 1991
         pertaining to Common Stock Purchase Warrants(F)
 4.5     Warrant agreement dated September 5, 1997 between the
         Company and Allen & Company Incorporated.(U)
 4.6     Warrant agreement dated September 5, 1997 between the
         Company and I. Friedman Equities, Inc.(U)
 4.7     Warrant Agreement dated June 27, 1997 between the Company
         and I. Friedman Equities, Inc.(U)
10.1     Amended and Restated Employment Agreement dated October 1,
         1997 between the Company and Donald Kushner.(W)
10.1.1   First Amendment to Amended and Restated Employment Agreement
         dated March 2, 1999 between the Company and Donald
         Kushner.(Y)
10.2     Amended and Restated Employment Agreement dated October 1,
         1997 between the Company and Peter Locke.(W)
10.2.1   First Amendment to Amended and Restated Employment Agreement
         dated March 2, 1999 between the Company and Peter Locke.(Y)
10.3     1988 Stock Incentive Plan of the Company(A)
10.4     Form of Indemnification Agreement(A)
10.5     Kushner-Locke Shareholders' Cross-Purchase Agreement dated as of October 1, 1988 between and among Donald Kushner,
         Rebecca Hight, Peter Locke, Karen Locke, Peter Locke
         Productions, Inc. and Twelfth Street Limited(A)
10.5.1   Amendment dated as of May 14, 1992 to the Kushner-Locke
         Shareholders' Cross-Purchase Agreement dated as of October
         1, 1988 between and among Donald Kushner, Rebecca Hight,
         Peter Locke, Karen Locke, Peter Locke Productions, Inc. and
         Twelfth Street Limited(I)
10.6     Kushner-Locke Trust Agreement dated as of October 1, 1988
         between and among Donald Kushner, Rebecca Hight, Peter
         Locke, Karen Locke, Peter Locke Productions, Inc. and
         Twelfth Street Limited(A)
10.6.1   Amendment dated May 14, 1992 to the Kushner-Locke Trust
         Agreement dated as of October 1, 1988 between and among
         Donald Kushner, Rebecca Hight, Peter Locke, Karen Locke,
         Peter Locke Productions, Inc. and Twelfth Street Limited(I)
10.12    Lease Agreement, dated as of November 1989, between the
         Company and 11601 Wilshire Associates(G)
10.12.1  Amended Lease Agreement(G)
10.12.2  Lease Agreement by and between Arden Realty Limited
         Partnership and The Kushner-Locke Company as of August 13,
         1999.(G)

10.16    Warrant Agreement between the Company and Chatfield Dean &
         Co., Inc. dated as of November 13, 1992(J)
10.19    Fiscal Agency Agreement dated March 10, 1994 between and
         among the Company, Bank America National Trust Company and
         Bank of America National Trust and Savings Association(K)
10.19.1  Side letter between the Company and BankAmerica Trust
         Company to the Fiscal Agency Agreement dated March 10, 1994 between and among the Company, BankAmerica Trust Company and
         Bank of America National Trust and Savings Association(K)
10.20    Warrant Agreement dated March 10, 1994 between the Company and RAS Securities Corp.(K)
10.21    Warrant Agreement dated March 10, 1994 between the Company and I. Friedman Equities, Inc.(K)
10.22    Fiscal Agency Agreement dated July 25, 1994 between and
         among the Company, Bank America National Trust Company and
         Bank of America National Trust and Savings Association(L)
10.27    Loan and Security Agreement dated December 1, 1994 between the Company and August Entertainment, Inc., and Guarantees
         between the Company, August Entertainment, Inc. and the
         Allied Entertainments Group PLC and certain of its
         subsidiaries(M)
10.44    Amendment to the 1988 Stock Incentive Plan dated May 17,
         1994(Q)
10.56    Letter Agreement, dated as of April 12, 1996, by and among
         The Kushner-Locke Company, Chemical Bank and Chase
         Securities Inc.(T)
10.57    Credit, Security, Guaranty and Pledge Agreement, dated as of
         June 19, 1996, among The Kushner-Locke Company, the
         Guarantors named therein, the lenders named therein and The
         Chase Manhattan Bank, N.A., (formerly Chemical Bank) as
         Agent, and as Fronting Bank for the lenders (the "Credit
         Agreement")(T)
10.58    Employment Agreement dated September 14, 1996 between The
         Kushner-Locke Company and Bruce St. J Lilliston(V)
10.59    Loan and Security Agreement dated March 1, 1996 between The
         Kushner-Locke Company and its subsidiaries and Banque
         Paribas, Los Angeles Agency(V)
10.61    Waiver of Section 6.17 Overhead Expenses of the Credit
         Agreement, dated as of                .(V)
10.62    Amendment No. 5 dated as of December 22, 1997 to the Credit
         Agreement.(W)
10.63    Amendment No. 6 dated as of May 13, 1998 to the Credit
         Agreement.(X)
10.64    Amendment No. 7 dated as of December, 1998 to the Credit
         Agreement.(Y)
10.65    Waiver of Section 6.17 Overhead Expenses of the Credit
         Agreement, dated as of December 9, 1999.(Y)
10.66    Amendment No. 8 dated as of May 14, 1999 to the Credit
         Agreement.(Z)
10.67    Amendment No. 9 dated as of April 18, 2000 to the Credit
         Agreement.(Z)
10.68    Amendment No. 10 dated as of August 23, 2000 to the Credit
         Agreement.(Z)
23.1     Consent of PricewaterhouseCoopers LLP
27       Financial Data Schedule

---------------
 (A) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-18, as amended, effective December 5, 1988 (Commission File No. 33-25101-LA).

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

 (Z) Filed herewith.