Form 10-K/A
period 2000-09-30
KUSHNER LOCKE CO
filed 2001-01-29
CIK 842009

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value based on the closing price of the Registrant's Common Stock held by nonaffiliates of the Registrant was approximately $3,029,000 as of January 26, 2001.

There were 13,847,210 shares of outstanding Common Stock of the Registrant as of January 26, 2001.

Total number of pages: 19

The undersigned registrant hereby amends its Annual Report on Form-K for the fiscal year ended September 30, 2000 by replacing the following Items in their entirety:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Executive Officers and

DirectorsDirectors of the Company are elected annually by the shareholders to serve for a term of one year or until their successors are duly elected and qualified. Officers are elected by the Board of Directors and serve at the Board's pleasure. Set forth below is certain information concerning each person who was an executive officer or director of the Company as of September 30, 2000.

                                     Director
   Name                     Age        Since       Position
   ----                     ---        -----       --------
Peter Locke                 57          1983       Co-Chairman and Co-Chief Executive Officer; Director
Donald Kushner              55          1983       Co-Chairman, Co-Chief Executive Officer and Secretary; Director
Irwin Friedman+             66          1998       Director
Stuart Hersch+              49          1989       Director
John Lannan+                54          1998       Director
Bruce St. J. Lilliston      48           -         Chief Operating Officer and President
Brett Robinson              31           -         Senior Vice President and Chief Financial Officer


----------------------
+    Member of Audit Committee and Compensation Committee


Background of Executive Officers and Directors

The business experience, principal occupations and employment of each of the directors and executive officers of the Company, for at least the past five years, are as follows:

Peter Locke co-founded the Company with Donald Kushner in 1983 and currently serves as Co-Chairman and Co-Chief Executive Officer of the Company. Mr. Locke has served as executive producer on substantially all of the Company's productions since its inception. Prior to 1983, Mr. Locke produced several prime-time television programs, including two years of the Stockard Channing Show and the NBC television mini-series

The Star Maker, starring Rock Hudson. Mr. Locke also produced two made-for-television movies telecast on CBS and the films The Hills Have Eyes Parts I and II. Mr. Locke is a member of the board of directors of US SEARCH.com.

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

Bruce St.J Lilliston became President and Chief Operating Officer of the Company in October, 1996. Prior to joining the Company, Mr. Lilliston practiced entertainment law for 19 years. He represented the Company in various transactions for the two years preceding his appointment as Company President and Chief Operating Officer. Mr. Lilliston served as an arbitrator for the American Film Marketing Association, and also served a special master for the Los Angeles Superior Court. He graduated from the University of Chicago Law School in 1977, where he was an associate editor of the University of Chicago Law Review. He received his bachelor of arts degree with honors from Brown University in 1974. Mr. Lilliston was a partner in the law firm of Paul, Hastings, Janofsky & Walker from 1989 to 1991, where he was managing partner of that firm's entertainment finance and transactions practice. Mr. Lilliston resigned from his positions with the Company in January, 2001.

Brett Robinson joined the Company in June, 2000 as Senior Vice President and Chief Financial Officer. Previously, Mr. Robinson worked for eight years at dick clark productions, inc. in various capacities, most recently as the Controller, a position he held from November, 1997 until his departure. Mr. Robinson also worked for two years for NAPICO, a real estate syndication firm in Beverly Hills. He received his bachelor of science degree from California State University, Sacramento in May, 1990. Mr. Robinson is a licensed CPA in the State of Maryland.

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

During the 2000 fiscal year, there were 10 meetings of the Board of Directors, two meetings of the Compensation Committee and six meetings of the Audit Committee of the Board of Directors, including joint meetings. Each director attended all of the meetings of the Board of Directors, the Compensation Committee and the Audit Committee held during the period for which he was a director or for which he had served as a committee member.

OTHER SIGNIFICANT EMPLOYEES

The business experience, principal occupations and employment for at least the past five years of certain other significant employees who have made or are expected to make significant contributions to the business of the Company are as follows:

Rob Aft, age 36, was appointed President of International Distribution of the Company in December 1999. From November 1994 to November 1999, Mr. Aft was Senior Vice President for Worldwide Distribution at Behaviour Worldwide. From August 1991 to November 1994, Mr. Aft was Vice President International Sales for Trimark Holdings. Mr. Aft is a member of the board of directors of the American Film Marketing Association.

Richard Marks, age 52, was appointed Executive Vice President and General Counsel of the Company in April 1997. Prior to that, he served as the Company's Senior Vice President in charge of Legal and Business Affairs since joining the Company in October 1993. From 1991 to October 1993, Mr. Marks served as Senior Vice President in charge of Business and Legal Affairs for Media Home Entertainment, an independent film producer and video distributor. From 1983 to 1991 Mr. Marks held similar legal and business affairs positions with Walt Disney Pictures, Paramount Pictures and Weintraub Entertainment Group.

Adam Moos, age 40, joined the Company in October 1999 as Executive Vice President-Production. From 1994 to October 1999, Mr. Moos was Vice President-Production at Film Finances, Inc., a production guarantor.

Steven Rosen, age 40, joined the Company in June 1994 as Production Controller. In June 1995 Mr. Rosen was appointed Director - Production Finance. In June 1997 Mr. Rosen was appointed Vice President - Production Finance. In January 1999 Mr. Rosen was appointed Executive Vice President, Operations and Finance. Prior to June 1994 Mr. Rosen served as Controller of The Finnigan Pinchuk Company.

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

Based solely on a review of the copies of such forms furnished to the Company during or with respect to fiscal 2000, and certain written representations from executive officers and directors, the Company believes that each such person has complied with all Section 16(a) filing requirements applicable to such executive officers, directors and greater than 10% beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

The following table sets forth the cash compensation paid or accrued by the Company during the fiscal year ended September 30, 2000 to the Chief Executive Officer and each executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers").


                                                                                     Long-Term
                                                                                 Compensation Awards
                                                      Annual               -------------------------------
                                                  Compensation (1)                             Securities          All Other
                                              ----------------------        Restricted         Underlying         Compensation
                                 Fiscal       Salary          Bonus           Stock            Options/SAR           (1 )(4)
 Name and Principal Position      Year         ($)             ($)          Awards ($)             (#)                 ($)
----------------------------------------------------------------------------------------------------------------------------------
 Peter Locke (2) (3)              2000        475,000            --               --           200,000/0(6)              --
 Co-Chairman, Co-Chief            1999        457,596         679,904        243,750(5)        100,000/0                4,216
  Executive Officer               1998        425,000            --               --                 --                30,856

 Donald Kushner (3)               2000        475,000            --               --           200,000/0(6)              --
 Co-Chairman, Co-Chief            1999        457,596         679,904        243,750(5)        100,000/0                4,216
  Executive Officer and           1998        425,000            --               --                 --                27,989
  Secretary

 Bruce Lilliston                  2000        400,000            --               --            41,667/0                 --
 President and Chief              1999        400,000         118,811             --            12,500/0                 --
  Operating Officer               1998        400,000          74,132             --             8,333/0                 --

 Robert Swan                      2000        155,351            --               --            2,500/0(7)               --
 Senior Vice President and        1999        186,153          20,000             --                 --                  --
  Chief Financial Officer         1998        172,558            --               --                 --                  --


----------------------

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

(6) Represents the award of restricted shares of common stock by the Company, with the restrictions to be lifted starting one year after the grant date. As such, the realized value is not able to be determined as of January 29, 2001.

(7) Represents a performance stock award by the Company for which registration of such shares was not completed as of January 29, 2001. As such, the realized value is not able to be determined as of January 29, 2001.


EMPLOYMENT AGREEMENTS

Messrs. Kushner and Locke. In March, 1994 the Company amended employment agreements with each of Messrs. Kushner and Locke to extend the term of the agreement to September 1998 and reduce the maximum annual performance bonus that each may receive to 4% of pre-tax earnings up to a maximum of $270,000 in fiscal 1997 and $290,000 in fiscal 1998. Under the revised agreements, Messrs. Kushner and Locke each received a base salary of $425,000 in fiscal 1997 and fiscal 1998. In addition, the Company granted to each, in March, 1994, options to purchase 150,000 adjusted shares of common stock at an adjusted exercise price per share of $5.04. The options are fully vested.

In October, 1997 the Company extended the term of Messrs. Kushner and Locke's agreements to October, 2002. Messrs. Kushner and Locke each continued to receive annual base compensation of $425,000 in fiscal 1998, and receive $25,000 annual increases beginning in fiscal 1999 under the amended agreement up to a maximum of $525,000. If Company achieves earnings before income taxes prior to the profit bonuses in excess of $2,000,000, each of Messrs. Kushner and Locke are entitled to profit bonuses at graduated rates ranging from 5% of such annual earnings before income taxes up to $4,000,000, with increasing percentages up to 7.5% of annual earnings before income taxes in excess of $8,000,000. The total profit bonus is not to exceed two times annual base compensation.

In August, 1997 the Company granted to each of Messrs. Kushner and Locke options to purchase 83,333 adjusted shares of Common Stock at an exercise price per share of $1.875. These options (time vesting options) vest over a five year period, with 20% vesting respectively on each of the five annual anniversary dates following the date of the grant (subject to acceleration in the event of termination of optionee's employment agreement by such optionee for "cause" (as defined therein) or wrongfully by the Company or upon certain "Events" (as defined under the agreement), including termination following a "change-in-control" as defined in the agreement). The Company also granted to each of Messrs. Kushner and Locke options to purchase an additional 83,333 (post reverse split) shares of Common Stock at an exercise price per share equal to $1.875, vesting at the rate of 20% per year, but exercisable only upon (i) the achievement of at least 85% of certain annual earnings before income tax targets to be set by the board of directors or (ii) the Company's Common Stock reaching certain public trading prices ranging from $3.00 to $6.00 per share. Such performance options are also subject to accelerated vesting and exercisability under the circumstances described above for the time-vesting option tranche. As of September 30, 1999 50,000 time vesting options and 83,333 performance options had vested for each of Messrs. Kushner and Locke.

In March, 1999 the Company further amended the employment contracts of Messrs. Kushner and Locke to extend the term of the agreements to March, 2004. Under the revised employment agreements, each of Messrs. Kushner and Locke were granted a $25,000 increase in annual base compensation for each year of employment, and will be entitled to an annual base compensation of $550,000 in fiscal 2003 and $575,000 in fiscal 2004. Messrs. Kushner and Locke have foregone the scheduled October, 2000 salary increase and, effective January, 2001 have reduced their salaries to $450,000. Messrs. Kushner and Locke were also granted 50,000 shares of restricted Common Stock, and one-half of each of their remaining unvested stock options were determined to be immediately vested. In June, 1999 the restrictions on the shares of common stock lapsed and unrestricted shares were issued to each of them.

In September, 1999 the Board of Directors granted to each of Messrs. Kushner and Locke special bonuses of $500,000 and fully vested options to acquire 100,000 shares of common stock at $4.6875 per share. The awards were granted as a result of the successful completion of the US SEARCH.com initial public offering.

In April, 2000, the Board of Directors granted to each of Messrs. Kushner and Locke a restricted stock award of 200,000 shares each. The shares vest one-third per year over a three year period beginning in February, 2001.

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

Mr. Lilliston. In September, 1996 the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company employed Mr. Lilliston as the President and Chief Operating Officer of the Company effective October, 1996 for a three-year term. As part of the agreement, Mr. Lilliston was paid a base salary of $400,000 per year. In addition, the Company loaned him $100,000 in September 1996 and $200,000 in October, 1996. The loans were made to assist Mr. Lilliston in the transition from his private law practice to his duties as Chief Operating Officer of the Company. The loans accrued simple interest at the rate of 8% per annum and were to be repaid over a five-year period at certain specified dates ending in October, 2001. In January, 2000 Mr. Lilliston's received an additional $100,000 loan bearing interest at 8%. Mr. Lilliston received bonuses equal to the amount of the payments, including interest, due for such loan if Mr. Lilliston is still employed by the Company (including the renewal of his employment agreement if applicable) on certain dates (the "Employment Bonus"). Through September 30, 2000 Mr. Lilliston had received $150,000 of such Employment Bonuses and thus the balance owing had been reduced to $250,000. As a result of Mr. Lilliston's resignation, the balance of the loans became due and payable immediately, however, the Company was notified in November, 2000 that Mr. Lilliston filed for bankruptcy and therefore the Company does not expect full repayment of the loans. The Company anticipates, however, that Mr. Lilliston will perform consulting services in exchange for forgiveness of a portion of the outstanding loans.

Beginning in October 1997, so long as Mr. Lilliston remained employed by the Company, he was entitled to a bonus of $100,000 the first time the adjusted "Average Closing Price" (the average closing price of the common stock over a thirty calendar day period) is $6.00 or more greater than the "First Day Price" (the average closing price of the Common Stock, as adjusted, over the thirty calendar day period immediately prior to October 1, 1996). Thereafter, if Mr. Lilliston was still employed by the Company (including the renewal of his employment agreement if applicable), he would be entitled to receive an additional $100,000 bonus the first time the Average Closing Price exceeds the First Day Price by $12.00 or more, as adjusted, and each whole six-dollar amount through and including $60.00, as adjusted, (each such bonus, a "Stock Bonus"). The aggregate of such bonuses was not to exceed $1,000,000. The Stock Bonuses were reduceable by an amount equal to the Employment Bonus up to $150,000 plus interest payable thereon from September 1996. Through September 30, 2000 Mr. Lilliston had received a $100,000 Stock Bonus, subject to the aforementioned initial offset which reduced said bonus to zero.

If the Company realized pre-tax operating profits or earnings per share for any fiscal year during Mr. Lilliston's employment greater than 100% of the Company's largest pre-tax operating profit or earnings per share amount for any of the preceding years of Mr. Lilliston's employment under his employment agreement or in any of the five fiscal years immediately preceding the commencement of such agreement, and if Mr. Lilliston was still employed by the Company at the end of the applicable fiscal year, then Mr. Lilliston was entitled to receive a bonus of $50,000 for each such event. No bonus was earned or paid for fiscal 1998. For fiscal 1999 Mr. Lilliston earned both an operating profit and earnings per share bonus, both of which were subject to the offset mentioned above, resulting in a net bonus payable of $18,811. No such bonuses were awarded for fiscal 2000.

As part of the agreement, the Company granted Mr. Lilliston options to purchase up to 41,667 adjusted shares of Common Stock, with 20,834 of such options having been granted and vested in November 1996. Options to purchase an additional 8,333 shares of common stock and 12,500 shares of common stock were granted and vested in October 1997 and October 1998, respectively, as Mr. Lilliston reached the performance criteria established by the Board of Directors or a committee thereof. Additionally, as part of Mr. Lilliston's agreement, he was allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Co-Chief Executive Officers, with earnings from such consultancies limited to $150,000 per year.

Effective September 30, 1999 Mr. Lilliston's employment was extended for three months under the existing terms of employment. In January, 2000 Mr. Lilliston's employment was continued on an at-will basis under the same terms and continued as such until the date of his resignation in January, 2001.

Mr. Swan. In May, 1997 the Company entered into an employment agreement with Robert Swan pursuant to which the Company employed Mr. Swan as the Chief Financial Officer of the Company for a three-year term. Mr. Swan was paid a base annual salary of $160,000 for the first year, $175,000 for the second year and $200,000 for the current year. Mr. Swan was to receive a bonus equal to 10% of his base annual salary if net earnings for a fiscal year are greater than that of the immediately preceding fiscal year. The Company granted Mr. Swan options to purchase up to 25,000 shares of Common Stock, all of which have vested. In fiscal 2000, Mr. Swan received no such bonus. In May, 2000 Mr. Swan resigned from his positions and was succeeded by Brett Robinson.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning stock options that the Company granted to the named executive officers. The Company has never issued stock appreciation rights.




                                     Individual Grants
                            ---------------------------------
                                                 Percent of                                     Potential realizable value
                               Number of       total options                                    at assumed annual rates of
                               securities        granted to      Exercise                       stock price appreciation for
                               underlying       employees in      or base                              option term (5)
                            Options granted      fiscal year       price         Expiration     ----------------------------
      Name                      (#) (1)             (2)            ($/Sh)          Date(4)         5% ($)         10% ($)
----------------------------------------------------------------------------------------------------------------------------
      (a)                          (b)               (c)             (d)             (e)             (f)             (g)
Peter Locke (6)                 200,000(6)         37.27%             $0             N/A             N/A             N/A
Donald Kushner (6)              200,000(6)         37.27%             $0             N/A             N/A             N/A
Bruce Lilliston (6)              41,667              7.76%         $5.00(3)        9/30/09        $131,021        $332,032
Brett Robinson (7)               10,000(7)           1.86%         $2.03           5/22/10        $ 12,754        $ 32,340


------------------

(1)  Represents options the Company granted under its 1988 Stock Incentive Plan.

(2) Based on an aggregate 536,667 shares of Common Stock subject to options granted to employees during the last fiscal year.

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

(6) Options immediately vested upon grant. The underlying shares vest one-third per year over a three-year period.

(7)  Options were granted May 23, 2000 and vest one year after date of grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth information concerning options that the named executive officers exercised during the last fiscal year and the number of shares subject to both exerciseable and unexerciseable stock options as of September 30, 2000. The table also reports values for "in-the-money" options that represent the positive spread between the exercise prices of outstanding options and the fair market value of the Common Stock as of September 30, 2000. The Company has never issued stock appreciation rights.


                                                                         Number of Securities           Value of Unexercised
                                                                        Underlying Unexercised         In-the-Money Options/
                                                                        Options/SARs at FY-End           SARs at FY-End ($)
                               Shares Acquired          Value              (#) Exercisable/          Exercisable/Unexerci-sable
     Name                      on Exercise (#)      Realized ($)             Unexercisable                      (1)
----------------------------------------------------------------------------------------------------------------------------------
Peter Locke                        200,000             -- (2)               383,333/33,333                     $0/$0

Donald Kushner                     200,000             -- (2)               383,333/33,333                     $0/$0

Bruce Lilliston                      --               $ 0                    20,834/20,833                     $0/$0

Robert Swan                          2,500             -- (3)                     0/0                          $0/$0


----------------
(1) Calculated by determining the difference between the exercise price and the sale price of the Common Stock on the NNM on September 30, 2000.

(2) Exercises were related to the award of restricted shares of common stock, with the restrictions to be lifted starting one year after the grant date. As such, the realized value is not able to be determined as of January 29, 2001.

(3) Exercise was related to performance stock award for which registration of such shares was not completed as of January 29, 2001. As such, the realized value is not able to be determined as of January 29, 2001.

1988 STOCK INCENTIVE PLAN

The 1988 Stock Incentive Plan (the "Plan") authorizes the granting of varying forms of stock incentive awards ("Awards") to qualified officers, employees, directors, key employees and third parties providing valuable services to the Company, e.g., independent contractors, consultants and advisors to the Company. In April 1999, the shareholders of the Company voted to increase the adjusted authorized number of shares available under the Plan from 1,250,000 to 1,820,000. In March 2000 the stockholders approved an additional increase in the number of shares of Common Stock reserved for issuance from 1,820,000 to 2,500,000. The Plan may be administered by a committee appointed by the Board consisting of two or more members, each of whom must be Non-Employee Directors. A Non-Employee Director is defined as a director who is not employed by the Company or its subsidiaries, does not receive compensation from the Company or its subsidiaries other than as a director, except for compensation in an amount less than $60,000, and is generally disinterested. The Plan is currently administered by the entire board of directors, who determine the number of shares to be covered by an Award, the term and exercise price, if any, of the Award and other terms and provisions of Awards.

The Plan is designed to help the Company attract and retain qualified persons for positions of substantial responsibility and to provide certain key employees and consultants with an additional incentive to contribute to the success of the Company. As of September 30, 2000, options to purchase 1,222,108 shares of the Company's Common Stock were outstanding under the Plan. Through that date options to purchase 973,531 shares had been exercised, options to purchase 570,800 shares had expired or been canceled and options to purchase 304,361 shares remained available for grant under the Plan.

Awards can be Stock Options ("Options"), Stock Appreciation Rights ("SARs"), Performance Share Awards ("PSAs") and Restricted Stock Awards ("RSAs"). The number and kind of shares available under the Plan are subject to adjustment in certain events. Shares relating to Options or SARs that are not exercised, shares relating to RSAs that do not vest and shares relating to PSAs that are not issued will again be available for issuance under the Plan.

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

All employees, officers and directors of, and consultants to, the Company are eligible to participate in the Plan. The Committee determines which persons shall be granted options, the extent of such grants and, consistent with the Plan, the terms and conditions thereof. As of December 18, 2000, approximately 55 employees of the Company, and three directors of the Company who are not also employees of the Company, are eligible to receive option grants under the Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee participated in deliberations and decisions regarding executive compensation. However, the full Board of Directors of the Company participated in deliberations and decisions regarding grants of new options to certain directors and certain employees in connection with new employment agreements and amendments and extensions of employment agreements with the Company. Other than Messrs. Kushner and Locke, no member of the Board of Directors was, during the fiscal year or formerly, an officer or employee of the Company or any of its subsidiaries, however, for the fiscal year ended September 30, 2000, Mr. Hersch earned $59,400 and I. Friedman Equities, Inc. (of which Mr. Friedman is President) earned $96,000 pursuant to consulting contracts. During fiscal year 2000, Mr. Locke served as Co-Chairman of the Board, and Co-Chief Executive Officer of the Company, and Mr. Kushner served as Co-Chairman of the Board, Co-Chief Executive Officer, and Secretary of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  BENEFICIAL OWNERSHIP OF CERTAIN STOCKHOLDERS

The following table sets forth certain information as of January 26, 2001 concerning the beneficial ownership of Common Stock, by (i) each person who is known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock; (ii) each of the current Directors of the Company; (iii) each of the Named Executive Officers; and (iv) all current Directors and Executive Officers of the Company as a group. The address and telephone number for those directors and executive officers not otherwise noted is 11601 Wilshire Boulevard, 21st Floor, Los Angeles, California 90025, (310) 481-2000.

                                                                                                           Percent
                                                                                   Common Stock               of
                           Beneficial Owner                                     Beneficially Owned          Class (7)
                           ----------------                                     ------------------         ----------
 Peter Locke.......................................................                     710,679(1)            4.76%
 Donald Kushner....................................................                     664,823(1)(2)         4.45%
 Irwin Friedman....................................................                     127,777(3)             *
 Stuart Hersch.....................................................                     154,518(3)            1.03%
 John Lannan.......................................................                      51,110(3)             *
 Bruce St. J. Lilliston............................................                      20,834(4)             *
 Brett Robinson....................................................                           0(5)             *
 Gruber & McBaine Capital Management, LLC..........................                   2,387,800(6)           15.99%
 Jon D. Gruber.....................................................                   2,701,200(6)           18.09%
 J. Patterson McBaine..............................................                   2,740,500(6)           18.35%
 Thomas O. Lloyd-Butler............................................                   2,387,800(6)           15.99%
 Eric B. Swergold..................................................                   2,387,800(6)           15.99%
 Lagunitas Partners, LP............................................                   1,045,550(6)            7.00%
 All directors and executive officers as a group
  (seven individuals)..............................................                   1,729,741              11.58%
                                                                                  (1)(2)(3)(4)(5)(6)

---------------------
*    Less than 1%

(1) Includes 383,333 shares subject to options that are currently exercisable or exercisable within 60 days of the date hereof, and excludes 33,333 options that are not currently exercisable or exercisable within 60 days of the date hereof.

(2)  Includes 33,333 shares owned by a corporation controlled by Mr. Kushner.

(3) Represents shares subject to options currently exercisable. Included in Mr. Friedman's total are 5,000 shares held pursuant to an exercise of options.

(4) Excludes 20,833 shares subject to options that are not currently exercisable or exercisable within 60 days.

(5) Excludes 10,000 shares subject to options that are not currently exercisable or exercisable within 60 days.

(6) As of January 26, 2001, Gruber & McBaine Capital Management, LLC, John D. Gruber, J. Patterson McBaine, Thomas O. Lloyd-Butler and Eric B. Swergold jointly shared voting and dispositive powers for 2,387,800 shares. Mr. Gruber reported sole voting and dispositive powers for 313,400 shares. Mr. McBaine reported sole voting and dispositive powers for 352,700 shares. The address of Gruber & McBaine Capital Management, LLC is 50 Osgood Place, Penthouse, San Francisco, CA 94133

(7) As a percentage of the 13,847,210 shares outstanding on January 26, 2001 plus certain shares issuable upon conversion of convertible securities or subject to options held by such person or persons.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stuart Hersch, a Director of the Company, was previously President of WarnerVision. During fiscal 1998 the Company paid to WarnerVision $1,543,000, a previously accrued payment obligation, and settled certain disputes with WarnerVision.

In September, 1996 the Company entered into an employment agreement with Bruce St. J. Lilliston pursuant to which the Company agreed to hire Mr. Lilliston as the President and Chief Operating Officer of the Company effective October, 1996. As part of such agreement, Mr. Lilliston was allowed to maintain not more than two independent outside legal consultancy client relationships, subject to approval by the Chief Executive Officers. Mr. Lilliston had provided various legal services to certain of Kushner-Locke International's distributing licensees as well as August Entertainment. See Item II, Executive Compensation - Employment Agreement - Mr. Lilliston for a further description of Mr. Lilliston's employment arrangement with the Company. In April, 1999 Mr. Lilliston exercised all options granted to him by the Company and obtained 41,667 shares of common stock for $128,000.

Since April, 1996 Stuart Hersch has consulted with the Company pursuant to a month-to-month consulting agreement that provides for a monthly fee of $4,950 (since April, 1999; $7,500 per month previously) to be paid to Mr. Hersch. For the fiscal year ended September 30, 2000, Mr. Hersch earned $59,400 from such consulting agreement. Mr. Hersch assists the Company in analyzing potential strategic acquisitions.

For the fiscal year ended September 30, 2000, Mr. Friedman earned $96,000 from a consulting agreement that provided for a monthly fee of $8,000. In July, 1999 as a result of the Company's redemption of its Class C Warrants, I. Friedman Equities was paid a fee of $62,000 pursuant to a 1996 agreement. The Company understands that I. Friedman Equities is controlled by Irwin Friedman, a Company director.

From May, 1997 to October, 1997, Mr. Locke personally advanced US SEARCH.com $397,000, bearing interest at 10% per annum, payable upon demand. These advances were subsequently repaid in full. In addition, US SEARCH.com paid approximately

$40,000 in consulting fees and interest to Mr. Locke for services rendered through December, 1997.

In February, 1999 the Board granted to each of Messrs. Kushner and Locke 50,000 restricted shares of common stock. In June, 1999 the Board removed such restrictions and the Company issued unrestricted shares to each individual. In April, 2000 the Board granted to each of Messrs. Kushner and Locke 200,000 restricted shares of common stock, and granted 25,000 shares of restricted common stock to Mr. Rosen.

Messrs. Friedman, Hersch, and Lannan were each granted options to purchase 13,333 shares of Company common stock at an exercise price of $7.19 per share in February, 1999. In September, 1999 the options granted in February, 1999 were cancelled and replaced with options for the same number of shares at exercise prices of $4.8125 per share. Also in September, 1999 the exercise price of options for 71,185 shares of common stock that were granted to Mr. Hersch in 1990 were reduced to $4.8125 per share. Also in September, 1999 the Board of Directors approved the granting to each of Messrs. Kushner and Locke special bonuses of $500,000 and options for 100,000 shares of common stock at exercise prices of $4.6875 per share.

In April, 2000 Messrs. Kushner and Locke purchased notes from the Company in the aggregate principal amount of $200,000 each as part of a $1,500,000 private placement pursuant to Regulation D of the Securities and Exchange Act of 1934. The notes bore interest at the rate of 10% per annum payable at maturity. At the scheduled six-month maturity the holders were entitled to receive, at their election, either a cash payment equal to 15% of the principal amount of the notes purchased or a warrant for a number of shares of common stock equal to their loan principal amount divided by $10. The warrant would be exercisable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. The notes became due in October, 2000 and were repaid at that time.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE KUSHNER-LOCKE COMPANY
                                      (Registrant)

Dated: January 29, 2001               /s/ DONALD KUSHNER
                                      Donald Kushner
                                      Co-Chairman of the Board,
                                      Co-Chief Executive Officer and Secretary


Dated: January 29, 2001               /s/ BRETT ROBINSON
                                      Brett Robinson
                                      Senior Vice President and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dated indicated.


                                      THE KUSHNER-LOCKE COMPANY
                                      (Registrant)


Dated: January 29, 2001               /s/ PETER LOCKE
                                      Peter Locke
                                      Co-Chairman of the Board and
                                      Co-Chief Executive Officer


Dated: January 29, 2001               /s/ DONALD KUSHNER
                                      Donald Kushner
                                      Co-Chairman of the Board,
                                      Co-Chief Executive Officer and Secretary

Dated: January 29, 2001               /s/ BRETT ROBINSON
                                      Brett Robinson
                                      Senior Vice President and
                                      Chief Financial Officer

Dated: January 29, 2001               /s/ IRWIN FRIEDMAN
                                      Irwin Friedman
                                      Director

Dated: January 29, 2001               /s/ STUART HERSCH
                                      Stuart Hersch
                                      Director

Dated: January 29, 2001               /s/ JOHN LANNAN
                                      John Lannan
                                      Director