Form 10-Q
period 2000-12-31
KUSHNER LOCKE CO
filed 2001-02-14
CIK 842009

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED DECEMBER 31, 2000             COMMISSION FILE NO. 0-17295


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

Yes  [X]        No  [ ]


     There were 13,847,210 shares of outstanding Common Stock of the Registrant as of February 14, 2001.

Total number of pages: 19.

================================================================================

                            THE KUSHNER-LOCKE COMPANY
                Form 10-Q for the Quarter ended December 31, 2000
                                      INDEX


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



                           Part II. OTHER INFORMATION


Items 1 through 5. Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits:  None.
          (b) Reports on Form 8-K:  None.

                                     PART I

Item 1.                      FINANCIAL INFORMATION

                            THE KUSHNER-LOCKE COMPANY
                      Condensed Consolidated Balance Sheets


                                                                          December 31,       September 30,
                                                                             2000                2000
                                                                         --------------      -------------
                                                                           (unaudited)
            Assets
Cash and cash equivalents                                                $   1,378,000       $   9,789,000
Reserved cash                                                                  196,000              77,000
Restricted cash                                                              1,918,000           4,158,000
Accounts receivable, net of allowance for doubtful accounts                 21,664,000          26,519,000
Due from related parties                                                     3,614,000           3,291,000
Film and television program costs, net of accumulated amortization          83,779,000          80,988,000
Investments in unconsolidated entities, at equity                           15,010,000          14,983,000
Other assets                                                                 4,170,000          11,395,000
                                                                         -------------       -------------
       Total assets                                                      $ 131,729,000       $ 151,200,000
                                                                         =============       =============

            Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                                 $   6,871,000       $  18,121,000
Due to related party                                                           542,000              87,000
Notes payable                                                               86,988,000          87,891,000
Deferred revenue                                                             5,843,000           3,361,000
Contractual obligations                                                      7,058,000           7,196,000
Production advances                                                          1,007,000           1,435,000
Convertible subordinated debentures, net of deferred issuance costs          2,171,000           2,164,000
                                                                         -------------       -------------
       Total liabilities                                                   110,480,000         120,255,000
                                                                         -------------       -------------
Minority interest                                                                   --           7,910,000

Stockholders' equity:
  Common stock, no par value.  Authorized 50,000,000 shares;
   issued and outstanding 13,847,210 shares at December 31, 2000
   and 13,846,908 at September 30, 2000                                     71,926,000          71,923,000
  Accumulated deficit                                                      (50,677,000)        (48,888,000)
                                                                         -------------       -------------
       Net stockholders' equity                                             21,249,000          23,035,000
                                                                         -------------       -------------
       Total liabilities and stockholders' equity                        $ 131,729,000       $ 151,200,000
                                                                         =============       =============



          See accompanying notes to consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                   --------------------------------
                                                                                       2000               1999
                                                                                   -------------     --------------
Operating revenues:
     Film and television program licensing                                          $  2,439,000       $ 11,685,000
     Search and individual reference services                                                 --          6,103,000
                                                                                    ------------       ------------
          Total operating revenues                                                     2,439,000         17,788,000
                                                                                    ------------       ------------
Costs related to operating revenues:
     Film and television program licensing                                            (1,796,000)       (10,231,000)
     Search and individual reference services                                                 --         (2,646,000)
                                                                                    ------------       ------------
          Total costs related to
           operating revenues                                                         (1,796,000)       (12,877,000)
                                                                                    ------------       ------------
          Gross profit                                                                   643,000          4,911,000

Selling, general and administrative expenses                                          (1,394,000)       (11,384,000)
Provision for doubtful accounts and notes                                               (964,000)          (418,000)
                                                                                    ------------       ------------
          Loss from operations                                                        (1,715,000)        (6,891,000)

Equity in net earnings of unconsolidated entities                                          1,000             18,000
Gain on sale of interest in subsidiary                                                 4,200,000                 --
Gain on issuance of stock by subsidiary                                                       --                 --
Dividend income                                                                               --             99,000
Interest income                                                                            2,000            370,000
Interest expense                                                                      (1,636,000)        (1,815,000)
                                                                                    ------------       ------------
Earnings (loss) before minority interest and income taxes                                852,000         (8,219,000)

Minority interest in subsidiary net (earnings) losses                                    (69,000)         2,764,000
                                                                                    ------------       ------------
Earnings (loss) before income taxes and cumulative effect of accounting change           783,000         (5,455,000)

Income tax expense                                                                        (9,000)           (20,000)
                                                                                    ------------       ------------
     Earnings (loss) before cumulative effect of accounting change                       774,000         (5,475,000)

Cumulative effect of accounting change                                                (2,563,000)                --
                                                                                    ------------       ------------
     Net loss                                                                         (1,789,000)        (5,475,000)
                                                                                    ============       ============
Basic and diluted earnings (loss) per share:
       Before cumulative effect of accounting change                                $       0.06       $      (0.40)
       Cumulative effect of accounting change                                       $      (0.19)                --
                                                                                    ------------       ------------
                Net loss per share                                                  $      (0.13)      $      (0.40)
                                                                                    ============       ============
Weighted average common shares outstanding                                            13,847,000         13,818,000
                                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                               Three Months Ended December 31,
                                                               --------------------------------
                                                                   2000                1999
                                                               --------------      ------------
Cash flows from operating activities:
  Net loss                                                      $ (1,789,000)      $ (5,475,000)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
        Amortization of film costs                                 1,704,000          9,768,000
        Cumulative effect of accounting change                     2,563,000                 --
        Minority interest in subsidiary net losses                    69,000         (2,764,000)
         Dividend income                                                  --            (99,000)
        Equity in net earnings of unconsolidated entities             (1,000)           (18,000)
        Depreciation and amortization                                 51,000            368,000
        Provision for doubtful accounts and notes                    964,000            418,000
        Compensatory option and warrant grants                            --            117,000
  Changes in assets and liabilities:
        Reserved and restricted cash                                 (79,000)           579,000
        Deconsolidation of subsidiary                             (9,238,000)                --
        Accounts receivable, net                                   3,782,000         (3,489,000)
        Due from affiliates                                         (323,000)        (1,264,000)
        Increase in film and television program costs             (7,058,000)        (6,251,000)
        Other assets                                                 627,000         (1,022,000)
        Accounts payable and accrued liabilities                  (1,916,000)          (449,000)
        Due to related party                                         455,000           (214,000)
        Deferred film license fees                                 2,482,000          1,675,000
        Contractual obligations                                     (138,000)        (2,960,000)
        Production advances                                         (428,000)           124,000
                                                                ------------       ------------
  Net cash used by operating activities                           (8,273,000)       (10,956,000)
                                                                ------------       ------------
Cash flows from investing activities:
        Decrease in investments in unconsolidated entities           (26,000)         2,178,000
        Increase in other assets                                      (1,000)        (1,570,000)
                                                                ------------       ------------

  Net cash provided (used) by investing activities                   (27,000)           608,000
                                                                ------------       ------------
Cash flows from financing activities:
        Borrowings under notes payable                             5,404,000          9,372,000
        Repayment of notes payable                                (5,515,000)        (8,324,000)
        Other                                                             --             15,000
                                                                ------------       ------------
  Net cash provided (used) by financing activities                  (111,000)         1,063,000
                                                                ------------       ------------
  Net decrease in cash                                            (8,411,000)        (9,285,000)

Cash and cash equivalents at beginning of period                   9,789,000         31,612,000
                                                                ------------       ------------
Cash and cash equivalents at end of period                      $  1,378,000       $ 22,327,000
                                                                ============       ============

          See accompanying notes to consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
            Condensed Consolidated Statement of Stockholders' Equity
                      Three Months Ended December 31, 2000
                                   (unaudited)

                                                  Common Stock
                                          ------------------------------
                                             Number of          Common          Accumulated
                                              Shares            Stock             Deficit             Net
                                           ------------      ------------      ------------       ------------
Balance at September 30, 2000                13,846,908      $ 71,923,000      $(48,888,000)      $ 23,035,000

Conversion of subordinated debentures               302             3,000                --              3,000
Net loss                                             --                --        (1,789,000)        (1,789,000)
                                           ------------      ------------      ------------       ------------
Balance at December 31, 2000                 13,847,210        71,926,000      $(50,677,000)      $ 21,249,000
                                           ============      ============      ============       ============




          See accompanying notes to consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(1)  Organization and Business

The Kushner-Locke Company is a leading independent entertainment company established in 1983, which principally develops, produces and distributes original feature films and television programming. Our feature films are developed and produced for the theatrical, made-for-video and pay cable markets. Our television programming has included television series, mini-series, movies-for-television, animation, reality and game show programming for the major networks, cable television, first-run syndication and international markets.

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

The unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations and its cash flows for the three month periods ended December 31, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted and Reserved Cash

At December 31, 2000, out of $3,492,000 of total cash the Company had $1,918,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions. In addition, at December 31, 2000, the Company had $196,000 in cash reserved for use principally by Chase Manhattan Bank to be applied against the Company's outstanding borrowings under the Company's credit facility.

(3) Film and Television Program Costs

Film and television program costs consist of the following:


                                                                   December 31,     September 30,
                                                                       2000             2000
                                                                   -----------      -----------
         In process or development                                 $14,505,000      $ 7,311,000
         Released, net of accumulated amortization                  69,274,000       73,677,000
                                                                   -----------      -----------
              Total                                                $83,779,000      $80,988,000
                                                                   ===========      ===========

(4) Credit Agreement and Financing Arrangements

Credit arrangements and borrowings consist of the following:

                                                                            December 31,   September 30,
                                                                               2000            2000
                                                                            ------------   ------------
Note payable to bank under a revolving credit facility
  collateralized by substantially all Company assets,
  interest at LIBOR (5.41% as of February 6, 2001) plus 3%,
  outstanding principal balance due September 2001                           $67,205,000    $68,000,000

Notes payable to banks and/or financial institutions
  consisting of production loans principally collateralized
  by film rights, interest at rates from LIBOR (5.41% as of
  February 6, 2001) plus 2% to Prime (8.50% at February 6,
  2001) plus 2.5%, and maturities at varying dates through
  November 2001                                                               17,783,000     15,599,000

Term note payable to bank collateralized by certain partnership interests, bearing interest at 7% per annum, payable quarterly,
  due February 2005                                                            2,000,000      2,000,000

Private placement notes, due October 2000, bearing interest at
  10% per -- annum, with Company option to extend to May 2001                         --      1,500,000

Series B Convertible Subordinated Debentures due December 2000,
  bearing interest at 13.75% per annum payable monthly, net                    1,569,000      1,565,000

Convertible Subordinated Debentures due December 2000, bearing
  interest at 8% per annum, payable February 1 and August 1, net                 602,000        599,000

Trade notes payable and debt of US SEARCH.com                                         --        792,000
                                                                             -----------    -----------
Total credit agreements and financing arrangements                           $89,159,000    $90,055,000
                                                                             ===========    ===========
Total notes payable                                                          $86,988,000    $87,891,000
                                                                             ===========    ===========
Total convertible subordinated debentures, net of deferred issuance costs    $ 2,171,000    $ 2,164,000
                                                                             ===========    ===========


The Company has a $75,000,000 revolving credit facility. In August 2000, the Company was granted an extension of the facility's August 25, 2000 maturity to September 30, 2001. On December 8, the Company filed a borrowing base certificate with Chase as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits, which would be an event of default under the Credit Agreement. Consequently, the Company was prohibited from making any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. As detailed in the Company's recent filings on Form 8-K, the Company has negotiated a Limited Forbearance Agreement (the "Forbearance") with The Chase Manhattan Bank and all other members of the bank group, which allows the Company to forbear interest and principal repayments on its existing credit facility while it explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. Such Forbearance has subsequently been amended to extend the forbearance period through February 28, 2001. The Company is in discussions to extend the forbearance period further while it continues to explore possible transactions. As of February 14, 2001, the Company had drawn down $67,205,000 under the credit facility.

In February 2000, the Company obtained a $2,000,000 loan from Far East National Bank. Interest is payable quarterly commencing March 2000. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP, which collateralize the loan. The Company has obtained additional limited partnership units in World Wide Multimedia LLP in exchange for certain film rights.

In April 2000, certain individuals, including Messrs. Kushner and Locke, purchased notes from the Company in the aggregate principal amount of $1,500,000 in a private placement pursuant to Regulation D of the Securities Exchange Act of 1934. The notes were collateralized by a pledge of 2,000,000 shares of the Company's US SEARCH.com shareholdings. The notes bore interest at the rate of 10% per annum payable at maturity. At the scheduled six month maturity the holders were entitled to receive, at their election, either a cash payment equal to 15% of the principal amount of the notes purchased or a warrant for a number of shares of common stock equal to their loan principal amount divided by $10. The warrant would be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. The notes were repaid in cash in October 2000.

Credit arrangements and borrowings are due as follows:


Fiscal Year Ending September 30,                     Amount
--------------------------------                  -----------
2001                                              $83,386,000
2002                                                3,773,000
2005                                                2,000,000
                                                  -----------
Total                                             $89,159,000
                                                  ===========


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

Approximately 1,222,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three month period ended December 31, 2000, as the impact of including such securities would be antidilutive. For the three month period ended December 31, 1999, approximately 1,218,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share, as the impact of including such securities would be antidilutive. Shares issuable upon conversion of the Company's convertible subordinated debentures were not included in the calculation of diluted earnings per share for the three month periods ended December 31, 2000 and 1999 as the impact of including such securities would be antidilutive.

(7)  Supplemental Cash Flow Information

During the three month period ended December 31, 2000, $2,800 of convertible subordinated debentures were converted into 302 shares of common stock.

(8) New Accounting Pronouncements

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 00-02, "Accounting by Producers or Distributors of Films". The SOP establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising and development costs. Additionally, in June 2000, the FASB issued SFAS No. 139, which rescinds SFAS No. 53 on financial reporting by motion picture film producers and distributors and requires public companies to follow the requirements of SOP 00-02. The SOP is effective for fiscal years beginning after December 15, 2000. The Company has elected to early-adopt the SOP in its fiscal year beginning October 1, 2000. As a result of adopting the SOP the Company has recorded a one-time, pre-tax non-cash charge of $2,563,000.

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

In November 1997, the Company acquired control of US SEARCH.com, Inc., a leading provider of fee-based people search and other customized individual reference services. In October 2000, the Company sold 3.5 million shares of US SEARCH.com, reducing its ownership stake below 50%. In February 1998, the Company established KL/Phoenix, an 80% owned venture, which distributes film and television product in Latin America. In November 1998 the Company established Gran Canal Latino, an 80% owned venture which broadcasts Spanish and Portuguese language programming in the Americas.

The Company's revenues and results of operations are significantly affected by accounting policies required for the industries in which it operates (see Notes 1 and 8 of Notes to Consolidated Financial Statements). Among the more significant policies are the following:

Film and Television Programs. The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, production overhead, and interest relating to financing the project. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues for the program bear to management's estimate of anticipated total remaining gross revenues for such film or program from all sources. When management reduces its estimates of the future gross revenues for a particular product, a significant write-down and a corresponding decrease in the Company's earnings could result. See "Results of Operations" below. Film and television program costs, net of accumulated amortization, increased to $83,779,000 at December 31, 2000 from $80,988,000 at September 30, 2000. Film and television program costs in process or development at December 31, 2000 increased to $14,505,000 from $7,311,000 at September 30, 2000. See "Results of Operations" below.

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

US Search.com. In November 1997, the Company acquired an 80% interest in US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 US SEARCH.com completed an initial pubic offering in which the Company sold a portion of its shareholdings. In October 2000, the Company completed a transaction wherein Pequot Capital Management acquired 3,500,000 shares of US SEARCH.com from the Company. The sale was made in conjunction with a financing transaction where Pequot Private Equity Group, the venture capital arm of Pequot Capital Management, completed a private financing with US SEARCH.com for up to $27.5 million. As a result of the transaction, the Company's ownership position in US SEARCH.com has been reduced below 50%, and therefore the Company will not be consolidating US SEARCH.com's future operating results. In the future, the Company will recognize its corresponding share of equity in US SEARCH.com's earnings and losses; losses will be recognized to the extent the Company has basis remaining in its investment. As of December 31, 2000, the cumulative losses consolidated from US SEARCH.com had reduced the Company's basis to zero.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words of similar substance used in connection with any discussion of future operations or financial performance identify forward-looking statements. These forward-looking statements are just predictions and involve risks and uncertainties such that actual results may differ materially from these statements. Such risks and uncertainties include, but are not limited to, liquidity and financing requirements, variability of quarterly results and prior losses, increased interest expense, dependence on a limited number of projects, certain accounting policies including amortization of film costs, dependence on key personnel, production deficits, television and theatrical film industries, competition, government regulation, labor relations, shares available for future sale, and the volatility of public markets. See the relevant discussions elsewhere herein, and in the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties pertaining to the Company and its business. The Company is under no obligation, and expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements contained herein are qualified in their entirety by the foregoing cautionary statements.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

The Company's operating revenues for its first quarter ended December 31, 2000 were $2,439,000, a decrease of $15,349,000, or 86%, from $17,788,000 in the prior fiscal year's first quarter ended December 31, 1999, which included consolidated results from US SEARCH.com. The decrease is principally the result of a $9,246,000, or 79%, decrease in film and television revenues from the prior fiscal year's first quarter as well as the deconsolidation of US SEARCH.com from the Company's 2001 operations. Film and television revenues were higher in the first quarter of fiscal 2000 as the Company recognized revenues from the film Picking up the Pieces, whereas no comparable size film was released in the first quarter of fiscal 2001. The Company revenues during the first quarter of fiscal 2001 came principally from continuing licenses of completed product from the Company's library direct to video, to domestic cable channel operators and international sub-distributors. The balance of fiscal 2001 revenues were generated from various sources, including materials sold to licensees. Gran Canal Latino generated nominal revenues.

In various stages of pre-production, production and post-production for the Company's fiscal 2001 distribution slate are the feature film Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback, the feature films Wolfgirl, The Lions are Loose and the HBO series Thrills. In addition, the Company continues to acquire international distribution rights to films for distribution through Kushner Locke International, Inc.

Costs relating to operating revenues were $1,796,000 during the first quarter of fiscal 2001 as compared to $12,877,000 during the first quarter of fiscal 2000, which included consolidated results from US SEARCH.com. The decrease is principally the result of reduced film and television program costs as well as the deconsolidation of US SEARCH.com from the Company's 2001 operations. Film and television program costs decreased $8,435,000, or 82%, from fiscal 2000. Film and television program costs were higher in the first quarter of fiscal 2000 due to the release of the film Picking up the Pieces, whereas no comparable size film was released in the first quarter of fiscal 2001. As a percentage of operating revenues, costs relating to operating revenues were 74% for the first quarter of fiscal 2001 compared to 72% for the first quarter of fiscal 2000.

The Company's film and television licensing gross profits decreased $811,000 for the December 31, 2000 quarter compared to the December 31, 1999 quarter primarily as a result of decreased activity from the Company's television and film operations.

Selling, general and administrative expenses decreased $9,990,000, or 88%, to $1,394,000 in the first quarter of fiscal 2001 from $11,384,000 in the first quarter of fiscal 2000. The decrease in such expenses is principally due to the deconsolidation of US SEARCH.com from the Company's 2001 operations. Selling, general and administrative expenses for the Company's film and television operations decreased $179,000, or 11%, from the comparable period in the prior fiscal year.

The provision for doubtful accounts and notes increased by $546,000,or 131%, for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 as a result of increases in such provisions for the film and television segment.

The Company has recorded minimal income tax expense for the three months ended December 31, 2000, and has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2001.

Interest expense for the first quarter ended December 31, 2000 was $1,636,000, a $179,000 or 10% decrease as compared to $1,815,000 for the first quarter ended December 31, 1999. The decrease was primarily due to interest expense recorded in the prior year related to production loans, which have been substantially paid down. Changes in variable interest rates during 2001 are expected to decrease expense in subsequent quarters if debt remains near current levels. Total indebtedness for borrowed money decreased 1% to $89,159,000 at December 31, 2000 from $90,055,000 at December 31, 1999.

The Company reported earnings before cumulative effect of an accounting change of $774,000, or $0.06 per basic and diluted share, for the first quarter ended December 31, 2000. The Company reported a net loss of ($1,789,000), or ($0.13) per basic and diluted share, after recording a $2,563,000 cumulative effect of accounting change related to the Company's adoption of SOP 00-02 (See Note 8 of Notes to Consolidated Financial Statements). This compares with a net loss of ($5,475,000), or ($0.40) per basic and diluted share, for the first quarter ended December 31, 1999. Basic average common shares outstanding for the compared first quarters were 13,847,000 in fiscal 2001 and 13,818,000 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

On December 8, 2000, the Company filed a borrowing base certificate with The Chase Manhattan Bank as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits which would be an event of default under the Credit Agreement for which the Agent may terminate the Agreement and/or declare all amounts owing thereunder immediately due and payable, and the Company's present cash position would not enable it to repay the amounts due. Consequently, the Company was prohibited from making any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Even if the Company would not be in default under the Credit Agreement, the Company's present cash position would not enable it to make the required payments on the principal amounts due upon maturity of these debentures. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. The Company is exploring its options with respect to the debentures. There can be no assurance that the Company will reach an accommodation with the debenture holders. Additionally, the Company believes the defaults on the senior credit line and debentures may materially impact the Company's ability to extend the maturity dates of its production loans, and may limit the Company's ability to obtain further production loans.

Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. As detailed in the Company's recent filings on Form 8-K, the Company has negotiated a Limited Forbearance Agreement (the "Forbearance") with The Chase Manhattan Bank and all other members of the bank group, which allows the Company to forbear interest and principal repayments on its existing credit facility while it explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. Such Forbearance has subsequently been amended to extend the forbearance period through February 28, 2001. The Company is in discussions to extend the forbearance period further while it continues to explore possible transactions. The Company has engaged Houlihan, Lokey, Howard and Zukin to assist the Company in marketing its film library and exploring other transactions. There can be no assurance that any transactions will generate sufficient funds to enable the Company to meet its obligations as they become due. In the event Chase restricts the Company's use of capital, the Company will not be able to meet operating requirements.

For the three months ended December 31, 2000 the Company experienced consolidated net cash flows of ($8,273,000) from operating activities, primarily resulting from the deconsolidation of US SEARCH.com from the Company's balance sheet. Consolidated accounts receivable and amounts due from related parties decreased ($4,532,000) from September 30, 2000 to December 31, 2000. Net consolidated unrestricted cash decreased by ($8,411,000) to $1,378,000 on December 31, 2000. As the Company continues production and distribution activities, it may experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

CREDIT FACILITY

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks including Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") led by The Chase Manhattan Bank ("Chase"). A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights and is secured by substantially all of the Company's assets. In August 2000, the Company negotiated the extension of the credit facility through the period ending September 30, 2001. This agreement eliminates a production tranche, which was granted under a previous amendment and calls for scheduled paydowns of the credit facility. The Company pays an annual commitment fee of .5% of the unused portion of the credit line. As described earlier, on December 8, the Company filed a borrowing base certificate with Chase as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits, which would be an event of default under the Credit Agreement. As of February 14, 2001, the Company had drawn down $67,205,000 under the credit facility, which exceeded the total borrowing base availability at that time.

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

OTHER DEBT

The Company's other borrowings, totaling $21,954,000 as of December 31, 2000, consisted principally of production loans from Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") to consolidated production entities, convertible subordinated debentures, and a five-year term loan. The Kushner-Locke Company provided corporate guarantees for a total of $1,774,000 of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

The Company's production loans, totaling $17,783,000 as of December 31, 2000, consisted of production loans by Comerica and Far East to consolidated production entities. The Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. In general these loans are non-recourse to the Company except to the extent of the guaranties. However, the Company occasionally advances funds to the lenders in advance of receipts from customers. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1% or at LIBOR (5.41% as of February 6, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. As extended, the loan matures on May 31, 2001.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1% or at LIBOR (5.41% as of February 6, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the original amount of $800,000 in connection with this loan, which is reducible based on sales and other loan conditions. The loan matured on October 15, 2000. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East to cover the production budget of Mambo Cafe. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matures on March 31, 2001.

In October 1998, a $2,500,000 production loan was obtained by a joint venture from Far East National Bank to cover the production budget of Freeway II:
Confessions of a Trickbaby. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan has been purchased by Worldwide Multimedia, which has extended the maturity date to March 31, 2001.

In April 1999, a $12,000,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Picking Up The Pieces. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1% or at LIBOR (5.41% as of February 6, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $700,000 in connection with this loan. The loan matured on November 15, 2000. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In June 1999, a $1,626,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of The Last Producer. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended, the loan matures on March 31, 2001.

In November 1999, a $1,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of They Nest. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended the loan matures on April 30, 2001.

In February 2000, the Company obtained a $2,000,000 loan from Far East National Bank. Interest at 7% per year is payable quarterly commencing March 2000. The loan matures in February 2005. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP ("WWMM") which collateralize the loan. The Company has obtained additional limited partnership units in WWMM in exchange for certain film rights.

In March 2000, a $1,700,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Dark
Prince: The True Story of Dracula. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matures on March 31, 2001.

In July 2000, a $5,967,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Harvard Man. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan matures in December 2001.

In September 2000, a $1,184,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of the Company's Thrills series. The loan bears interest at Prime 8.50% as of February 6, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on September 28, 2001.

In November 2000, a $407,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of the films Cover Me and The Hunter. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The loan matures in October 30, 2001.

In November 2000, a $670,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of the Wolfgirl. The loan bears interest at Prime (8.50% as of February 6, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on November 16, 2001.

PROCEEDS FROM SECURITIES OFFERINGS

As of December 31, 2000, $1,568,700 principal amount of Series B Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) and $602,000 principal amount of 8% Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of $5.85 per share) were outstanding. In December 2000, $2,800 principal amount of the Series B Debentures were converted into 302 shares of Common Stock. The Debentures matured December 15, 2000 and remain unpaid.

In April 2000, certain individuals, including Messrs. Kushner and Locke, purchased notes from the Company in the aggregate principal amount of $1,500,000 in a private placement pursuant to Regulation D of the

Securities Exchange Act of 1934. The notes bore interest at the rate of 10% per annum payable at maturity. At the scheduled six month maturity the holders were entitled to receive, at their election, either a cash payment equal to 15% of the principal amount of the notes purchased or a warrant for a number of shares of common stock equal to their loan principal amount divided by $10. The warrant would be exerciseable at 110% of the Company's common stock market value at the loan closing date for a three-year term from the date of issuance. The notes became due in October 2000 and were repaid in cash at that time. The notes were collateralized by a pledge of 2,000,000 shares of the Company's US SEARCH.com shareholdings.

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

SUMMARY

Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. On December 8, 2000, the Company filed a borrowing base certificate with The Chase Manhattan Bank ("Chase") as agent under the Credit, Security, Guaranty and Pledge Agreement which reported that the Company is materially over its borrowing limits which would be an event of default under the Credit Agreement for which the Agent may terminate the Agreement and/or declare all amounts due and payable thereunder immediately due and payable, and the Company does not believe its present cash position would enable it to repay the amounts due. The Company has subsequently negotiated a Limited Forbearance Agreement with Chase and all other members of the bank group, which allows the Company to forbear interest and principal repayments on its existing credit facility while it explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. There can be no assurance that any transactions will be consummated, or, if consummated, will generate sufficient funds to enable the Company to meet its obligations as they become due. Additionally, the Company is prohibited from making any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. In the event Chase restricts the Company's use of capital in the future, the Company will not be able to meet operating requirements.

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



                                              THE KUSHNER-LOCKE COMPANY
                                              -------------------------
                                              (Registrant)


Dated: February 14, 2001                      /s/  PETER LOCKE
                                              ---------------------------------
                                              Peter Locke
                                              Co-Chairman of the Board,
                                              Co-Chief Executive Officer



Dated: February 14 , 2001                     /s/  DONALD KUSHNER
                                              ---------------------------------
                                              Donald Kushner
                                              Co-Chairman of the Board,
                                              Co-Chief Executive Officer
                                              and Secretary



Dated: February 14, 2001                      /s/  BRETT ROBINSON
                                              ---------------------------------
                                              Brett Robinson
                                              Senior Vice President and Chief
                                              Financial Officer