Form 10-Q
period 2001-03-31
KUSHNER LOCKE CO
filed 2001-05-14
CIK 842009

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2001                 COMMISSION FILE NO. 0-17295

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

    There were 13,980,544 shares of outstanding Common Stock of the Registrant as of May 11, 2001.

Total number of pages: 20.

================================================================================

                            THE KUSHNER-LOCKE COMPANY
                 Form 10-Q for the Quarter ended March 31, 2001

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

Item 3.  Not Applicable.

                           Part II. OTHER INFORMATION

Items 1 through 5. Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: None.
         (b) Reports on Form 8-K: January 22, 2001; February 2, 2001; February 28, 2001; April 4, 2001 and May 7, 2001.

                                     PART I

Item 1.                       FINANCIAL INFORMATION

                            THE KUSHNER-LOCKE COMPANY
                      Condensed Consolidated Balance Sheets

                                                                        March 31,      September 30,
                                                                          2001             2000
                                                                      -------------    -------------
     Assets                                                            (unaudited)
Cash and cash equivalents                                             $     738,000    $   9,789,000
Reserved cash                                                               247,000           77,000
Restricted cash                                                           2,018,000        4,158,000
Accounts receivable, net of allowance for doubtful accounts              17,280,000       26,519,000
Due from related parties                                                  3,664,000        3,291,000
Film and television program costs, net of accumulated amortization       85,202,000       80,988,000
Investments in unconsolidated entities, at equity                        13,105,000       14,983,000
Other assets                                                              4,391,000       11,395,000
                                                                      -------------    -------------
        Total assets                                                  $ 126,645,000    $ 151,200,000
                                                                      =============    =============

     Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                              $   8,176,000    $  18,121,000
Due to related party                                                         91,000           87,000
Notes payable                                                            87,314,000       87,891,000
Deferred revenue                                                          5,956,000        3,361,000
Contractual obligations                                                   7,120,000        7,196,000
Production advances                                                       1,957,000        1,435,000
Convertible subordinated debentures, net of deferred issuance costs       2,171,000        2,164,000
                                                                      -------------    -------------
        Total liabilities                                               112,785,000      120,255,000
                                                                      -------------    -------------

Minority interest                                                                --        7,910,000

Stockholders' equity:
  Common stock, no par value. Authorized 50,000,000 shares;
    issued and outstanding 13,980,544 shares at March  31, 2001
    and 13,846,908 shares at September 30, 2000                          71,926,000       71,923,000
  Accumulated deficit                                                   (58,066,000)     (48,888,000)
                                                                      -------------    -------------
        Net stockholders' equity                                         13,860,000       23,035,000
                                                                      -------------    -------------
        Total liabilities and stockholders' equity                    $ 126,645,000    $ 151,200,000
                                                                      =============    =============


     See accompanying notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                March 31,                       March 31,
                                                      ----------------------------    ----------------------------
                                                          2001            2000            2001            2000
                                                      ------------    ------------    ------------    ------------
Operating revenues:
     Film and television program licensing            $  1,301,000    $  9,444,000    $  3,740,000    $ 21,129,000
     Search and individual reference services                   --       7,452,000              --      13,555,000
                                                      ------------    ------------    ------------    ------------
          Total operating revenues                       1,301,000      16,896,000       3,740,000      34,684,000
                                                      ------------    ------------    ------------    ------------

Costs related to operating revenues:
     Film and television program licensing              (2,182,000)     (8,003,000)     (3,978,000)    (18,234,000)
     Search and individual reference services                   --      (3,173,000)             --      (5,819,000)
                                                      ------------    ------------    ------------    ------------
          Total costs related to operating revenues     (2,182,000)    (11,176,000)     (3,978,000)    (24,053,000)
                                                      ------------    ------------    ------------    ------------

         Gross profit (loss)                              (881,000)      5,720,000        (238,000)     10,631,000

Selling, general and administrative expenses            (1,888,000)    (12,673,000)     (3,282,000)    (24,057,000)
Provision for doubtful accounts and notes               (1,088,000)       (521,000)     (2,052,000)       (939,000)
                                                      ------------    ------------    ------------    ------------

     Loss from operations                               (3,857,000)     (7,474,000)     (5,572,000)    (14,365,000)

Equity in net earnings of
      unconsolidated entities                               92,000          53,000          93,000          71,000
Gain on sale of interest in subsidiary                          --              --       4,200,000              --
Dividend income                                                 --         101,000              --         200,000
Interest income                                              5,000         248,000           7,000         618,000
Interest expense                                        (1,629,000)     (2,159,000)     (3,265,000)     (3,974,000)
Loss on impairment of assets                            (2,000,000)             --      (2,000,000)             --
                                                      ------------    ------------    ------------    ------------
     Loss before minority interest and income taxes     (7,389,000)     (9,231,000)     (6,537,000)    (17,450,000)

Minority interest in subsidiary net earnings
     (losses)                                                   --       3,144,000         (69,000)      5,908,000
                                                      ------------    ------------    ------------    ------------

     Loss before income taxes                           (7,389,000)     (6,087,000)     (6,606,000)    (11,542,000)

Income tax expense                                              --         (21,000)         (9,000)        (41,000)
                                                      ------------    ------------    ------------    ------------
     Loss before cumulative effect of
       accounting change                                (7,389,000)     (6,108,000)     (6,615,000)    (11,583,000)

Cumulative effect of accounting change                          --              --      (2,563,000)             --
                                                      ------------    ------------    ------------    ------------
     Net loss                                         $ (7,389,000)   $ (6,108,000)   $ (9,178,000)   $(11,583,000)
                                                      ============    ============    ============    ============

Basic and diluted loss per share:
Before cumulative effect of accounting change         $      (0.53)   $      (0.44)   $      (0.48)   $      (0.84)
Cumulative effect of accounting change                          --              --    $      (0.18)             --
                                                      ------------    ------------    ------------    ------------
     Net loss per share                               $      (0.53)   $      (0.44)   $      (0.66)   $      (0.84)
                                                      ============    ============    ============    ============

Weighted average common shares outstanding              13,914,000      13,844,000      13,855,000      13,831,000
                                                      ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     Six Months Ended March 31,
                                                                    ----------------------------
                                                                        2001            2000
                                                                    ------------    ------------
Cash flows from operating activities:
  Net loss                                                          $ (9,178,000)   $(11,583,000)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Cumulative effect of accounting change                           2,563,000              --
      Deconsolidation of subsidiary                                   (9,238,000)             --
      Minority interest in subsidiary net losses                          69,000      (5,908,000)
      Dividend income                                                         --        (200,000)
      Equity in net earnings of unconsolidated entities                  (93,000)        (71,000)
      Loss on impairment of asset                                      2,000,000              --
      Depreciation and amortization                                       89,000         812,000
      Provision for doubtful accounts and notes                        2,052,000         939,000
      Compensatory option and warrants                                        --         233,000
      Amortization of film and television program costs                4,174,000      17,423,000
      Other                                                                   --           3,000
    Changes in assets and liabilities:
      Reserved and restricted cash                                      (230,000)        691,000
      Accounts receivable, net                                         7,078,000      (7,777,000)
      Due from related parties                                          (373,000)     (1,126,000)
      Increase in film and television program costs                  (10,951,000)    (11,636,000)
      Other assets                                                       368,000      (1,133,000)
      Accounts payable and accrued liabilities                          (611,000)        473,000
      Due to related party                                                 4,000        (148,000)
      Deferred film license fees                                       2,595,000         914,000
      Contractual obligations                                            (76,000)     (2,641,000)
      Production advances                                                522,000        (177,000)
                                                                    ------------    ------------

  Net cash used by operating activities                               (9,236,000)    (20,912,000)
                                                                    ------------    ------------

Cash flows from investing activities:
  Decrease (increase) in investments in unconsolidated entities          (29,000)      1,883,000
  Increase in other assets                                                (1,000)     (2,497,000)
                                                                    ------------    ------------

  Net cash used by investing activities                                  (30,000)       (614,000)
                                                                    ------------    ------------

Cash flows from financing activities:
  Borrowings under notes payable                                       5,730,000      16,969,000
  Repayment of notes payable                                          (5,515,000)    (12,538,000)
  Exercise of stock options and warrants                                      --          15,000
                                                                    ------------    ------------

  Net cash provided by financing activities                              215,000       4,446,000
                                                                    ------------    ------------

  Net decrease in cash and cash equivalents                           (9,051,000)    (17,080,000)

Cash and cash equivalents at beginning of period                       9,789,000      31,612,000
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $    738,000    $ 14,532,000
                                                                    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
            Condensed Consolidated Statement of Stockholders' Equity
                         Six Months Ended March 31, 2001
                                   (unaudited)

                                                 Common Stock
                                          ---------------------------
                                           Number of      Common        Accumulated
                                             shares        Stock          Deficit           Net
                                          ------------   ------------   ------------    ------------
Balance at September 30, 2000               13,846,908   $ 71,923,000   $(48,888,000)   $ 23,035,000
  Conversion of subordinated debentures            302          3,000             --           3,000
  Compensatory option grants                   133,334             --             --              --
  Net loss                                          --             --     (9,178,000)     (9,178,000)
                                          ------------   ------------   ------------    ------------

Balance at March 31, 2001                   13,980,544   $ 71,926,000   $(58,066,000)   $ 13,860,000
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

(2) Basis of Presentation

These unaudited consolidated financial statements and notes thereto have been condensed and, therefore, do not contain certain information included in the Company's annual consolidated financial statements and notes thereto. The unaudited, condensed, consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

The unaudited, condensed, consolidated financial statements have not been reviewed by the Company's Accountants, as had been the custom in prior quarters. The statements shown do reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three and six month periods ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted and Reserved Cash

At March 31, 2001, out of $3,003,000 of total cash the Company had $2,018,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions. Included in the total cash balance at March 31, 2001 was $321,000 in funds in production accounts to used for finishing productions and collection accounts to be applied against outstanding production loans. In addition, at March 31, 2001, the Company had $247,000 in cash held by Chase Manhattan Bank to be used by the Company pursuant to the budget as detailed in the Company's Limited Forbearance Agreement with Chase (see also
Note 4).

(3) Film and Television Program Costs

Film and television program costs consist of the following:

                                                      March 31,    September 30,
                                                        2001           2000
                                                     -----------   -------------
        In process or development                    $16,190,000     $7,311,000
        Released, net of accumulated amortization     69,012,000     73,677,000
                                                     -----------    -----------
                                                     $85,202,000    $80,988,000
                                                     ===========    ===========

(4) Credit Agreement and Financing Arrangements

Credit arrangements and borrowings consist of the following:

                                                                            March 31,   September 30,
                                                                              2001          2000
                                                                           -----------  -------------
Note payable to bank, under a revolving credit facility
  collateralized by substantially all Company assets, interest at
  LIBOR (4.35% as of May 4, 2001) plus 3%, outstanding principal
  balance due September 2001                                               $67,205,000   $68,000,000

Notes payable to banks and/or financial institutions consisting of production loans principally collateralized by film rights, interest at rates from LIBOR (4.35% as of May 4, 2001) plus 2%
  to Prime (7.50% as of May 4, 2001) plus 2.5%, and maturities at
  varying dates through December 2001                                       18,109,000    15,599,000

7% term note payable to bank collateralized by certain partnership
  interests, interest payable quarterly, due February 2005                   2,000,000     2,000,000

Private placement notes, due October 2000, bearing interest at 10%
  per annum, with Company option to extend to May 2001                              --     1,500,000

Series B Convertible Subordinated Debentures due December 2000,
  bearing interest at 13.75% per annum payable monthly, net                  1,569,000     1,565,000

8% Convertible Subordinated Debentures due December 2000, interest
  payable February 1 and August 1, net                                         602,000       599,000

Trade notes payable and debt of US SEARCH.com                                       --       792,000
                                                                           -----------   -----------

    Total credit agreements and financing arrangements                     $89,485,000   $90,055,000
                                                                           ===========   ===========

Total notes payable                                                        $87,314,000   $87,891,000
                                                                           ===========   ===========

Total convertible subordinated debentures, net of deferred
  issuance costs                                                           $ 2,171,000   $ 2,164,000
                                                                           ===========   ===========

The Company has a $75,000,000 revolving credit facility. In August 2000, the Company was granted an extension of the facility's August 25, 2000 maturity to September 30, 2001. On December 8, the Company filed a borrowing base certificate with Chase as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits, which would be an event of default under the Credit Agreement. Consequently, the Company was prohibited from making any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. Additionally, the Company has been unable to make scheduled interest and principal payments under the terms of the Credit Agreement. The Company has negotiated a Limited Forbearance Agreement (the "Forbearance") with The Chase Manhattan Bank and all other members of the bank group, under which the bank group has agreed to forbear from taking certain actions and pursuing certain remedies for a limited period while the Company explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. Such Forbearance has subsequently been amended to extend the forbearance period through June 6, 2001. The Company is in discussions to extend the forbearance period further while it continues to explore possible transactions, but there can be no assurance that an extension will be obtained. As of May 11, 2001, the Company had drawn down $67,205,000 under the credit facility.

In February 2000, the Company obtained a $2,000,000 loan from Far East National Bank. Interest was payable quarterly commencing March 2000, however, the Company has been precluded from making recent interest payments, which constitutes a default under the terms of the loan. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP, which collateralize the loan. The Company has obtained additional limited partnership units in World Wide Multimedia LLP in exchange for certain film rights.

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

Credit arrangements and borrowings are due as follows:

Fiscal Year Ending September 30,         Amount
--------------------------------       -----------
2001                                    83,583,000
2002                                     3,902,000
2005                                     2,000,000
                                       -----------
Total                                  $89,485,000
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

Approximately 1,210,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three and six month periods ended March 31, 2001, as the impact of including such securities would be antidilutive. For the three and six month periods ended March 31, 2000, approximately 1,318,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share, as the impact of including such securities would be antidilutive. Shares issuable upon conversion of the Company's convertible subordinated debentures were not included in the calculation of diluted earnings per share for the three and six month periods ended March 31, 2001 and 2000 as the impact of including such securities would be antidilutive.

(7) Supplemental Cash Flow Information

During the six month period ended March 31, 2001, $2,800 of convertible subordinated debentures were converted into 302 shares of common stock.

(8) Long-Lived Assets

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

During the quarter ended March 31, 2001 the Company recorded an impairment provision of $2,000,000 relating to an investment in equity securities.

(9) New Accounting Pronouncements

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 00-02, "Accounting by Producers or Distributors of Films". The SOP establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising and development costs. Additionally, in June 2000, the FASB issued SFAS No. 139, which rescinds SFAS No. 53 on financial reporting by motion picture film producers and distributors and requires public companies to follow the requirements of SOP 00-02. The SOP is effective for fiscal years beginning after December 15, 2000. The Company elected to early-adopt the SOP in its fiscal year beginning October 1, 2000. As a result of adopting the SOP the Company recorded a one-time, pre-tax non-cash charge of $2,563,000 in the quarter ended December 31, 2000.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's revenues are derived primarily from the production or the acquisition of distribution rights in films licensed for release domestically; from the production and distribution of television programming for the major domestic television networks, basic and pay cable television and first-run syndicators and from the licensing of rights to films and television programs in international markets. Major domestic television networks are reducing the volume of independently produced television programming. The Company generally finances all or a substantial portion of the budgeted production costs of films and television programming it produces through advances obtained from distributors and borrowings secured by domestic and international licenses. The Company typically retains rights to be exploited in future periods or in additional markets or media. The Company produces a limited number of higher-budget theatrical films to the extent the Company is able to obtain an acceptable domestic studio to release the film theatrically in the U.S.

In November 1997, the Company acquired control of US SEARCH.com, Inc., a leading provider of fee-based people search and other customized individual reference services. In October 2000, the Company sold 3.5 million shares of US SEARCH.com, reducing its ownership stake below 50%. In February 1998, the Company established KL/Phoenix, an 80% owned venture, which distributes film and television product in Latin America. In November 1998, the Company established Gran Canal Latino, an 80% owned venture which broadcasts Spanish and Portuguese language programming in the Americas. In April 2001, the assets of Gran Canal Latino were sold to Cinevision Networks, Inc. ("Cinevision"), a newly formed entity in the business of satellite broadcasting. The Company received a 15% interest in Cinevision and a $2,000,000 non-interest bearing promissory note, which is contingent upon certain events, including Cinevision's ability to acquire existing distribution agreements. The first $1,000,000 installment of the note is due at the earlier of December 31, 2001, or upon Cinevision receiving a minimum of $10,000,000 in funding and the second $1,000,000 installment is due in April 2004.

The Company's revenues and results of operations are significantly affected by accounting policies required for the industries in which it operates (see Notes 1 and 9 of Notes to Consolidated Financial Statements). Among the more significant policies are the following:

Film and Television Programs. The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, production overhead, and interest relating to financing the project. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues for the program bear to management's estimate of anticipated total remaining gross revenues for such film or program from all sources. When management reduces its estimates of the future gross revenues for a particular product, a significant write-down and a corresponding decrease in the Company's earnings could result. See "Results of Operations" below. Film and television program costs, net of accumulated amortization, increased to $85,202,000 at March 31, 2001 from $80,988,000 at September 30, 2000. Film and television program costs in process or development at March 31, 2001 increased to $16,190,000 from $7,311,000 at September 30, 2000. See "Results of Operations" below.

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

US Search.com. In November 1997, the Company acquired an 80% interest in US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 US SEARCH.com completed an initial pubic offering in which the Company sold a portion of its shareholdings. In October 2000, the Company completed a transaction wherein Pequot Capital Management acquired 3,500,000 shares of US SEARCH.com from the Company. The sale was made in conjunction with a financing transaction where Pequot Private Equity Group, the venture capital arm of Pequot Capital Management, completed a private financing with US SEARCH.com for up to $27.5 million. As a result of the transaction, the Company's ownership position in US SEARCH.com has been reduced below 50%, and therefore the Company will not be consolidating US SEARCH.com's future operating results. In the future, the Company will recognize its corresponding share of equity in US SEARCH.com's earnings and losses; losses will be recognized to the extent the Company has basis remaining in its investment. As of March 31, 2001, the cumulative losses consolidated from US SEARCH.com had reduced the Company's basis to zero.

Gran Canal Latino. In November 1998, the Company launched Gran Canal Latino ("GCL"), its first satellite channel. GCL broadcasts 24 hours a day, with a selection of films mostly from Spain. GCL's satellite transmission reaches the United States and all of Latin America including Mexico. Under a distribution agreement with Enrique Cerezo, the Company is broadcasting selections from approximately 1,500 Spanish language movie titles. In April 2001, the assets of Gran Canal Latino were sold to Cinevision Networks, Inc. in exchange for a $2,000,000 note and a 15% interest in Cinevision.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 and 2000

The Company's operating revenues for its second quarter ended March 31, 2001 were $1,301,000, a decrease of $15,595,000, or 92%, from $16,896,000 in the prior fiscal year's second quarter ended March 31, 2000, which included consolidated results from US SEARCH.com. The decrease is principally the result of a $8,143,000, or 86%, decrease in film and television revenues from the prior fiscal year's second quarter as well as the deconsolidation of US SEARCH.com from the Company's 2001 operations. Film and television revenues were higher in the second quarter of fiscal 2000 as the Company recognized revenues from the features They Nest and St. Francisville Experiment, whereas no comparable size films were released in the second quarter of fiscal 2001. The Company's revenues during the second quarter of fiscal 2001 came principally from continuing licenses of completed product from the Company's library direct to video, to domestic cable channel operators and international sub-distributors. The balance of second quarter 2001 revenues were generated from various sources, including materials sold to licensees. Gran Canal Latino generated nominal revenues.

In various stages of pre-production, production and post-production for the Company's fiscal 2001 distribution slate are the feature film Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback, the feature films Wolfgirl, The Lions are Loose and the HBO series Thrills.

Costs relating to operating revenues were $2,182,000 during the second quarter of fiscal 2001 as compared to $11,176,000 during the second quarter of fiscal 2000, which included consolidated results from US SEARCH.com. The decrease is principally the result of reduced film and television program costs as well as the deconsolidation of US SEARCH.com from the Company's 2001 operations. Film and television program costs decreased $5,821,000, or 73%, from fiscal 2000. Film and television program costs were higher in the second quarter of fiscal 2000 due to the release of features They Nest and St. Francisville Experiment, whereas no comparable size film was released in the second quarter of fiscal 2001. As a percentage of operating revenues, costs relating to operating revenues were 168% for the second quarter of fiscal 2001 compared to 66% for the second quarter of fiscal 2000. Fiscal 2001 operating costs increased relative to operating revenues as the company continued its policy of amortizing older film titles on a straight line basis, irrespective of operating revenues in the period.

The Company's film and television licensing gross profits decreased $2,322,000 for the March 31, 2001 quarter compared to the March 31, 2000 quarter primarily as a result of decreased activity from the Company's television and film operations.

Selling, general and administrative expenses decreased $10,785,000, or 85%, to $1,888,000 in the second quarter of fiscal 2001 from $12,673,000 in the second quarter of fiscal 2000. The decrease in such expenses is due to the deconsolidation of US SEARCH.com from the Company's 2001 operations. Selling, general and administrative expenses for the Company's film and television operations increased $336,000, or 22%, from the comparable period in the prior fiscal year.

The provision for doubtful accounts and notes increased by $567,000, or 109%, for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 as a result of increases in such provisions for the film and television segment.

The Company has recorded minimal income tax expense for the three months ended March 31, 2001, and has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2001.

Interest expense for the second quarter ended March 31, 2001 was $1,629,000, a $530,000 or 25% decrease as compared to $2,159,000 for the second quarter ended March 31, 2000. The decrease was primarily due to interest expense recorded in the prior year related to production loans, which have been substantially paid down. Changes in variable interest rates during 2001 are expected to decrease expense in subsequent quarters if debt remains near current levels. Total indebtedness for borrowed money declined slightly to $89,485,000 at March 31, 2001 from $89,498,000 at March 31, 2000.

During the quarter ended March 31, 2001 the Company recorded an impairment provision of $2,000,000 relating to an investment in equity securities.

The Company reported a net loss of ($7,389,000), or ($0.53) per basic and diluted share for the second quarter ended March 31, 2001. This compares with a net loss of ($6,108,000), or ($0.44) per basic and diluted share, for the second quarter ended March 31, 2000. Basic average common shares outstanding for the compared second quarters were 13,914,000 in fiscal 2001 and 13,844,000 in fiscal 2000.

Comparison of Six Months Ended March 31, 2001 and 2000

The Company's operating revenues for the six months ended March 31, 2001 were $3,740,000, a decrease of $30,944,000, or 89%, from $34,684,000 in the six months ended March 31, 2000, which included consolidated results from US SEARCH.com. The decrease is principally the result of a $17,389,000, or 82%, decrease in film and television revenues from the prior fiscal year as well as the deconsolidation of US SEARCH.com from the Company's 2001 operations. Film and television revenues were higher in the first six months of fiscal 2000 as the Company recognized revenues from the features Picking Up The Pieces, They Nest and St. Francisville Experiment, whereas no comparable size films were released in the first six months of fiscal 2001. The Company's revenues during the six months ended March 31, 2001 came principally from continuing licenses of completed product from the Company's library direct to video, to domestic cable channel operators and international sub-distributors. The balance of 2001 revenues were generated from various sources, including materials sold to licensees. Gran Canal Latino generated nominal revenues.

In various stages of pre-production, production and post-production for the Company's fiscal 2001 distribution slate are the feature film Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback, the feature films Wolfgirl, The Lions are Loose and the HBO series Thrills.

Costs relating to operating revenues were $3,978,000 during the six months ended March 31, 2001 as compared to $24,053,000 during the comparable period in fiscal 2000, which included consolidated results from US SEARCH.com. The decrease is principally the result of reduced film and television program costs as well as the deconsolidation of US SEARCH.com from the Company's 2001 operations. Film and television program costs decreased $14,256,000, or 78%, from fiscal 2000. Film and television program costs were higher in the first six months of fiscal 2000 due to the release of the features Picking Up The Pieces, They Nest and St. Francisville Experiment, whereas no comparable size film was released in first six months of fiscal 2001. As a percentage of operating revenues, costs relating to operating revenues were 106% for the six months ended March 31, 2001 compared to 69% for the first six months of fiscal 2000. Fiscal 2001 operating costs increased relative to operating revenues as the company continued its policy of amortizing older film titles on a straight line basis, irrespective of operating revenues in the period.

The Company's film and television licensing gross profits decreased $3,133,000 for the six months ended March 31, 2001 compared to comparable period in fiscal 2000, primarily as a result of decreased activity from the Company's television and film operations.

Selling, general and administrative expenses decreased $20,775,000, or 86%, to $3,282,000 in the first six months of fiscal 2001 from $24,057,000 in the first six months of fiscal 2000. The decrease in such expenses is principally due to the deconsolidation of US SEARCH.com from the Company's 2001 operations. Selling, general and administrative expenses for the Company's film and television operations increased $157,000, or 5%, from the comparable period in the prior fiscal year.

The provision for doubtful accounts and notes increased by $1,113,000,or 119%, for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 as a result of increases in such provisions for the film and television segment.

The Company has recorded minimal income tax expense for the six months ended March 31, 2001, and has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2001.

Interest expense for the six months ended March 31, 2001 was $3,265,000, a $709,000 or 18% decrease as compared to $3,974,000 for the six months ended March 31, 2000. The decrease was primarily due to interest expense recorded in the prior year related to production loans, which have been substantially paid down. Changes in variable interest rates during 2001 are expected to decrease expense in subsequent quarters if debt remains near current levels. Total indebtedness for borrowed money declined slightly to $89,485,000 at March 31, 2001 from $89,498,000 at March 31, 2000.

During the six months ended March 31, 2001 the Company recorded an impairment provision of $2,000,000 relating to an investment in equity securities.

The Company reported a loss before cumulative effect of an accounting change of ($6,615,000), or ($0.48) per basic and diluted share for the six months ended March 31, 2001. The Company reported a net loss of ($9,178,000), or ($0.66) per basic and diluted share, after recording a $2,563,000 cumulative effect of accounting change related to the Company's adoption of SOP 00-02 (See Note 9 of Notes to Consolidated Financial

Statements). This compares with a net loss of ($11,583,000), or ($0.84) per basic and diluted share, for the six months ended March 31, 2000. Basic average common shares outstanding for the compared six month periods were 13,855,000 in fiscal 2001 and 13,831,000 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

On December 8, 2000, the Company filed a borrowing base certificate with The Chase Manhattan Bank as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits which would be an event of default under the Credit Agreement for which the Agent may terminate the Agreement and/or declare all amounts owing thereunder immediately due and payable, and the Company's present cash position would not enable it to repay the amounts due. Consequently, the Company was prohibited from making any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Even if the Company would not be in default under the Credit Agreement, the Company's present cash position would not enable it to make the required payments on the principal amounts that were due upon maturity of these debentures. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. There can be no assurance that the Company will reach an accommodation with the debenture holders. Additionally, the Company believes the defaults on the senior credit line and debentures may materially impact the Company's ability to extend the maturity dates of its production loans, and may limit the Company's ability to obtain further production loans.

Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. The Company has negotiated a Limited Forbearance Agreement (the "Forbearance") with The Chase Manhattan Bank and all other members of the bank group, which allows the Company to forbear interest and principal repayments on its existing credit facility while it explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. As part of the Forbearance, the Company has undertaken to report each week to Chase the amounts of its actual expenditures as compared to the amounts permitted under the disbursement schedule agreed to for each week. Such Forbearance has subsequently been amended to extend the forbearance period through June 6, 2001, or until the earlier occurrence of certain termination events, including the commencement of involuntary bankruptcy proceedings against the Company by any other creditor of the Company, the attempt by any other creditor of the Company to execute a judgment against any asset of the Company, the payment by the Company of any interest or principal to any holder of the Company's subordinated debt, a change in control of the Company, a change in the management of the Company, the Company's failure to properly fund its employee benefit plans, the Credit Agreement becoming null and void for any reason other than by action of the lenders, or the failure of the Company to timely comply with any term or covenant of the Limited Forbearance Agreement.

According to the terms of the amended Forbearance, Chase is permitted to draw seventy-five percent (75%) of any amounts in the Company's existing accounts with certain Lenders in excess of $2,500,000 at the end of each week during the Forbearance Period and apply such amounts toward payment of the Company's outstanding obligations under the Credit Agreement. Additionally, in the event the Company sells its interest in the Harvey Entertainment Company, the proceeds from the sale will be deposited in the Company's existing accounts and become subject to the limitations on disbursements set forth in the Forbearance. The Company has engaged Houlihan, Lokey, Howard and Zukin to assist the Company in marketing its film library and exploring other transactions. There can be no assurance that any transactions will generate sufficient funds to enable the Company to meet its obligations as they become due. In the event Chase restricts the Company's use of capital, the Company will not be able to meet operating requirements.

For the six months ended March 31, 2001 the Company experienced consolidated net cash flows of ($9,236,000) from operating activities, primarily resulting from the deconsolidation of US SEARCH.com from the Company's balance sheet. Consolidated accounts receivable and amounts due from related parties decreased ($8,866,000) from September 30, 2000 to March 31, 2001. Net consolidated unrestricted cash decreased during the six months ended March 31, 2001 by ($9,051,000) to $738,000. As the Company continues production and distribution activities, it may experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

CREDIT FACILITY

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks including Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") led by The Chase Manhattan Bank ("Chase"). A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights and is secured by substantially all of the Company's assets. In August 2000, the Company negotiated the extension of the credit facility through the period ending September 30, 2001. This agreement eliminates a production tranche, which was granted under a previous amendment and calls for scheduled paydowns of the credit facility. The Company pays an annual commitment fee of .5% of the unused portion of the credit line. As described earlier, on December 8, the Company filed a borrowing base certificate with Chase as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits, which would be an event of default under the Credit Agreement. As of May 9, 2001, the Company had drawn down $67,205,000 under the credit facility, which exceeded the total borrowing base availability at that time.

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

OTHER DEBT

The Company's other borrowings, totaling $22,280,000 as of March 31, 2001, consisted principally of production loans from Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") to consolidated production entities, convertible subordinated debentures, and a five-year term loan. The Kushner-Locke Company provided corporate guarantees for a total of $1,774,000 of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

The Company's production loans, totaling $18,109,000 as of March 31, 2001, consisted of production loans by Comerica and Far East to consolidated production entities. The Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. In general these loans are non-recourse to the Company except to the extent of the guaranties. However, the Company occasionally advances funds to the Lenders in advance of receipts from customers. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1% or at LIBOR (4.35% as of May 4, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. As extended, the loan matures on May 31, 2001.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1% or at LIBOR (4.35% as of May 4, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the original amount of $800,000 in connection with this loan, which is reducible based on sales and other loan conditions. The loan matured on October 15, 2000. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East to cover the production budget of Mambo Cafe. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matured on March 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In October 1998, a $2,500,000 production loan was obtained by a joint venture from Far East National Bank to cover the production budget of Freeway II:
Confessions of a Trickbaby. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan has been purchased by Worldwide Multimedia, which extended the maturity date to March 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In April 1999, a $12,000,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Picking Up The Pieces. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1% or at LIBOR (4.35% as of May 4, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $700,000 in connection with this loan. The loan matured on November 15, 2000. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In June 1999, a $1,626,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of The Last Producer. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended, the loan matured on March 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In November 1999, a $1,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of They Nest. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended the loan matured on April 30, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In February 2000, the Company obtained a $2,000,000 loan from Far East National Bank. Interest at 7% per year was payable quarterly commencing March 2000, however, under the terms of the Limited Forbearance Agreement, the Company has been precluded from making recent interest payments, which constitutes a default under the terms of the loan. The loan matures in February 2005. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP ("WWMM") which collateralize the loan. The Company has obtained additional limited partnership units in WWMM in exchange for certain film rights.

In March 2000, a $1,700,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Dark
Prince: The True Story of Dracula. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matured on March 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In July 2000, a $5,967,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Harvard Man. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan matures in December 2001.

In September 2000, a $1,184,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of the Company's Thrills series. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on September 28, 2001.

In November 2000, a $407,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of the films Cover Me and The Hunter. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The loan matures October 30, 2001.

In November 2000, a $670,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of Wolfgirl. The loan bears interest at Prime (7.50% as of May 4, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on November 16, 2001.

As of March 31, 2001, $1,568,700 principal amount of Series B Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) and $602,000 principal amount of 8% Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of $5.85 per share) were outstanding. In December 2000, $2,800 principal amount of the Series B Debentures were converted into 302 shares of Common Stock. The Debentures matured December 15, 2000 and remain unpaid.

PROCEEDS FROM SECURITIES OFFERINGS

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

SUMMARY

Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. On December 8, 2000, the Company filed a borrowing base certificate with The Chase Manhattan Bank ("Chase") as agent under the Credit, Security, Guaranty and Pledge Agreement which reported that the Company is materially over its borrowing limits which would be an event of default under the Credit Agreement for which the Agent may terminate the Agreement and/or declare all amounts due and payable thereunder immediately due and payable, and the Company does not believe its present cash position would enable it to repay the amounts due. Additionally, the Company has been unable to make scheduled interest and principal payments under the terms of the Credit Agreement. As disclosed above, the Company has subsequently negotiated a Limited Forbearance Agreement with Chase and all other members of the bank group, which allows the Company to forbear interest and principal repayments on its existing credit facility while the Company explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. The Limited Forbearance Agreement has been amended to extend the forbearance period through June 6, 2001. There can be no assurance that any transactions will be consummated, or, if consummated, will generate sufficient funds to enable the Company to meet its obligations as they become due. Additionally, the Company is prohibited from making any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. In the event Chase restricts the Company's use of capital in the future, the Company will not be able to meet operating requirements.

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

International operations are a significant portion of total operations. Therefore, the Company is exposed to risks of currency translation losses, cash collection and repatriation risks and risks of adverse political, regulatory and economic changes.

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

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits: None

b) Reports on Form 8-K: January 22, 2001; February 2, 2001; February 28, 2001; April 4, 2001 and May 7, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE KUSHNER-LOCKE COMPANY
                                        (Registrant)


Dated: May 14, 2001                     /s/  PETER LOCKE
                                        --------------------------------------
                                        Peter Locke
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer


Dated: May 14, 2001                     /s/  DONALD KUSHNER
                                        --------------------------------------
                                        Donald Kushner
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer
                                        and Secretary


Dated: May 14, 2001                     /s/  BRETT ROBINSON
                                        --------------------------------------
                                        Brett Robinson
                                        Senior Vice President and
                                        Chief Financial Officer