Form 10-Q
period 2001-06-30
KUSHNER LOCKE CO
filed 2001-08-14
CIK 842009

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2001                  COMMISSION FILE NO. 0-17295


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

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
          133/4% Convertible Subordinated Debentures, Series B due 2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]


     There were 13,980,544 shares of outstanding Common Stock of the Registrant as of August 10, 2001.

Total number of pages: 20.

================================================================================

                            THE KUSHNER-LOCKE COMPANY
                  Form 10-Q for the Quarter ended June 30, 2001
                                      INDEX


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

Item 3.           Not Applicable.



                           Part II. OTHER INFORMATION


Items 1 through 5. Not Applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits:  None.
                  (b) Reports on Form 8-K:  June 4, 2001; June 29, 2001 and
                      August 3, 2001

                                     PART I

Item 1.                       FINANCIAL INFORMATION

                            THE KUSHNER-LOCKE COMPANY
                      Condensed Consolidated Balance Sheets

                                                                            June 30,          September 30,
                                                                             2001                 2000
                                                                        ----------------     -------------
            Assets                                                        (unaudited)
Cash and cash equivalents                                                $     729,000       $   9,789,000
Reserved cash                                                                  168,000              77,000
Restricted cash                                                              2,018,000           4,158,000
Accounts receivable, net of allowance for doubtful accounts                 18,534,000          26,519,000
Due from related parties                                                     3,362,000           3,291,000
Film and television program costs, net of accumulated amortization          81,186,000          80,988,000
Investments in unconsolidated entities, at equity                           14,898,000          14,983,000
Other assets                                                                 1,962,000          11,395,000
                                                                         -------------       -------------
   Total assets                                                          $ 122,857,000       $ 151,200,000
                                                                         =============       =============

            Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                                 $   9,610,000       $  18,121,000
Due to related party                                                            87,000              87,000
Notes payable                                                               86,554,000          87,891,000
Deferred revenue                                                             5,707,000           3,361,000
Contractual obligations                                                      6,854,000           7,196,000
Production advances                                                          1,962,000           1,435,000
Convertible subordinated debentures, net of deferred issuance costs          2,171,000           2,164,000
                                                                         -------------       -------------
   Total liabilities                                                       112,945,000         120,255,000
                                                                         -------------       -------------

Minority interest                                                                 --             7,910,000

Stockholders' equity:
     Common stock, no par value.  Authorized 50,000,000 shares;
        issued and outstanding 13,980,544 shares at June 30,
        2001 and 13,846,908 shares at September 30, 2000                    71,926,000          71,923,000

     Accumulated deficit                                                   (62,014,000)        (48,888,000)
                                                                         -------------       -------------
   Net stockholders' equity                                                  9,912,000          23,035,000
                                                                         -------------       -------------
   Total liabilities and stockholders' equity                            $ 122,857,000       $ 151,200,000
                                                                         =============       =============



     See accompanying notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                            Three Months Ended                Nine Months Ended
                                                                  June 30,                         June 30,
                                                       -----------------------------     -----------------------------
                                                           2001             2000             2001             2000
                                                       ------------     ------------     ------------     ------------
Operating revenues:
     Film and television program licensing             $  4,887,000     $  7,798,000     $  8,627,000     $ 28,934,000
     Search and individual reference services                  --          5,918,000             --         19,466,000
                                                       ------------     ------------     ------------     ------------
          Total operating revenues                        4,887,000       13,716,000        8,627,000       48,400,000
                                                       ------------     ------------     ------------     ------------
Costs related to operating revenues:
     Film and television program licensing               (4,792,000)      (7,220,000)      (8,770,000)     (25,454,000)
     Search and individual reference services                  --         (3,080,000)            --         (8,899,000)
                                                       ------------     ------------     ------------     ------------
          Total costs related to operating revenues      (4,792,000)     (10,300,000)      (8,770,000)     (34,353,000)
                                                       ------------     ------------     ------------     ------------
         Gross profit (loss)                                 95,000        3,416,000         (143,000)      14,047,000

Selling, general and administrative expenses             (1,827,000)     (12,884,000)      (5,109,000)     (36,941,000)
Provision for doubtful accounts and notes                  (517,000)        (147,000)      (2,569,000)      (1,086,000)
                                                       ------------     ------------     ------------     ------------
     Loss from operations                                (2,249,000)      (9,615,000)      (7,821,000)     (23,980,000)

Equity in net earnings of
      unconsolidated entities                                 2,000           15,000           95,000           86,000
Gain on sale of interest in subsidiary                         --               --          4,200,000             --
Dividend income                                                --            103,000             --            303,000
Interest income                                               1,000          189,000            8,000          807,000
Interest expense                                         (1,702,000)      (2,253,000)      (4,967,000)      (6,227,000)
Loss on impairment of assets                                   --               --         (2,000,000)            --
                                                       ------------     ------------     ------------     ------------
     Loss before minority interest and income taxes      (3,948,000)     (11,561,000)     (10,485,000)     (29,011,000)

Minority interest in subsidiary net                            --          4,411,000          (69,000)      10,319,000
losses
                                                       ------------     ------------     ------------     ------------

     Loss before income taxes                            (3,948,000)      (7,150,000)     (10,554,000)     (18,692,000)

Income tax expense                                             --             (7,000)          (9,000)         (48,000)
                                                       ------------     ------------     ------------     ------------

     Loss before cumulative effect
       of accounting change                              (3,948,000)      (7,157,000)     (10,563,000)     (18,740,000)

Cumulative effect of accounting change                         --               --         (2,563,000)            --
                                                       ------------     ------------     ------------     ------------
     Net loss                                          $ (3,948,000)    $ (7,157,000)    $(13,126,000)    $(18,740,000)
                                                       ============     ============     ============     ============
Basic and diluted loss per share:
Before cumulative effect of accounting change          $      (0.28)    $      (0.52)    $      (0.76)    $      (1.35)
Cumulative effect of accounting change                         --               --       $      (0.18)            --
                                                       ------------     ------------     ------------     ------------
     Net loss per share                                $      (0.28)    $      (0.52)    $      (0.94)    $      (1.35)
                                                       ============     ============     ============     ============

Weighted average common shares outstanding               13,981,000       13,846,000       13,897,000       13,836,000
                                                       ============     ============     ============     ============


     See accompanying notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                          Nine Months Ended June 30,
                                                                       --------------------------------
                                                                           2001               2000
                                                                       -------------      -------------
Cash flows from operating activities:
  Net loss                                                             ($13,126,000)      $(18,740,000)
  Adjustments to reconcile net loss to net cash used by operating activities:
        Cumulative effect of accounting change                            2,563,000               --
        Deconsolidation of subsidiary                                    (9,238,000)              --
        Minority interest in subsidiary net losses                           69,000        (10,319,000)
         Dividend income                                                       --             (303,000)
        Equity in net earnings of unconsolidated entities                  (125,000)           (86,000)
        Loss on impairment of asset                                       2,000,000               --
        Depreciation and amortization                                       124,000            566,000
        Provision for doubtful accounts and notes                         2,569,000          1,066,000
        Compensatory option and warrants                                       --              326,000
        Amortization of film and television program costs                 8,516,000         24,749,000
        Other                                                                  --                4,000
     Changes in assets and liabilities:
        Reserved and restricted cash                                       (151,000)           491,000
        Accounts receivable, net                                          5,407,000        (11,202,000)
        Due from related parties                                           (171,000)        (1,050,000)
        Increase in film and television program costs                   (11,277,000)       (17,082,000)
        Other assets                                                        262,000          3,720,000
        Accounts payable and accrued liabilities                            823,000          5,508,000
        Deferred film license fees                                        2,346,000          2,250,000
        Contractual obligations                                            (342,000)        (3,046,000)
        Production advances                                                 527,000           (177,000)
                                                                       ------------       ------------
  Net cash used by operating activities                                  (9,224,000)       (23,325,000)
                                                                       ------------       ------------
Cash flows from investing activities:
  Decrease in investments in unconsolidated entities                        710,000          1,865,000
  Increase in other assets                                                   (1,000)        (2,895,000)
                                                                       ------------       ------------
  Net cash provided (used) by investing activities                          709,000         (1,030,000)
                                                                       ------------       ------------
Cash flows from financing activities:
  Borrowings under notes payable                                          5,730,000         17,286,000
  Repayment of notes payable                                             (6,275,000)       (15,131,000)
  Exercise of stock options and warrants                                       --               15,000
                                                                       ------------       ------------
  Net cash provided (used) by financing activities                         (545,000)         2,170,000
                                                                       ------------       ------------
  Net decrease in cash and cash equivalents                              (9,060,000)       (22,185,000)
Cash and cash equivalents at beginning of period                          9,789,000         31,612,000
                                                                       ------------       ------------
Cash and cash equivalents at end of period                             $    729,000       $  9,427,000
                                                                       ============       ============


     See accompanying notes to condensed consolidated financial statements.

                            THE KUSHNER-LOCKE COMPANY
            Condensed Consolidated Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2001
                                   (unaudited)

                                                      Common Stock
                                             -----------------------------
                                               Number of          Common         Accumulated
                                                shares            Stock             Deficit             Net
                                             ------------      ------------      ------------       ------------
Balance at September 30, 2000                  13,846,908      $ 71,923,000      $(48,888,000)      $ 23,035,000
  Conversion of subordinated debentures               302             3,000              --                3,000
  Compensatory option grants                      133,334              --                --                 --
  Net loss                                           --                --         (13,126,000)       (13,126,000)
                                             ------------      ------------      ------------       ------------
Balance at June 30, 2001                       13,980,544      $ 71,926,000      $(62,014,000)      $  9,912,000
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

The unaudited, condensed, consolidated financial statements have not been reviewed by the Company's Accountants, as had been the custom in prior quarters. The statements shown do reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and its cash flows for the three and nine-month periods ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Restricted and Reserved Cash

At June 30, 2001, out of $2,915,000 of total cash the Company had $2,018,000 in restricted cash principally related to deposits held at a British bank pursuant to film sale/leaseback transactions. Included in the total cash balance at June 30, 2001 was $464,000 in funds in production accounts to used for finishing productions and collection accounts to be applied against outstanding production loans. In addition, at June 30, 2001, the Company had $168,000 in cash held by Chase Manhattan Bank to be used by the Company pursuant to the budget as detailed in the Company's Limited Forbearance Agreement with Chase (see also
Note 4).

(3)  Film and Television Program Costs

Film and television program costs consist of the following:



                                                                June 30,    September 30,
                                                                  2001          2000
                                                             -------------  -------------
         In process or development                             $5,576,000     $7,311,000

         Released, net of accumulated amortization             75,610,000     73,677,000
                                                             -------------  -------------

                                                              $81,186,000    $80,988,000
                                                             =============  =============

(4)  Credit Agreement and Financing Arrangements

Credit arrangements and borrowings consist of the following:


                                                                                June 30,       September 30,
                                                                                  2001              2000
                                                                               -----------     -------------
Note payable to bank, under a revolving credit facility
  collateralized by substantially all Company assets,
  interest at LIBOR (3.71% as of Aug 7, 2001) plus 3%,
  outstanding principal balance due September 2001                             $67,205,000      $68,000,000

Notes payable to banks and/or financial institutions
  consisting of production loans principally collateralized
  by film rights, interest at rates from LIBOR (3.71% as of
  Aug 7, 2001) plus 2% to Prime (6.75% as of Aug 7, 2001)
  plus 2.5%, and maturities at varying dates through  December 2001             17,349,000       15,599,000

7% term note payable to bank collateralized by certain partnership
  interests, interest payable quarterly, due February 2005                       2,000,000        2,000,000

Private placement notes, due October 2000, bearing interest at 10%
   per annum, with Company option to extend to May 2001                               --          1,500,000

Series B Convertible Subordinated Debentures due December 2000,
  bearing interest at 13.75% per annum payable monthly, net                      1,569,000        1,565,000

8% Convertible Subordinated Debentures due December 2000, interest
  payable February 1 and August 1, net                                             602,000          599,000

Trade notes payable and debt of US SEARCH.com                                         --            792,000
                                                                               -----------      -----------

                   Total credit agreements and financing arrangements          $88,725,000      $90,055,000
                                                                               ===========      ===========
Total notes payable                                                            $86,554,000      $87,891,000
                                                                               ===========      ===========
Total convertible subordinated debentures, net of deferred issuance costs      $ 2,171,000      $ 2,164,000
                                                                               ===========      ===========


The Company has a $75,000,000 revolving credit facility. In August 2000, the Company was granted an extension of the facility's August 25, 2000 maturity to September 30, 2001. On December 8, 2000 the Company filed a borrowing base certificate with Chase as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits, which would be an event of default under the Credit Agreement. Consequently, the Company was prohibited from making any payments to any subordinated creditors under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. Additionally, the Company has been unable to make scheduled interest and principal payments under the terms of the Credit Agreement. The Company has negotiated a Limited Forbearance Agreement (the "Forbearance") with The Chase Manhattan Bank and all other members of the bank group, under which the bank group has agreed to forbear from taking certain actions and pursuing certain remedies for a limited period while the Company explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. Such Forbearance has subsequently been amended to extend the forbearance period through September 19, 2001. The Company is in discussions to extend the forbearance period further while it continues to explore possible transactions, but there can be no assurance that an extension will be obtained. As of August 10, 2001, the Company had drawn down $67,205,000 under the credit facility.

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

Credit arrangements and borrowings are due as follows:


Fiscal Year Ending September 30,         Amount
--------------------------------     ------------
2001                                  83,012,000
2002                                   3,713,000
2005                                   2,000,000
                                     ------------
Total                                $88,725,000
                                     ============


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

Approximately 1,210,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share for the three and nine month periods ended June 30, 2001, as the impact of including such securities would be antidilutive. For the three and nine month periods ended June 30, 2000, approximately 1,328,000 options and 585,000 warrants to acquire common stock were not included in the calculation of diluted earnings per share, as the impact of including such securities would be antidilutive. Shares issuable upon conversion of the Company's convertible subordinated debentures were not included in the calculation of diluted earnings per share for the three and nine month periods ended June 30, 2001 and 2000 as the impact of including such securities would be antidilutive.

(7) Supplemental Cash Flow Information

During the nine month period ended June 30, 2001, $2,800 of convertible subordinated debentures were converted into 302 shares of common stock.

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

During the quarter ended March 31, 2001 the Company recorded an impairment provision of $2,000,000 relating to its equity investment in The Harvey Entertainment Company ("Harvey"), which reduced the carrying amount of the Company's investment in Harvey to $500,000. In May 2001, the Company sold its entire interest in Harvey, which consisted of Series A and B Preferred Stock as well as Series A, B and C Common Stock Warrants, to SHD Investment, LLC for $500,000 in cash.

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

In November 1997, the Company acquired control of US SEARCH.com, Inc., a leading provider of fee-based people search and other customized individual reference services. In October 2000, the Company sold 3.5 million shares of US SEARCH.com, reducing its ownership stake below 50%. In February 1998, the Company established KL/Phoenix, an 80% owned venture, which distributes film and television product in Latin America. In November 1998, the Company established Gran Canal Latino, an 80% owned venture which broadcasts Spanish and Portuguese language programming in the Americas. In April 2001, the assets of Gran Canal Latino were sold to Cinevision Networks, Inc. ("Cinevision"), a newly formed entity in the business of satellite broadcasting. The Company received a 15% interest in Cinevision and a $2,000,000 non-interest bearing promissory note, the payment of which is contingent upon certain events, including Cinevision's ability to acquire existing distribution agreements. The first $1,000,000 installment of the note is due at the earlier of December 31, 2001, or upon Cinevision receiving a minimum of $10,000,000 in funding and the second $1,000,000 installment is due in April 2004.

The Company's revenues and results of operations are significantly affected by accounting policies required for the industries in which it operates (see Notes 1 and 9 of Notes to Consolidated Financial Statements). Among the more significant policies are the following:

Film and Television Programs. The Company generally capitalizes the costs it has incurred to produce a film or television program. These costs include direct production expenditures, production overhead, and interest relating to financing the project. These costs, as well as third party participations and talent residuals, are amortized each period on an individual film or television program basis in the ratio that the current period's gross revenues for the program bear to management's estimate of anticipated total remaining gross revenues for such film or program from all sources. When management reduces its estimates of the future gross revenues for a particular product, a significant write-down and a corresponding decrease in the Company's earnings could result. See "Results of Operations" below. Film and television program costs, net of accumulated amortization, increased to $81,186,000 at June 30, 2001 from $80,988,000 at September 30, 2000. Film and television program costs in process or development at June 30, 2001 decreased to $5,576,000 from $7,311,000 at September 30, 2000.
See "Results of Operations" below.

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

US Search.com. In November 1997, the Company acquired an 80% interest in US SEARCH.com, a leading provider of fee-based people search and other customized individual reference services. In June 1999 US SEARCH.com completed an initial pubic offering in which the Company sold a portion of its shareholdings. In October 2000, the Company completed a transaction wherein Pequot Capital Management acquired 3,500,000 shares of US SEARCH.com from the Company. The sale was made in conjunction with a financing transaction where Pequot Private Equity Group, the venture capital arm of Pequot Capital Management, completed a private financing with US SEARCH.com for up to $27.5 million. As a result of the transaction, the Company's ownership position in US SEARCH.com has been reduced below 50%, and therefore the Company will not be consolidating US SEARCH.com's future operating results. In the future, the Company will recognize its corresponding share of equity in US SEARCH.com's earnings and losses; losses will be recognized to the extent the Company has basis remaining in its investment. As of June 30, 2001, the cumulative losses consolidated from US SEARCH.com had reduced the Company's basis to zero.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2001 and 2000

The Company's operating revenues for its third quarter ended June 30, 2001 were $4,887,000, a decrease of $8,829,000, or 64%, from $13,716,000 in the prior fiscal year's third quarter ended June 30, 2000, which included consolidated results from US SEARCH.com. The decrease is principally the result of the deconsolidation of US SEARCH.com from the Company's 2001 operations as well as a $2,911,000, or 37%, decrease in film and television revenues from the prior fiscal year's third quarter. Film and television revenues were higher in the third quarter of fiscal 2000 as the Company recognized $5,443,000 in revenues from the licensing of certain broadcast rights for certain programs to United Releasing International, Ltd. The Company's revenues during the third quarter of fiscal 2001 came principally from the delivery of the feature film Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback, and from the HBO series Thrills. Additionally, the Company recorgnized revenues from continuing licenses of completed product from the Company's library direct to video, to domestic cable channel operators and international sub-distributors. The balance of third quarter 2001 revenues were generated from various sources, including materials sold to licensees. Gran Canal Latino generated nominal revenues.

In various stages of pre-production, production and post-production for the Company's fiscal 2001 distribution slate are the feature films Wolfgirl and The Lions are Loose.

Costs relating to operating revenues were $4,792,000 during the third quarter of fiscal 2001 as compared to $10,300,000 during the third quarter of fiscal 2000, which included consolidated results from US SEARCH.com. The decrease is principally the result of the deconsolidation of US SEARCH.com from the Company's 2001 operations as well as reduced film and television program costs. Film and television program costs decreased $2,428,000, or 34%, from fiscal 2000. Film and television program costs were higher in the third quarter of fiscal 2000 due to amortization costs associated with the licensing of certain broadcast rights for certain programs to United Releasing International, Ltd, whereas costs in the third quarter of fiscal 2001 came primarily from the delivery of the feature film Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback, and from the HBO series Thrills. As a percentage of operating revenues, costs relating to operating revenues were 98% for the third quarter of fiscal 2001 compared to 75% for the third quarter of fiscal 2000. Fiscal 2001 operating costs increased relative to operating revenues as the company continued its policy of amortizing older film titles on a straight line basis, irrespective of operating revenues in the period.

The Company's film and television licensing gross profits decreased $483,000 for the June 30, 2001 quarter compared to the June 30, 2000 quarter primarily as a result of decreased activity from the Company's television and film operations.

Selling, general and administrative expenses decreased $11,057,000, or 86%, to $1,827,000 in the third quarter of fiscal 2001 from $12,884,000 in the third quarter of fiscal 2000. The decrease in such expenses is primarily due to the deconsolidation of US SEARCH.com from the Company's 2001 operations. Selling, general and administrative expenses for the Company's film and television operations, before allocations to production, decreased $677,000, or 27%, from the comparable period in the prior fiscal year.

The provision for doubtful accounts and notes increased by $370,000, or 252%, for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 as a result of increases in such provisions for the film and television segment.

The Company has recorded minimal income tax expense for the three months ended June 30, 2001, and has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2001.

Interest expense for the third quarter ended June 30, 2001 was $1,702,000, a $551,000 or 24% decrease as compared to $2,253,000 for the third quarter ended June 30, 2000. The decrease was principally due to reduced balances in the Company's primary credit line, in addition to changes in variable interest rates during 2001. Total indebtedness for borrowed money declined slightly to $88,725,000 at June 30, 2001 from $89,231,000 at June 30, 2000.

The Company reported a net loss of ($3,948,000), or ($0.28) per basic and diluted share for the third quarter ended June 30, 2001. This compares with a net loss of ($7,157,000), or ($0.52) per basic and diluted share, for the third quarter ended June 30, 2000. Basic average common shares outstanding for the compared third quarters were 13,981,000 in fiscal 2001 and 13,846,000 in fiscal 2000.

Comparison of Nine Months Ended June 30, 2001 and 2000

The Company's operating revenues for the nine months ended June 30, 2001 were $8,627,000, a decrease of $39,773,000, or 82%, from $48,400,000 in the nine months ended June 30, 2000, which included consolidated results from US SEARCH.com. The decrease is the result of a $20,307,000, or 70%, decrease in film and television revenues from the prior fiscal year as well as the deconsolidation of US SEARCH.com from the

Company's 2001 operations. Film and television revenues were higher in the first nine months of fiscal 2000 as the Company recognized revenues from the features Picking Up The Pieces, They Nest and St. Francisville Experiment and from the licensing licensing of certain broadcast rights for certain programs to United Releasing International, Ltd., whereas fewer films and no major licensing transaction were completed in the first nine months of fiscal 2001. The Company's revenues during the third quarter of fiscal 2001 came principally from the delivery of the feature film Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback, and from the HBO series Thrills. Additionally, the Company recorgnized revenues from continuing licenses of completed product from the Company's library direct to video, to domestic cable channel operators and international sub-distributors. The balance of 2001 revenues were generated from various sources, including materials sold to licensees. Gran Canal Latino generated nominal revenues.

In various stages of pre-production, production and post-production for the Company's fiscal 2001 distribution slate are the feature film Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback and the feature films Wolfgirl and The Lions are Loose.

Costs relating to operating revenues were $8,770,000 during the nine months ended June 30, 2001 as compared to $34,353,000 during the comparable period in fiscal 2000, which included consolidated results from US SEARCH.com. The decrease is principally the result of reduced film and television program costs as well as the deconsolidation of US SEARCH.com from the Company's 2001 operations. Film and television program costs decreased $16,684,000, or 66%, from fiscal 2000. Film and television program costs were higher in the first nine months of fiscal 2000 due to the release of the features Picking Up The Pieces, They Nest and St. Francisville Experiment and from the licensing licensing of certain broadcast rights for certain programs to United Releasing International, Ltd., whereas fewer films and no major licensing transaction were completed in the first nine months of fiscal 2001. The Company's costs during the third quarter of fiscal 2001 came principally from the delivery of the feature film Harvard Man starring Sarah Michelle Gellar and written and directed by James Toback, and from the HBO series Thrills. As a percentage of operating revenues, costs relating to operating revenues were 102% for the nine months ended June 30, 2001 compared to 71% for the first nine months of fiscal 2000. Fiscal 2001 operating costs increased relative to operating revenues as the company continued its policy of amortizing older film titles on a straight line basis, irrespective of operating revenues in the period.

The Company's film and television licensing gross profits decreased $3,623,000 for the nine months ended June 30, 2001 compared to comparable period in fiscal 2000, primarily as a result of decreased activity from the Company's television and film operations.

Selling, general and administrative expenses decreased $31,832,000, or 86%, to $5,109,000 in the first nine months of fiscal 2001 from $36,941,000 in the first nine months of fiscal 2000. The decrease in such expenses is principally due to the deconsolidation of US SEARCH.com from the Company's 2001 operations. Additionally, selling, general and administrative expenses for the Company's film and television operations, before allocations to production, decreased $1,211,000, or 14%, from the comparable period in the prior fiscal year.

The provision for doubtful accounts and notes increased by $1,483,000,or 137%, for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 as a result of increases in such provisions for the film and television segment.

The Company has recorded minimal income tax expense for the nine months ended June 30, 2001, and has Federal net operating loss carryforwards which exceed expected taxable income for fiscal 2001.

Interest expense for the nine months ended June 30, 2001 was $4,967,000, a $1,260,000 or 20% decrease as compared to $6,227,000 for the nine months ended June 30, 2000. The decrease was principally due to reduced balances in the Company's primary credit line, in addition to changes in variable interest rates during 2001. Changes in variable interest rates during 2001 are expected to decrease expense in subsequent quarters if debt remains near current levels. Total indebtedness for borrowed money declined slightly to $88,725,000 at June 30, 2001 from $89,231,000 at June 30, 2000.

During the nine months ended June 30, 2001 the Company recorded an impairment provision of $2,000,000 relating to an investment in equity securities.

The Company reported a loss before cumulative effect of an accounting change of ($10,563,000), or ($0.76) per basic and diluted share for the nine months ended June 30, 2001. The Company reported a net loss of

($13,126,000), or ($0.94) per basic and diluted share, after recording a $2,563,000 cumulative effect of accounting change related to the Company's adoption of SOP 00-02 (See Note 9 of Notes to Consolidated Financial Statements). This compares with a net loss of ($18,740,000), or ($1.35) per basic and diluted share, for the nine months ended June 30, 2000. Basic average common shares outstanding for the compared nine month periods were 13,897,000 in fiscal 2001 and 13,836,000 in fiscal 2000.

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

Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. The Company has negotiated a Limited Forbearance Agreement (the "Limited Forbearance") with The Chase Manhattan Bank and all other members of the bank group, under which the bank group has agreed to forbear from taking certain actions and pursuing certain remedies for a limited period while the Company explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. As part of the Limited Forbearance, the Company has undertaken to report each week to Chase the amounts of its actual expenditures as compared to the amounts permitted under the disbursement schedule agreed to for each week as part of the Limited Forbearance. Such Limited Forbearance has subsequently been amended to extend the forbearance period through September 19, 2001, or until the earlier occurrence of certain termination events, including the commencement of involuntary bankruptcy proceedings against the Company by any other creditor of the Company, the attempt by any other creditor of the Company to execute a judgment against any asset of the Company, the payment by the Company of any interest or principal to any holder of the Company's subordinated debt, a change in control of the Company, a change in the management of the Company, the Company's failure to properly fund its employee benefit plans, the Credit Agreement becoming null and void for any reason other than by action of the lenders, or the failure of the Company to timely comply with any term or covenant of the Limited Forbearance.

Under the terms of the Limited Forbearance, as amended, Chase is permitted to draw one-hundred percent (100%) of any amounts in the Company's existing accounts with certain Lenders in excess of $1,200,000 at the end of each week during the Forbearance Period and apply such amounts toward payment of the Company's outstanding obligations under the Credit Agreement. The Company has engaged Houlihan, Lokey, Howard and Zukin to assist the Company in marketing its film library and exploring other transactions. There can be no assurance that any transactions will generate sufficient funds to enable the Company to meet its obligations as they become due. In the event Chase restricts the Company's use of capital, the Company will not be able to meet operating requirements.

For the nine months ended June 30, 2001 the Company experienced consolidated net cash flows of ($9,224,000) from operating activities, primarily resulting from the deconsolidation of US SEARCH.com from the Company's balance sheet. Consolidated accounts receivable and amounts due from related parties decreased ($7,914,000) from September 30, 2000 to June 30, 2001. Net consolidated unrestricted cash decreased during the nine months ended June 30, 2001 by ($9,060,000) to $729,000. As the Company continues production and distribution activities, it may experience net negative cash flows from operating activities, pending receipt of licensing revenues, other revenues and sales from its library.

CREDIT FACILITY

In June 1996, the Company obtained a $40,000,000 syndicated revolving credit facility with a group of banks including Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") led by The Chase Manhattan Bank ("Chase"). A September 1997 amendment increased the maximum amount of revolving credit to $60,000,000, and a December 1998 amendment increased the maximum amount of revolving credit to $75,000,000, as discussed more fully below. The agreement provides for borrowing by the Company on specified percentages of receivables and a specified amount of the Company's appraised library value for unsold or unlicensed rights and is secured by substantially all of the Company's assets. In August 2000, the Company negotiated the extension of the credit facility through the period ending September 30, 2001. This agreement eliminates a production tranche, which was granted under a previous amendment and calls for scheduled paydowns of the credit facility. The Company pays an annual commitment fee of .5% of the unused portion of the credit line. As described earlier, on December 8, the Company filed a borrowing base certificate with Chase as agent under the Credit, Security, Guaranty and Pledge Agreement. This certificate reported that the Company is materially over its borrowing limits, which would be an event of default under the Credit Agreement. As of August 10, 2001, the Company had drawn down $67,205,000 under the credit facility, which exceeded the total borrowing base availability at that time.

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

OTHER DEBT

The Company's other borrowings, totaling $21,520,000 as of June 30, 2001, consisted principally of production loans from Comerica Bank - California ("Comerica") and Far East National Bank ("Far East") to consolidated production entities, convertible subordinated debentures, and a five-year term loan. The Kushner-Locke Company provided corporate guarantees for a total of $1,774,000 of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

The Company's production loans, totaling $17,349,000 as of June 30, 2001, consisted of production loans by Comerica and Far East to consolidated production entities. The Company provided limited corporate guarantees for portions of the production loans which are callable in the event that the respective borrower does not repay the loans by the respective maturity date. In general these loans are non-recourse to the Company except to the extent of the guaranties. However, the Company occasionally advances funds to the Lenders in advance of receipts from customers. Deposits paid by the distributing licensees prior to the delivery of the financed pictures are held as restricted cash collateral by the Lenders.

In April 1998, a $4,625,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Susan's Plan. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1% or at LIBOR (3.71% as of August 7, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $600,000 in connection with this loan. As extended, the loan matured on May 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In August 1998, a $2,900,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Ringmaster. In November 1998, the loan amount was increased to $4,200,000. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1% or at LIBOR (3.71% as of August 7, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the original amount of $800,000 in connection with this loan, which is reducible based on sales and other loan conditions. The loan matured on October 15, 2000. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In October 1998, a $1,400,000 production loan was obtained by a consolidated subsidiary from Far East to cover the production budget of Mambo Cafe. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. As extended, the loan matured on March 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In October 1998, a $2,500,000 production loan was obtained by a joint venture from Far East National Bank to cover the production budget of Freeway II:
Confessions of a Trickbaby. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan has been purchased by Worldwide Multimedia, which extended the maturity date to March 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In April 1999, a $12,000,000 production loan was obtained by a consolidated subsidiary from Comerica to cover the production budget of Picking Up The Pieces. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1% or at LIBOR (3.71% as of August 7, 2001) plus 2%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $700,000 in connection with this loan. The loan matured on November 15, 2000. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In June 1999, a $1,626,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of The Last Producer. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended, the loan matured on March 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms. In November 1999, a $1,500,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of They Nest. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided no corporate guaranty in connection with this loan. As extended the loan matured on April 30, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In February 2000, the Company obtained a $2,000,000 loan from Far East National Bank. Interest at 7% per year was payable quarterly commencing March 2000, however, under the terms of the Limited Forbearance Agreement, the Company has been precluded from making recent interest payments, which constitutes a default under the terms of the loan. The loan matures in February 2005. Proceeds were used to obtain limited partnership units in World Wide Multimedia LLP ("WWMM"), which collateralize the loan. The Company has obtained additional limited partnership units in WWMM in exchange for certain film rights.

In March 2000, a $1,700,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Dark
Prince: The True Story of Dracula. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $1,250,000 in connection with this loan. The loan matured on March 31, 2001. The Company has not repaid the balance of the production loan and is in discussions with the bank regarding the Company's obligations under the loan agreement. There can be no assurance that the loan will be extended, or if it is extended, that such extension will be on favorable terms.

In July 2000, a $5,967,000 production loan was obtained by a consolidated subsidiary from Far East National Bank to cover the production budget of Harvard Man. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The Company provided a corporate guaranty in the amount of $400,000 in connection with this loan. The loan matures in December 2001.

In September 2000, a $1,184,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of the Company's Thrills series. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on September 28, 2001.

In November 2000, a $407,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of the films Cover Me and The Hunter. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1%. The loan is collateralized by the rights, title and assets related to the film. The loan matures October 30, 2001.

In November 2000, a $670,000 production loan was obtained by a consolidated subsidiary from Camden Equities, Ltd. to cover the production budget of Wolfgirl. The loan bears interest at Prime (6.75% as of August 7, 2001) plus 1.5%. The loan is collateralized by the rights, title and assets related to the film. The loan matures on November 16, 2001.

As of June 30, 2001, $1,568,700 principal amount of Series B Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of approximately $9.27 per share) and $602,000 principal amount of 8% Convertible Subordinated Debentures (convertible into common stock at an adjusted rate of $5.85 per share) were outstanding. In December 2000, $2,800 principal amount of the Series B Debentures were converted into 302 shares of Common Stock. The Debentures matured December 15, 2000 and remain unpaid.

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


SUMMARY

Management does not expect that existing resources and cash expected to be generated from operating activities will be sufficient to fund the combined requirements of the Company's planned production, acquisition and distribution activities and mandatory interest and debt repayments in the next twelve months. On December 8, 2000, the Company filed a borrowing base certificate with The Chase Manhattan Bank ("Chase") as agent under the Credit, Security, Guaranty and Pledge Agreement which reported that the Company is materially over its borrowing limits which would be an event of default under the Credit Agreement for which the Agent may terminate the Agreement and/or declare all amounts due and payable thereunder immediately due and payable, and the Company does not believe its present cash position would enable it to repay the amounts due. Additionally, the Company has been unable to make scheduled interest and principal payments under the terms of the Credit Agreement. As disclosed above, the Company has subsequently negotiated a Limited Forbearance Agreement with Chase and all other members of the bank group, under which the bank group has agreed to forbear from taking certain actions and pursuing certain remedies for a limited period, while the Company explores strategic alternatives, including possible library or other asset sales and additional licensing activities with third parties to enhance liquidity. The Limited Forbearance Agreement has been amended to extend the forbearance period through September 19, 2001. There can be no assurance that any transactions will be consummated, or, if consummated, will generate sufficient funds to enable the Company to meet its obligations as they become due. Additionally, the Company is prohibited from making any payments to any holders of debt under either its 13 3/4% Convertible Subordinated Debentures or its 8% Convertible Subordinated Debentures, both of which became due December 15, 2000. Failure to make these payments when due constituted a default of the Company's obligations under these debentures. In the event Chase restricts the Company's use of capital in the future, the Company will not be able to meet operating requirements.

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

a)   Exhibits: None

b)   Reports on Form 8-K: June 4, 2001; June 29, 2001 and August 3, 2001.

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


                                        THE KUSHNER-LOCKE COMPANY
                                        -------------------------
                                        (Registrant)


Dated: August 14, 2001                  /s/  PETER LOCKE
                                        -------------------------------
                                        Peter Locke
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer



Dated: August 14, 2001                  /s/  DONALD KUSHNER
                                        -------------------------------
                                        Donald Kushner
                                        Co-Chairman of the Board,
                                        Co-Chief Executive Officer
                                        and Secretary



Dated: August 14, 2001                  /s/  BRETT ROBINSON
                                        -------------------------------
                                        Brett Robinson
                                        Senior Vice President and Chief
                                        Financial Officer